Form 10KSB
period 1997-12-31
U S PLASTIC LUMBER CORP
filed 1998-03-31
CIK 1014851

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                        COMMISSION FILE NUMBER 000-23855


                         U.S. PLASTIC LUMBER CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                              --------------------

             Nevada                                          87-0404343
 ------------------------------                          -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                              ---------------------



           2300 W. Glades Road, Suite 440 W, Boca Raton, Florida 33431
                                 (561) 394-3511
           -----------------------------------------------------------
              (Address and telephone number of principal executive
                         offices and place of business)

      Securities registered pursuant to Section 12 (b) of the Act:  None

      Securities registered pursuant to Section 12 (g) of the Act:

         TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
    ------------------------------         ------------------------------------
    Common Stock, Par Value $.0001                     N/A


Check here whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes        No  X
         -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was $24,739,000.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 28, 1998 based on the average bid and asked price on such date, being $6.56 per share, was $41,976,296. The aggregate market value of preferred stock held by non-affiliates of the registrant on February 28, 1998 was $ 4,761,743.

The number of shares outstanding of the registrant's common stock as of February 28, 1998 is 15,786,363.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year. Certain exhibits are incorporated by reference to the Registrants' Registration Statement on Form SB-2 and Amendments thereto filed with the Securities and Exchange Commission on February 11, 1998.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     U.S. Plastic Lumber Corporation (the "Company"), a Nevada Corporation, is a manufacturer and marketer of recycled plastic lumber products and a provider of environmental recycling services. The Company was incorporated under the laws of the State of Utah on July 26, 1983, under the name of Front Street Energy, Inc., and completed an initial public offering of its securities in 1983. The Company changed its corporate domicile to the State of Nevada in June 1992 and changed its name to Front Street, Inc. In 1994, the Company changed its name to Educational Storybooks International, Inc. when it acquired all the outstanding stock of Educational Storybooks, Inc. The Company subsequently divested itself of Educational Storybooks, Inc. and another subsidiary, and had no significant assets or business until March 1996, when the Company acquired Earth Care Global Holdings, Inc. ("Earth Care") as a wholly owned subsidiary, through the acquisition of all the issued and outstanding stock of Earth Care in a stock for stock exchange (the "Acquisition") and changed its name to U.S. Plastic Lumber Corporation.

     The Company has two distinct business lines. One operation, U.S. Plastic Lumber Ltd., manufactures structural and non-structural plastic lumber and fabricates a variety of accessory products, such as park and site amenities, made from 100% recycled high density polyetheylene. The other operation, Clean Earth, Inc. provides environmental recycling services including fixed based plants providing thermal desorption and bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. The Company owns and operates seven manufacturing, processing and fabrication facilities in the U.S. The primary product produced in three of these plants is plastic and lumber profiles made from recycled plastic waste. Recycled plastic lumber is manufactured in a variety of colors, profiles and shapes including standard lumber dimensions and many custom engineered profiles and shapes. The fourth and fifth plants are fabrication facilities which manufacture value-added products made from the Company's recycled plastic lumber. The sixth plant is a recycled plastic processing facility which includes washing, grinding and pelletizing of post consumer and post industrial plastic waste. Some of this material is used to supply the raw material needs of the Company's lumber manufacturing facilities. Plastic lumber's principal intended use is as an environmentally friendly and non-toxic alternative to pressure treated lumber or rain forest hardwoods, which is suitable for and provides superior performance in most outdoor applications. The Company's plastic lumber product can be used in structural and non-structural applications. The Company's seventh plant operates a process for treating and recycling soil that has been contaminated with petroleum hydrocarbons and similar compounds through a process known as thermal desorption. The Company anticipates an eighth plant to open during the second quarter of 1998 which will be utilized for treating and recycling soil through a process which is bio-organic in nature.

     U.S. Plastic Lumber Ltd. is comprised of six wholly owned subsidiaries:
Earth Care Products of Tennessee, Inc., which operates a manufacturing plant in Trenton, Tennessee: Earth Care Products of the Midwest, Inc., which operates a sales and fabrication facility in

Lake Odessa, Michigan; Recycled Plastics Industries, which operates a sales and manufacturing facility in Green Bay, Wisconsin; Chesapeake Plastic Lumber, Inc., which operates a plastic manufacturing facility in Denton, MD; Environmental Specialty Products, Inc., which runs a sales, fabrication and distribution center of recycled plastic products in Guasti, California and EnviroPlastics Corporation, which operates a recycled plastic regrind plant in Auburn, Massachusetts.

     The Company's plastic lumber operation manufactures plastic lumber from recycled waste plastic to produce a high quality, long lasting alternative to pressure treated lumber that provides superior performance in outdoor uses and is suitable for most nonstructural and structural applications. The Company has a license using a patent pending technology to manufacture structural plastic lumber. By producing a high quality recycled plastic lumber product, the Company conserves natural resources by reducing the need for lumber products made from wood and at the same time reduces the amount of plastic waste into landfills while providing a longer lasting, useful product. The Company's plastic lumber products are intended as an excellent replacement for pressure treated lumber, which is injected with toxic chemicals to retard decay and insect infestation. Plastic lumber is not subject to decay or insect infestation and so will outlast wood, especially in applications exposed to moisture. Recycled plastic lumber is environmentally friendly in that it eliminates potential pollution from leaching of such toxic chemicals into the environment.

     Clean Earth, Inc. operates a plant in New Castle, Delaware and two environmental construction companies: Integrated Technical Services, Inc. (ITS), in Winslow, New Jersey and Advanced Remediation and Disposal Technologies, Inc.
(ARDT) in Coopersberg, Pennsylvania. As of November 18, 1997, the Company also acquired Waste Concepts, Inc. which provides environmental recycling services and beneficial re-use of waste materials. As of January 2 ,1998, the Company also acquired Green Horizon Environmental, Inc., also an environmental recycling services company. In addition, the Company has started Carteret Biocycle Corp. which is constructing a recycling facility in Carteret, New Jersey utilizing a bio-organic methodology of recycling contaminated soils. The Company anticipates this facility will open during the second quarter of 1998. Clean Earth, Inc. also owns a majority interest of Consolidated Technologies, Inc. (CTI) which provides beneficial re-use of dredge materials and is an important factor to the Company's plans to bid on major dredge contracts.

     The Company's Clean Earth operation, which offers environmental recycling services, operates several subsidiaries. Clean Earth of New Castle, Inc. (CENC) operates a low temperature thermal desorbtion treatment plant that ensures that contaminated soil is treated in accordance with local, state and federal regulations. This thermal treatment process removes petroleum hydrocarbons from the soil and has been recognized by federal and state agencies (including Delaware, New Jersey, New York, Maryland and Pennsylvania) as a cost effective technology for cleaning up the environment. Contaminated solids, soils and construction debris are recycled and reused in construction and industrial applications. The Company's recycling center in New Castle, Delaware is in a prime location for servicing the Northeast and Mid-Atlantic regions, where extensive remodeling and rebuilding of infrastructure and abandoned industrial property is ongoing. This division also operates Carteret Biocycle Corp., (CBC) a bioremediation plant located in Carteret, NJ, which will remove petroleum hydrocarbons from soil. The Company anticipates operations will commence in the spring of 1998. The plant is similar to the Clean Earth of New Castle, Inc.
(CENC) facility except that its process involves bio-organic destruction of petroleum hydrocarbons whereas the

CENC facility uses low temperature thermal desorbtion to remove petroleum hydrocarbons from the soil. The remaining environmental recycling subsidiaries are involved in beneficial re-use of waste products, upland re-use of dredge materials in strip mines and brownsfield properties, environmental construction services, and on-site recycling services.

FORWARD LOOKING STATEMENTS

     When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, the Company's history of operating losses, demand for products and services of the Company, newly developing technologies, loss of permits, conflicts of interest in related party transactions, regulatory matters, protection of technology, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the effects of competition and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HISTORY AND DEVELOPMENT OF THE COMPANY

     In March 1996, the Company entered into an Agreement and Plan of Reorganization with Earth Care Global Holdings, Inc. ("Earth Care"), a manufacturer and marketer of recycled plastic products and other recycling services. Pursuant to the Agreement, the Company effected a reverse split of its common stock on a 1 for 16 basis, and then issued 4,196,316 post split shares of its authorized but previously unissued common stock to acquire all the issued and outstanding stock of Earth Care in a stock for stock exchange (the "Acquisition") which was intended to be a tax free reorganization under Section 368(a) of the Internal Revenue Code. See "Certain Transactions" for additional information.

     In April 1996, the Company acquired all of the assets of DuraTech Industries. DuraTech Industries, in operation since 1986, is a manufacturer of recycled plastic lumber, recycled plastic shapes and value added products located in Lake Odessa, Michigan. This acquisition doubled the Company's recycled plastic lumber sales.

     In December 1996, the Company completed a reverse triangular merger with Clean Earth, Inc.. ("Clean Earth"). Clean Earth has been in operation since 1991, and has treated over 600,000 tons of soil and construction debris that was contaminated with petroleum hydrocarbon wastes, such as fuels, lubricating oils, tars and gasoline. Clean Earth, Inc. now operates all of environmental subsidiaries of the Company. See "Certain Transactions" for additional information.

     In January 1997, the Company acquired Recycled Plastics Industries, Inc.
(RPI), located in Green Bay, Wisconsin. RPI is a manufacturer of specialty profile recycled plastic lumber products that was formed in 1989. RPI's production process utilizes an automated continuous flow extrusion process with vacuum calibration forming technology. The special products and additional dimensional lumber capacity complement the Company's existing products manufactured at the Tennessee and Maryland plants.

     In February 1997, the Company acquired Advanced Remediation and Disposal Technologies, Inc. (ARDT). ARDT is engaged in environmental construction and clean up of contaminated industrial sites primarily involving water and soils. On December 31, 1997, ARDT was merged into another wholly-owned subsidiary of the Company, Integrated Technical Services, Inc., due to the similarity in services and proximity of operations to one another.

     In March 1997, the Company acquired Environmental Specialty Plastics, Inc.
(ESP), a marketing, fabrication and distribution company of recycled plastic products in Guasti, California. ESP also manufactures custom signs out of recycled plastic lumber utilizing in house routing equipment and is able to personalize site amenities, such as benches, ash urns and picnic tables, engraving logos and designs into recycled plastic end products. This acquisition provides the Company with a market presence on the west coast.

     In March 1997, the Company acquired Integrated Technical Services, Inc.
(ITS) located in Winslow, New Jersey. ITS is engaged in environmental construction and clean up of contaminated industrial sites primarily involving water and soils similar to the operations of ARDT.

     In June 1997, the Company acquired EnviroPlastics Corporation, in Auburn, Massachusetts, which operates a recycled plastic processing plant including the washing, grinding and pelletizing of post-consumer and post-industrial plastic waste. An estimated 74% of the $3,500,000 in sales for the year ended December 31, 1997 were from one major customer, Dupont, who was the prime customer for the pelletized, post-consumer feedstock product on an exclusive basis with EnviroPlastics Corp.

     In June 1997, the Company formed Carteret Biocycle Corp. ("CBC") as a wholly owned subsidiary of Clean Earth, Inc. CBC has under construction an 80,000 square foot soil recycling facility, for approximately $2,000,000, on a 5-acre leased parcel in Carteret, New Jersey. This facility will recycle contaminated soils utilizing a bio-organic technology of removing contaminants. The plant will have the capacity to process approximately 320,000 tons of contaminated soil annually and is expected to become operational in the second quarter of 1998. This is an estimate of the plant's potential capacity and there can be no assurances that these results may be achieved or that the plant will operate at full capacity year round. CBC has entered into a 30 year ground lease with two additional ten year options at a rental cost of $210,000 per year for the initial 30 year term. CBC simultaneously entered into a License and Operating Agreement with S D & G Aggregates, Inc. which holds a license to operate a recycling operation on the leased premises. CBC also has a right of first refusal to lease an adjacent 17 acre parcel for potential dredge transfer operations in conjunction with its other dredging operations.

     In July 1997, the Company formed a joint venture partnership with Interstate Industrial Corp. of Secaucus, New Jersey to bid on dredging and upland disposal projects. The joint venture company does business as Interstate/U.S. Plastic Lumber Corp. joint venture.

     In November 1997, the Company acquired Waste Concepts, Inc ("WCI") as a wholly owned subsidiary of Clean Earth, Inc. WCI is primarily involved in removing and recycling volumes of waste products for beneficial reuse as well as providing construction and permitting services for reuse and disposal of dredge materials. The Company plans to expand its operations to include large volume handling of such dredge material and incinerator ash.

RECENT DEVELOPMENTS

     In January 1998, the Company acquired Green Horizon Environmental, Inc. ("GHI") as a wholly owned subsidiary of Waste Concepts, Inc. GHI is primarily involved in removing and recycling large volumes of incinerator ash, paper pulp and sewer sludges for beneficial reuse in strip mines. GHI has also been actively involved with the beneficial re-use of dredge materials and incinerator ash and is a critical component of the Company's plans to expand its operations. It operates in the same market area as Waste Concepts, Inc. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In February 1998, the Company acquired an additional 30% interest in Consolidated Technologies, Inc. ("CTI"). The Company now owns a majority interest in CTI. CTI was a start-up company at the time of the initial investment by the Company, but it has the only permit with the Commonwealth of Pennsylvania to allow it to dispose of dredge materials mixed with municipal ash to create a grout like substance used in the reclamation of strip mines. CTI will enable the Company to bid on dredge projects within reasonable transportation distance from the strip mine locations in Pennsylvania. See "Certain Transactions" and "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In March 1998, the Company acquired substantially all of the assets of Chesapeake Recycled Lumber, Inc. The Company formed Chesapeake Plastic Lumber, Inc. ("CPL") as a wholly-owned subsidiary of U.S. Plastic Lumber, Ltd. to own and operate these assets. The assets primarily consist of plastic lumber manufacturing equipment and an existing customer base. CPL provides the Company with additional plant capacity and a regional manufacturing plant located in the Mid-Atlantic market. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

CORPORATE STRUCTURE

     The Company is a holding company for the Company's wholly owned subsidiaries: (i) U.S. Plastic Lumber Ltd., a Delaware corporation, which has been formed to act as a holding company for all operating recycled plastic lumber subsidiaries, and (ii) Clean Earth, Inc., a Delaware corporation, is the holding company which owns all operating environmental recycling subsidiaries. The following is a list of the Company's indirect subsidiaries:

U.S. PLASTIC LUMBER LTD. SUBSIDIARIES:
-------------------------------------

Earth Care Products of the Midwest, Inc., a Florida corporation
Earth Care Products of Tennessee, Inc., a Florida corporation
RPI Acquisition Corp., a Wisconsin corporation
  (d/b/a Recycled Plastics Industries)
Environmental Specialty Products, Inc., a California corporation
EnviroPlastics Corp., a Massachusetts corporation
Chesapeake Plastic Lumber, Inc., a Delaware corporation

CLEAN EARTH INC. SUBSIDIARIES:
-----------------------------

Clean Earth of New Castle, Inc., a Delaware corporation
Advance Remediation and Disposal Technologies, Inc., a Pennsylvania corporation
  (eff. 12/31/97 merged into Integrated Technical Services, Inc.)
Integrated Technical Services, Inc. a Delaware corporation
Carteret Biocycle Corp., a Delaware corporation
Waste Concepts, Inc., a Pennsylvania corporation
Green Horizon Environmental, Inc., a Pennsylvania corporation,
  (wholly-owned subsidiary of Waste Concepts, Inc.)
Consolidated Technologies, Inc., a Pennsylvania corporation,
  (55% shareholder interest)

RECYCLED PLASTIC LUMBER OPERATION

PRODUCTS

     During the past several years, the Company's recycled plastic lumber division has positioned itself to be a leading manufacturer of recycled plastic lumber, a newly emerging industry. Recycled plastic lumber is manufactured in a variety of colors, profiles and shapes including standard lumber dimensions and a variety of custom engineered profiles and shapes.

     The Company's recycled plastic lumber products are made from 100% recycled, post-consumer and post-industrial plastics and are used for numerous municipal, commercial and residential applications. This non-toxic material is an environmentally friendly alternative to pressure treated lumber and rare woods and provides superior performance for most nonstructural, outdoor applications where traditional wood is subject to moisture damage and rotting. The Company also produces structural lumber. Recycled plastic lumber products offer these unique advantages:

o    50 year limited warranty
o    Environmentally friendly and non-toxic
o    Virtually maintenance free
o    Saves trees and reduces use of exotic rain forest hardwoods
o    Can be worked with conventional tools
o    Aesthetically pleasing wood-like textured surface
o    Splinter proof - never rots
o    Not affected by termites, ants or other wood borers
o    No splitting, cracking or chipping
o    Holds nails and screws 40% better than wood
o    Non absorbent and waterproof
o    No leaching into soil or groundwater
o    Most graffiti easily washes off
o    Does not promote organic growth when wet

     Products built with the Company's recycled plastic lumber have the appearance of freshly stained or painted wood but the longevity and maintenance-free qualities of plastic. Recycled plastic products are an ideal replacement for wood, metal and concrete in numerous applications, including most non-structural exterior functions. Some of the potential applications are:

o Decking, including supporting structures, for residential and commercial projects
o Commercial, municipal and residential applications such as park benches, picnic tables, trash receptacles, car stops, planters and ash urns
o    Fencing
o highway spacer blocks, guardrail posts, sound attenuation barriers and speed bumps
o    Trailer, farm equipment and railroad box car flooring
o Industrial applications such as pallets, walkways in chemical plants, catwalks on factory roofs
o    Sanitary animal pen flooring
o    Railroad ties Engineered products such as pier piling cores
o    Sea pilings and marine bulkheads


MANUFACTURING

     The Trenton, Tennessee manufacturing facility currently has three closed mold forming extruders, one continuous flow extruder, and one extruder to manufacture custom product such as barrel rings and guardrail barrier profiles. Most of the Company's large profiles are manufactured at this facility, including engineered products such as marine piling cores, retaining wall timbers and prototype products including the railroad crosstie, highway guardrail posts, and highway spacer blocks. This facility also produces lumber in assorted specialty shapes such as bench ends and table legs.

     The Green Bay, Wisconsin sales and manufacturing facility operates six extruders that utilize a vacuum calibration continuous flow forming line. This process allows for the manufacture of many special profiles, in any length, that are not able to be produced with conventional roll forming or closed mold systems. A regional sales office is also maintained in this location. The facility will also manufacture the Company's "Carefree Decking Systems", a specialty product used for decks and rail systems in commercial and residential applications.

     The Denton, Maryland manufacturing facility currently has two extruders utilizing continuous flow production. The plant contains 80,000 square feet providing the Company with critical space suitable for production capacity expansion in the event such is needed.

     The fabrication facilities in Lake Odessa, Michigan and Guasti, CA house the assembly line that fabricates most of the value added products sold by the Company such as picnic tables, park benches and trash receptacles. A regional sales office is also maintained at these locations.

     The Company's manufacturing process involves proprietary technologies and specialized manufacturing equipment custom built or modified to the company's specifications. The manufacturing process utilizes granulated and/or densified recycled plastic, which in certain cases, contains additives formulated for desired end use characteristics of the product. A key advantage of the process is the ability to utilize plentiful, recycled plastic waste to create a consistent material which can be extruded into a desired shape. While the end product maintains many of the desirable properties of traditional wood materials, it also has superior characteristics such as moisture resistance which give it an advantage over wood for many applications.

     The primary product of the Company's manufacturing process is molded plastic lumber in various sizes ranging from 3/8" x 1", to 10" diameter profiles in various lengths. The Company also markets and sells various engineered or value added products for specific applications, in which the plastic lumber is used to make the finished product.

     The manufacturing process uses 100% recycled plastic raw material and consists of three stages. First, the recycled plastic materials received at the plant are identified and categorized by resin type. These materials are processed through a series of grinding, densifying and other operations to a consistent particle size. The ground plastic resins are then blended with other ingredients such as colorant and UV stabilizers to prepare specific mixes for the products being produced by the plant. Second, the plastics are heated, mixed and compounded into a thick molten composite which is extruded through either closed mold, roll forming or vacuum calibration finishing lines into specified shapes or profiles using equipment specifically designed for processing recycled materials. Finally, the extruded products are cooled in a downstream process, and the resulting profiles are inspected and cut to specific lengths. The product is then ready to be shipped as plastic lumber in sizes and shapes corresponding to standard lumber dimensions. The Company utilizes only recycled polyethylenes and does not use plastics with PVC, toxic chemicals, insecticide or paint residues. The Company does use other composite material for manufacturing its structural lumber product line. The Company's manufacturing process produces no harmful environmental by-products or hazardous waste.

RAW MATERIALS SUPPLY

     The Company obtains most of its mixed plastics feedstock through firms who obtain such materials from a large variety of recycling facilities, including municipal recycling programs as well as plastics discarded in various industrial and manufacturing processes. The Company believes the raw material feedstock is currently purchased from sources which are dependable and adequate for at least short term and medium term manufacturing requirements. Generally, the Company attempts to maintain raw materials inventory sufficient to supply its manufacturing requirements for approximately two months, and management believes that suitable alternative sources are available in the event of disruption. In the past, the Company has not experienced any significant disruptions from a lack of raw material availability or other supply problems. However, the cost of recycled plastics has been subject to cyclical market fluctuations over the past several years based on supply and demand. The Company's long term strategy is to contract directly with Municipal Recycling Facilities and industrial plastic manufacturers for long term supply to mitigate the exaggerated fluctuation in pricing and supply. However, no assurances can be given that raw materials will always be available at commercially reasonable prices. The Company is generally of the belief that if significant increases in demand for recycled plastics of a lasting nature were to occur, the potential supply of recycled plastics could easily be expanded to meet any lasting increase in demand. The Company believes that both supply and demand will continue to increase as public awareness of the need to recycle plastic waste increases. However, any disruption of supply arrangements or significant lasting increases in raw materials prices could have a material adverse effect on the Company's operations.

RESEARCH AND DEVELOPMENT

     Extensive testing of recycled plastic lumber has been performed for the past several years at Rutgers University's Center for Plastics Recycling Research. The Company has been an active participant along with others in the research and development process. Since its formation, the Company has also devoted significant efforts on its own, testing and refining its manufacturing processes, molds and recipes to improve its finished products.

     In May, 1996, after a long period of research and development with the Company, Rutgers University applied for U.S. Patent Protection for its recycled plastic composite railroad cross tie and its related manufacturing technology. These patents, if granted, would be held by Rutgers University, with the Company being the exclusive worldwide licensee for the sale of this and related products pursuant to an agreement the Company has with Rutgers University. Rutgers University has received a Notice of Allowance from the U.S. Patent Office with respect to its patent application and has paid the issue fees. Rutgers anticipates the patent will be issued in the second quarter of 1998 barring any unforeseen circumstances.

     A group of plastic lumber manufacturers founded the Plastic Lumber Trade Association (PLTA) to promote the benefits of plastic lumber and create proper testing standards. PLTA holds committee meetings three time a year in conjunction with the American Society of Testing & Materials (ASTM). Complete ASTM standards are being established for plastic lumber and preliminary test results are now available from the following institutions:

o    Rutgers University's Center for Plastics Recycling Research
o    University of Massachusetts at Lowell, Dept. of Engineering
o    Batelle, Engineering Mechanics Dept.
o    US Army Corps of Engineers Research Laboratories

     Several ASTM standards have been developed and approved for plastic lumber as of July of 1997. This will greatly expand the potential users who are required to meet specifications and standards known to the wood industry. A manual for use of residential decking material is anticipated to be approved as early as mid-1998.

PROPRIETARY TECHNOLOGY

     The Company is generally of the belief that maintaining state of the art technology in its recipes, molds and manufacturing processes and maintaining the proprietary nature of that technology through trade secrecy is more important to maintaining a competitive position in the industry than seeking any legal protections that patents may provide. However, patent protection for technology related to railroad crossties and the process to manufacture them, is currently being sought by Rutgers University, but there is no assurance it will obtain any such protection. The Company has entered into an agreement with Rutgers pursuant to which it has exclusively licensed such technology. The Company has two registered trademarks, "Clean Earth" and "Recyclemaid" and has made application to the U.S. Patent Office to register trademarks for "Carefree Deck System", "Duratie" and "Earth Care".

COMPETITION

     The recycled plastic lumber industry is a young, highly fragmented industry with over 30 small manufacturers and many more marketers of recycled plastic lumber. Including the Company, there are approximately 22 members of the Plastic Lumber Trade Association ("PLTA"). The competition is broken down into two separate categories: plastic lumber manufacturers using strictly high density polyethylene and manufacturers that use a mixture of high density and other polymers to produce a product that is less expensive.

     The Company primarily uses only high density polyethylene and additives at all of its plants. The major competitors in this segment of the market include Eaglebrook Products, Inc., Chicago, Illinois, Bedford Industries, Worthington, Minnesota; Cycle-Masters, Inc., Sweetster, Indiana and NEW Plastics Corp., Luxemburg, Wisconsin. The Company attempts to compete with these competitors on the basis of price, quality and service. The two major commingled manufacturers are The Plastic Lumber Company, Inc., Akron, Ohio and Hammer's Plastics Recycling, Iowa Falls, Iowa.

     There are several competitors which manufacture a composite product which consists of a mixture of wood and plastic. Trex and AERT are competitors of the Company using a plastic composite material made with sawdust used to manufacture primarily deckboard.

     In most of its applications, the recycled plastic lumber manufactured by the Company will also be in direct competition with conventional wood. At present, the principal competitive disadvantage of recycled plastic lumber compared to wood is that it is generally more expensive to purchase. Recycled plastic lumber is comparable in price to high grade cedar and redwood. Although recycled plastic lumber can be more expensive to initially purchase than comparable wood, plastic lumber can substantially outlast wood, particularly in applications where the lumber is exposed to the elements, and can therefore be more cost effective in the long run. The Company also believes that environmental restrictions are presently impeding forestry operations in United States forests. A second factor impeding the use of pressure treated lumber is the toxic leaching characteristics. Chemicals injected into pressure treated lumber contain hazardous constituents which are released into the soil and create potentially toxic and hazardous conditions. Such factors may reduce if not eliminate any price advantage that wood presently has with respect to its initial cost.

POTENTIAL MARKETS

     By producing a suitable recycled plastic lumber product, the Company conserves natural resources, reduces the plastic waste into landfills and provides a useful, maintenance-free product that satisfies this growing market. One of the major markets for recycled plastic lumber is as a substitute for pressure treated lumber. There are currently a number of states that have either passed laws or have on their legislative agenda, restrictions on the use and disposal of pressure treated lumber. The pressure treating process injects copper, chromium and arsenic (all carcinogens) into the wood. Pressure treated wood has legislative restrictions in some states on its disposal methods which require disposal in toxic waste landfills. Plastic lumber is a safe alternative which is fully recyclable and maintenance-free, and the Company's product consists of both structural and non-structural uses.

     In July 1994 the Company was selected to participate in a cooperative venture with Rutgers University, Norfolk & Southern Railroad, Conrail and the US Army Corps of Engineers Research Laboratories to develop a prototype railroad crosstie made from recycled commingled plastic. Rutgers University has performed extensive tests on many formulas and the Company has developed a prototype that is superior in many ways to the creosote wood crosstie. Norfolk & Southern and Conrail are currently track testing the new prototype. The Company believes it is the only plastic lumber manufacturer participating in this project. As of February 1998, the Company's cross ties have approximately 60 MGT (million gross tons) of service and are performing without any measured defects. In contrast, creosote wood ties installed at the same time have experienced noticeable wear.

     Presently there are approximately 180,000 miles of railroad track in the United States, with approximately 3,334 crossties per mile or a total of over 600,000,000 ties in place. In 1995, 18,000,000 crossties were replaced. In certain applications, the creosote wood crosstie may have an expected useful life of less than 5 years, creating a tremendous demand for the more durable recycled plastic crossties that have an estimated useful life in excess of 50 years. Conditions which shorten tie life are moisture, extreme temperature fluctuations and location relative to curves and switches. Railroads know from extensive experience which locations require highest maintenance and these will be the initial target areas for the Company's longer lasting polymer crossties. Based on the replacement rate of 18 million crossties per year, the total potential market for this segment of the business is approximately $1.5 billion annually. The foreign market is estimated at 5 to 10 times as large and the Company believes wood is less available in that it is a dwindling natural resource in many of these countries.

     The Company is currently in the process of developing new products for a variety of uses. These new products include component center cores for a manufacturer of reinforced marine pilings and timbers, structural lumber, flooring for farm equipment and railroad ties. The Company has been assigned national stock numbers from the U.S. Defense Construction Supply Center which controls purchasing for all of the U.S. armed forces.

MARKETING STRATEGIES

     The recycled plastic lumber operations of the Company is itself divided into four distinct classifications. These divisions are (i) fabricated products, including park and site amenities such as picnic tables, park benches, and trash receptacles; (ii) building products, including decking systems, golf course related products, and standard plastic lumber; (iii) engineered products, including marine piling center cores, highway guardrail spacer blocks, and other engineered products; and (iv) structural products including railroad ties, boardwalks and support structures.

     The Company employs Regional Sales Managers to market and sell its products utilizing traditional sources of sales including but not limited to attending trade shows, select advertising, cold calling, customer referrals, and the like. The Company also markets and sells through distributor relationships; however, it is the Company's policy not to grant any exclusive territory arrangements. The Company is seeking to expand its distribution network nationwide.

     The focus of the Company's selling strategy is the high quality, maintenance-free aspect of its product along with superior customer service. The Company also focuses on the benefits of its products including such items as being maintenance free, 100% recycled, environmentally sensitive, aesthetically pleasing in appearance, free from rot and insect infestation, and durable.

     The Company has experienced a seasonal slow-down in the winter months during the past three years but the Company is attempting to reduce the seasonality of its sales by increasing its marketing efforts in warmer climates of the U.S. during winter months and by supplying product for custom items which are not as seasonal.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     Although the recycled plastic lumber operations do not generate significant quantities of waste materials nor any hazardous substances resulting in hazardous emissions, the Company's operations are and will in the future be subject to numerous existing and proposed laws and regulations designed to protect the environment from waste materials and particularly hazardous wastes and emissions. The Company does not believe that its waste disposal practices and manufacturing processes will be in violation of any existing or presently proposed law or regulation or require special handling permits or procedures or otherwise result in significant capital expenditures that would have a material adverse effect on operations. Currently, costs of compliance with regulatory requirements do not materially impact the financial condition of the Company. However, there can be no assurance that regulatory requirements will not in the future adversely affect operations or require the introduction of costly additional manufacturing or waste disposal practices, which could adversely affect the financial condition of the Company.

ENVIRONMENTAL RECYCLING OPERATION

PRODUCTS & SERVICES

     The Company offers a wide array of services in this operation including soil treatment through either thermal desorption or bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services.

     Clean Earth of New Castle, Inc. was founded in 1991 to provide a safe, cost effective and final solution to the environmental problem of dealing with soils and construction debris contaminated with petroleum hydrocarbons such as diesel fuel, heating fuel, kerosene, jet fuel and gasoline, by treating such soils so they can be recycled as clean fill. The treatment process heats the contaminated soils in a controlled environment to a point that the contaminants are volatized into a gas phase and then incinerated in an afterburner. In 1995, Clean Earth modified its plant to recycle products at higher temperatures (up to 1,100 degrees Fahrenheit), and is now capable of treating soils contaminated with heavier products such as number 6 oil, refinery wastes, waste oils and coal distillates such as coal tar. The facility is currently seeking two permit modifications to help reduce costs. One permit modification is to allow the facility to burn waste oil rather than natural gas in winter months. Natural gas is at its highest cost in winter months and waste oil is at its lowest. The second permit modification has already been approved by the State of Delaware for accepting sewer sludge into the process. The addition of sewer sludge will significantly reduce the volume of water consumed by the plant, increase the volume of clean soil, and generate revenue for the Company.

     Carteret Biocycle Corp. was founded in 1997 and anticipates opening its facility for business in the second quarter of 1998. This facility serves a similar function as Clean Earth of New Castle, Inc., except that its remediates soil contaminated with petroleum hydrocarbons through a bio-organic process. The operational costs for this facility are substantially less than thermal desorption, yet the Company anticipates the tipping fee (the fee charged its customers to treat wastes at the facility) for this facility will be similar to its tip fee at the Clean Earth of New Castle facility. In addition, Carteret Biocycle is strategically located to receive materials by truck, rail or barge. This location is also well suited to receive dredge materials from the New York/New Jersey harbor, transferring the dredge materials to rail and shipping the material for disposition in Pennsylvania strip mines. The Company believes it has positioned itself to be one of very few companies able to take advantage of this new market.

     The Company's beneficial re-use operation, known as Waste Concepts, Inc. ("WCI"), was acquired in November 1997. Waste Concepts oversees the business of beneficial re-use of industrial wastes and manages the Company's controlling interest in Consolidated Technologies, Inc. ("CTI"), an operation focused exclusively on the beneficial upland re-use of dredge materials. The Company believes that this area will provide one of the most important strategic growth opportunities available to the Company, and in the environmental industry in general. CTI is an environmental industry group which was formed with a mission to provide research and operations for the beneficial re-use of dredged materials from the Raritan Estuary (New York/New Jersey Harbor) as recyclable fill for the remediation and reclamation of Pennsylvania strip mines. CTI has experimented with numerous samples of dredge sediments and has identified proprietary recipes for the creation of engineered fill materials through solidification and stabilization of the dredged sediments. These mix designs are formulated from 100 percent waste materials and industry by-products.

     One of the more exciting opportunities for the Company is the beneficial re-use of dredge materials. As of September 1997, the federal government has prohibited off-shore dumping of dredge material. The Company has positioned itself to take advantage of this new market opportunity by finding ways to re-use dredge material mixed with other products to create a pozzolonic fill which can be used for cover material and clean fill. One example of this is the Company has disposal rights granted by the Pennsylvania DEP to utilize dredge material mixed with coal ash or incinerator ash to produce a grout like substance suitable to reclaim strip mines. Strip mines represent a very significant environmental issue for Pennsylvania.

     CTI has been successful in the permitting of a 550,000 cubic yard demonstration project involving the beneficial re-use of treated dredge materials for the reclamation of an abandoned strip mine known as the Bark Camp Mine Complex. The Company has entered into a No-Cost Contract with the Commonwealth of Pennsylvania Department of Environmental Protection (PADEP) to reclaim a portion of the Bark Camp site with dredge materials and other industrial by-products. The Company has marketed a turnkey concept for this demonstration which incorporates everything from the physical dredging activities in the New York Harbor to the final placement of the engineered fill product at the Bark Camp Strip Mine site.

     The CTI business consists of the dredging, processing and beneficial re-use of dredge material removed from harbors as engineered structural fill material capable of being utilized for development of commercial or industrial sites, or as fill for reclamation of abandoned strip mines.

     The Company believes CTI is strategically positioned to capture a major share of the New York/New Jersey Harbor dredge disposal market. CTI has obtained the first and only beneficial re-use permit for utilizing manufactured fill created from dredge material for abandoned strip mine reclamation in Pennsylvania. In addition, the Company has been successful in permitting the first fixed-base commercial off-loading, processing and transfer facility at a waterfront property in New Jersey. CTI filed a similar permit application for a second fixed-base commercial treatment and transfer facility in New York State in January 1998 and expects it to be issued in the Spring of 1998.

     In addition to its plants, the Company has subsidiaries which perform services in environmental construction, on site remediation, beneficial re-use of industrial wastes, UST (underground storage tanks) removals, landfill capping, on-site stabilization and treatment of hazardous waste to non-hazardous waste materials, consulting services and other ancillary environmental services.

REGULATION

     The business of treating or otherwise handling waste materials is highly regulated under the Resource Conservation and Recovery-Act ("RCRA") and Comprehensive Environmental Responsibility, Compensation and Liability-Act ("CERCLA"). The generator of the waste is financially and legally responsible for that waste forever, and is strictly liable for the costs of clean up and disposal of such wastes. Disposing of the waste in a landfill or mixing it with other materials does not eliminate that liability. Therefore, proper control and tracking of all wastes materials handled by the Company is essential for the Company to avoid any liabilities with respect to such wastes. The Company takes precaution not only to eliminate, if possible, the liability of its customers, who are the generators of the contaminated soil and debris, but also to maintain proper control and tracking of each waste stream brought which it handles. Once the waste has successfully been treated, the liability is significantly reduced. The product, once treated, is no longer classified as waste, but is a reusable material.

     Although the Company strives to conduct its operations in compliance with all applicable laws and regulations, the environmental industry is heavily regulated at different government levels and the Company believes that in the existing climate of heightened legal and political concerns, in the normal course of its operations, the Company could receive fines or penalties or need to expend funds for remedial work and related activities. Historically, the Company has not been the recipient of fines or penalties, but there can be no assurances that this will continue.

     It may be necessary to expend considerable time, effort, and money to keep the Company in compliance with applicable environmental, zoning, health and safety regulations. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated.

SALES AND MARKETING

     As indicated, the environmental recycling operation is involved in a number of markets, including but not limited to remediation of contaminated soil, coal tar, upland disposal of dredge materials and the recycling of sewer sludge and municipal incinerator ash to productive use. Each of these markets is substantial and the markets are tied together via the contracting services arm of Clean Earth. These service companies can remove, provide on site clean-up, and transport these materials to other divisions of the Company for recycling and re-use of the products in an environmentally safe manner.

     The Company has recently begun bidding on large contracts to receive dredge material. Prior to September 1997, dredge material from harbors was dumped in the oceans. New federal regulations require upland disposal of this material. Every harbor throughout the country will be faced with how to deal with this issue and abide by these new federal regulations. This market is new, and the Company has the permits in place to provide for using the dredge materials to reclaim abandoned strip mines as opposed to disposing of the material in landfills.

     The Company is also expanding the capabilities of its facility in Delaware to process material such as sewer sludge, for which permitting has already been obtained, and municipal incinerator ash. These products are currently landfilled. The Company will process the sewer sludge and recover the nutrients which will be mixed with the clean soil to provide an improved product for resale.

     The principal sales and marketing advantage that Clean Earth has over its competitors is a broad range of services allowing customers a one stop shopping concept- not only contracting services but also the facilities to process material. In addition, the Company has a distinct advantage built into its quality control system. Comprehensive disclosure and testing systems ensures proper tracking of material as well as on site testing confirming that only acceptable material is permitted onto its site. Rigorous quality control procedures are essential as they relate to the responsibility and liability in handling of material not only to the Company but also to its customers.

     The Company does experience a seasonal slow down during the winter months due to the fact that its environmental operations are located in the Northeast United States, and therefore, adverse weather can impact the Company's performance.

COMPETITION AND BARRIERS TO ENTRY

     Clean Earth has several large competitors which provide similar services within the northeast and mid-Atlantic states. These competitors include R-3 Technologies in Bristol, Pennsylvania, TPST in Baltimore, Maryland, MART in Vineland, NJ and SRP in Philadelphia, Pennsylvania. Clean Earth has obtained a permit to coal tar materials from Delaware Natural Resources and Environmental Commission ("DNREC") and believes that this provides a niche market. The nearest competitor with similar capabilities is R-3 Technologies which is approximately 50 miles from the facility.

     There are significant barriers to entry for this line of business. First and foremost, the siting, permitting and licensing process is time consuming and costly. Second, there is a large capital investment required to build the plants and purchase the equipment necessary to operate the facility. Additionally, contracts must be awarded to obtain the incoming product as well as contracts to dispose of the material after it has been treated in order to operate an economically feasible facility. Finally, this type of operation requires technically trained individuals to operate and ensure that the facility remains in strict compliance with environmental laws. Some of our competitors are national companies with greater name recognition, greater economic resources and significantly larger business size.

PLANT OPERATIONS

     The treatment plant is operated with a strict commitment to safety, health and environmental issues coupled with a rigorous system of controls, which lends credence to the "Certificate of Destruction and Recycling" issued to each generator.

     The Waste Tracking System process starts before the contaminated soil is accepted at the plant gate. A comprehensive disclosure testing and manifesting system ensures that the solids brought to the facility fall well within the limits of Clean Earth's permits and treatment capacities. This system mirrors the procedures of hazardous waste facilities. Furthermore, Clean Earth runs an EOX test (Extractable Organic Halogens) on every load of material before it is authorized for unloading in the storage buildings. In addition, management runs several spot checks with the comprehensive on-site laboratory with respect to:

GC (Gas Chromatographer) for PCB's (Poly Chlorinated Biphenyls)
GC for VOC identification (Volatile Organic Compounds)
GC with a high temperature desorber for THC (Total Hydrocarbons) and Desorption Temperatures EOX analyzer and the screening equipment for fines content

     These tests enable Clean Earth to determine quickly and efficiently that the materials that are received are in accordance with their characterization by the generator. This sizable investment in equipment and personnel protects both the facility and the customers against the possibility of receiving undesirable wastes.

     The storage buildings are large, fully enclosed structures and are built on continuous concrete slabs. Runoffs from the buildings are collected and checked regularly. The buildings are divided into small compartments to maintain a rigorous separation and tracking of each waste stream that minimizes commingling. This mitigates the potential liability to a small quantity in the case an undesirable waste is detected after it has been accepted. This also ties into the sophisticated waste tracking system that mobilizes a network of eight micro-computers so as to monitor each load of material from the time of reception to the treatment test results. These computers function on-line and enables operators to view and analyze, at any time, all the information relative to a given shipment.

     In addition to this set of comprehensive control and recording devices that insure compliance with the various permit requirements, Clean Earth further guarantees the facility's performance by testing the production daily. As recommended in EPA publication #SW846, Clean Earth composites a sample for every 300 tons of production and tests it for BTEX with a GC and for TPH by the EPA 418 method, using an independent State certified laboratory. For coal tars, the treated materials are also tested for PAH's (Polynuclear Aromatic Hydrocarbons) by the EPA 8270 method. It is the Company's belief that this treatment plant is the first in the industry to control its emissions with a C.E.M. (Continuous Emissions Monitoring) system. Information is collected minute by minute and stored on computers for control purposes; this information is available to both customers and regulators. The property itself is monitored through several monitoring wells, that are tested quarterly. The test results are reported to DNREC.

LIABILITY INSURANCE

     Clean Earth has fully bonded the costs of a closure plan approved by DNREC. In addition, Clean Earth has secured a total of $7 million of General Liability and of Environmental Impairment Liability insurance coverages. The waste generating companies recycled product is also protected with $1 million single/$2 million aggregate Products and Completed Operations coverage that includes a five year tail coverage.

EMPLOYEES

     The Company and its subsidiaries employ a total of approximately 191 persons through the United States. Of this number, approximately 117 persons are employed in the plastic lumber operations and 74 persons are employed in the environmental recycling operations.

RISK FACTORS

RISKS INHERENT IN THIS COMPANY

     OPERATING LOSSES. The Company incurred an operating loss of $291,000 for the year ended December 31, 1996 and an operating loss of $321,000 for the year ended December 31, 1997. The success of operations in the future will be largely dependent upon the Company's ability to substantially increase its sales revenue, as to which there is no assurance.

     CONFLICTS OF INTEREST INHERENT IN MATERIAL RELATED PARTY TRANSACTIONS. The Company has recently entered into several significant acquisitions and other affiliated transactions, the terms of which were, in some instances, determined without the benefit of arms length bargaining or negotiation and necessarily involve conflicts between the interests of the related parties and the Company. These include the recent acquisitions, as wholly owned subsidiaries of the Company, of Earth Care Global Holdings and Earth Care Partners, Duratech Industries, Clean Earth, Inc., Recycled Plastics Industries, Inc., Integrated Technical Services, Inc., Environmental Specialty Plastics, Inc., EnviroPlastics Corp., Advanced Remediation and Disposal Technologies, Inc., Waste Concepts, Inc., and Green Horizon Environmental, Inc. as well as the granting or issuance of various stock, options and other rights to members of management, principal stockholders, and other affiliates. See "Item 12. Certain Transactions".

     ACCESS TO CAPITAL. The Company has limited access to capital. There can be no assurances that the Company will have necessary and appropriate levels of capital to operate its business.

     NEED FOR ADDITIONAL FINANCING. The Company will require additional capital in connection with the manufacture, marketing and sale of its products. In order to develop new products, manufacture, market, and sell its new and existing product line, and otherwise implement its plan of operations, the Company will be required, among other things, to raise additional capital. While the Company has existing lines of credit, there can be no assurance that such debt financing will be available to the Company ion the future or that such debt financing will be available in the amounts required by the Company or on terms acceptable to the Company. The failure of the Company to obtain financing in adequate amounts and on acceptable terms could have an adverse effect on the Company's business, financial condition and results of operations.

     EXPERTISE. The business of the Company requires much expertise in a wide variety of functions. There can be no assurance that the Company will be able to maintain employees with the requisite levels of expertise or that the Company will be able to attract and keep such employees in the future.

RISKS RELATED TO THE NATURE OF THE BUSINESS

     NEWLY DEVELOPING INDUSTRY. The reclamation and recycling of plastic waste and the manufacture of plastic lumber for use in construction, and other composite materials containing recycled waste plastics, are relatively new industries. There is a general reluctance in the construction industry to use new materials before they have been extensively tested, particularly in certain segments which have exacting performance standards for component materials. In the case of the Company's recycled plastic lumber and composite materials in particular, such testing may be extensive for each prospective customer and may require substantial additional time and resources. In addition, the Company may experience resistance from prospective customers who are accustomed to more conventional, non-artificial wood materials. Moreover, the Company may not have sufficient financial and other resources to undertake extensive marketing and advertising activities or to afford the cost of the necessary marketing and sales personnel at such time as it becomes appropriate to broaden its marketing efforts.

     AVAILABILITY OF RAW MATERIALS. The availability of low-cost raw materials, namely consumer and industrial plastic waste products, is a material factor in the Company's costs of operations. Historically, suppliers have provided adequate quantities of such raw materials at favorable costs. The Company generally maintains raw material inventories of approximately one half million pounds, which is adequate for approximately two months of production. The Company believes that its current sources of raw materials will continue to be available on commercially reasonably terms. However, unavailability, scarcity or increased cost of such raw materials would have a material adverse effect upon the Company's business. The Company purchases most of its raw materials through distributors. Disruption of these supply sources could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not rely on contractual arrangements with its raw materials suppliers and has no long-term supply contracts. See "Business - Plastic Lumber Operation Raw Material Supply".

     COMPETITION AND MARKETING. The Company's recycled plastic lumber business faces competition from other producers of recycled plastic lumber as well as producers of vinyl and aluminum decking, and traditional wood, especially pressure treated wood. The Company competes against other makers of recycled plastic lumber principally on the basis of price and quality as well as the immediate availability of its product, and competes against other products such as pressure treated lumber by emphasizing the superior suitability characteristics of recycled plastic lumber for certain applications, as well as appealing to the environmental consciousness of consumers. The Company's environmental recycling operation has several large competitors which provide similar services throughout the Northeast and Mid Atlantic states. The resources of the competition, financial and otherwise, may be such that it can be very difficult for the Company to effectively compete. In some instances, the competitors of the Company have more revenues, market share, better name recognition and capital available which can make it difficult for the Company to compete. There can be no assurances that the Company will be able to effectively compete in any of its markets. See "Competition", "Plastic Lumber Operation" and "Environmental Recycling Operation".

     NEWLY DEVELOPING TECHNOLOGIES. The Company's products and services involve newly developing technologies, and there is no assurance the Company will be able to compete effectively in developing and marketing such products and services or in developing or maintaining the know how, technology, and patents to compete effectively. There is a general lack of public awareness of these newly developing products and services generally, or as alternatives to more traditional and well established products. To compete effectively, the Company must increase public knowledge and acceptance of its products and services and develop and maintain certain levels of know how and technical expertise, of which there is no assurance.

     INDUSTRY STANDARDS. ASTM (American Society for Testing and Materials) and certain industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with such standards relative to the proposed applications. Since uniform, recognized standards or methods have only recently been established for measuring the characteristics of plastic lumber, potential users may not know of this, to judge whether or not plastic lumber may be suitable for their particular requirements, without being informed of such standards by the plastic lumber supplier or otherwise becoming aware of them. The fact that such standards are not well known for plastic lumber may limit the market potential of the Company's building materials and make potential purchasers of such building materials reluctant to use them. The Plastic Lumber Trade Association, of which the Company is a member, is pursuing increased public awareness of such standards, but no assurance can be given that public awareness will successfully be increased or that increased awareness will increase the market for the Company's products.

     REGULATORY MATTERS. The Company's businesses are subject to laws and regulations designed to protect the environment from toxic wastes and hazardous substances or emissions and to provide a safe workplace for its employees. Under current federal regulations Resource Conservation & Recovery Act, ("RCRA") & Comprehensive Environmental Responsibility, Compensation & Liability Act, ("CERCLA"), the generator of toxic or hazardous waste is financially and legally responsible for that waste forever, and strictly liable for the clean up and disposal costs. In particular, the business of treating or otherwise handling toxic or hazardous waste materials is fraught with potential liability to such handlers if the handling and tracking of such wastes is not properly done. The Company believes it is either in material compliance with all currently applicable laws and regulations or is operating in accordance with appropriate variances or similar arrangements, but there is no assurance that it will always be deemed in compliance, nor any assurance that compliance with current laws and regulations will not require significant capital expenditures that could have a material adverse effect on its operations. Such laws and regulations are always subject to change and could become more stringent in the future. Although state and federal legislation currently provide for certain procurement preferences for recycled materials, such preferences for materials containing waste plastics are dependent upon the eventual promulgation of product or performance standard guidelines by state or federal regulatory agencies. Such guidelines for recycled plastic building materials may not be released or, if released, the product performance standards required by such guidelines may be incompatible with the

Company's manufacturing capabilities. It may be necessary to expend considerable time and effort and money to keep the Company's existing or acquired facilities in compliance with applicable environmental, zoning, health and safety regulations and as to which there may not be adequate insurance coverage. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated. See "Plastic Lumber Operation - Governmental Regulation and Environmental Matters" and "Environmental Recycling Operation - Regulations".

     LOSS OF PERMITS. The Company's business, especially the environmental recycling operation, is dependent upon certain permits and licenses from many different federal, state, and local agencies. There can be no assurances that the Company will be able to maintain its permits and licenses in the future or modify its permits and licenses to be able to compete effectively. See "Plastic Lumber Operation - Governmental Regulation and Environmental Matters" and "Environmental Recycling Operation - Regulations".

     PROTECTION OF TECHNOLOGY. The Company's business involves many proprietary trade secrets, as well as certain methods, processes and equipment designs for which the Company has not sought patent protection. although the Company has taken measures to safeguard its trade secrets by limiting access to manufacturing and processing facilities and requiring confidentiality and nondisclosure agreements with third parties, there is no assurance that its trade secrets will not be disclosed or that others will not independently develop comparable or superior technology. Rather than rely on patent protection, the Company has generally chosen to rely on the unique and proprietary nature of its processes. The Company has obtained exclusive worldwide licensing rights with respect to patent pending technology related to railroad crossties and the process to manufacture them, but there is no assurance the Company will be able to maintain such rights for any specific length of time. See "Plastic Lumber Operation - Research and Development" and "Proprietary Technology".

     BIDDING. The environmental recycling operation consists of certain subsidiaries which are highly reliant upon contract bidding as a significant source of revenues. There can be no assurance that the Company will be successful in obtaining bid work in the future or that if it does obtain bid work that it will be at suitable profitable margins.

ITEM 2. PROPERTIES

     The properties of the Company consist of administrative offices, manufacturing plants, fabrication and assembly facilities, and sales offices. All of the properties of the Company are leased, as the Company does not own any of its properties.

The primary properties of the Company are as follows:

CORPORATE

     Boca Raton, Florida: This location consists of approximately 3,300 sq. ft. and serves as the Corporate Offices of the Company. It also serves as the Corporate office of U.S. Plastic Lumber, LTD, the plastic lumber holding company for all the plastic lumber subsidiaries of the Company. There are present approximately 12 people employed in this location. The property is in good condition and is leased. The lease expires in November 1998 and the monthly rental is $5,067.

PLASTIC LUMBER OPERATING FACILITIES

     AUBURN, MASSACHUSETTS: This location consists of approximately 34,000 sq. ft. and its function consists of receiving and processing HDPE plastic for use as raw material for the Company's manufacturing plants and for re-sale to the marketplace. The process includes sorting, regrinding, washing, and pelletizing HDPE. The property is in good condition and is leased. The lease expires in June 1998, and the monthly rental is $18,142.

     GREEN BAY, WISCONSIN: This location consists of approximately 38,000 sq. ft. This plant is one of the primary manufacturing plants of the Company. It produces plastic lumber through a continuous extrusion process. The plant has recently been expanded to accommodate a fourfold increase in its production capability. The plant expansion is expected to be complete by the end of March 1998 and which time it will have eight extrusion lines. The property is in good condition and is leased. The lease expires in January 2008, and the monthly rental is $11,875.

     TRENTON, TENNESSEE: This location consists of approximately 50,500 sq. ft. The plant is also a manufacturer of plastic lumber. It utilizes Flow Mold extrusion manufacture plastic lumber and a variety of custom profiles. One line of this plant is also dedicated to the manufacture of structural lumber, and one line is dedicated to the manufacture of railroad ties. The property is in good condition and is leased. The lease expires in September 2002 and the monthly rental is $6,846.

     LAKE ODESSA, MICHIGAN: This location consists of approximately 16,000 sq. ft. and is the principal location for fabricating and assembling value added products, such as but not limited to, park benches, trash receptacles, picnic tables, and many other items. The property is in good condition and is leased. The lease expires in May 1998, and the monthly rental is $3,333.

     DENTON, MARYLAND: This location consists of approximately 80,000 sq. ft and is the most recently acquired manufacturing plant of the Company. It currently has two continuous extrusion lines manufacturing a wide variety of plastic lumber profiles. The property is in good condition and is leased. The lease expires in February 2003, and the monthly rental is $6,000.

     GUASTI, CALIFORNIA: This location consists of approximately 6,000 sq. ft. This facility houses the western Regional Sales office of the Company as well as consisting of a Distribution warehouse, a fabrication facility for some specialty benches and trash receptacles made by the Company and the Company's plastic sign manufacturing facility. The property is in good condition and is leased. The lease expires in January 1999 and the monthly rental is $1,500.

ENVIRONMENTAL RECYCLING OPERATING FACILITIES

     NORRISTOWN, PENNSYLVANIA: This facility is the corporate and administrative offices for the environmental recycling services operations of the Company. The property is in good condition and is leased. The lease expires in December 1999, and the monthly rental is $4,000.

     NEW CASTLE, DELAWARE: This property consists of 7.5 acres of buildings and property consisting of the Thermal Desorption soil recycling operation. The property is in good condition and is leased. The lease expires in August 2003, and the monthly rental is based upon the volume of tonnage received at the facility.

     CARTERET, NEW JERSEY: This facility is still under construction, but the Company anticipates it will become operational in the second quarter of 1998. This facility consists of approximately 80,000 sq. ft. and five acres of property. This facility will serve two functions. It will recycle soil through a bio-organic process and it will receive barges with dredge material which the Company will process for shipment to upland disposal facilities and strip mines for beneficial re-use reclamation. The property is in good condition and is leased. The lease expires in December 2027, and the monthly rental is $15,000.

     WINSLOW, NEW JERSEY: This facility is the administrative offices for the Company's environmental construction services company. The property is in good condition and is leased. This is a month-to-month lease with rental of $2,000 per month.

ITEM 3. LEGAL MATTERS

     From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year end 1997, no matters were submitted to a vote of the security holders, through proxy solicitation or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Transactions in the Company's Common Stock are reported on the OTC Electronic Bulletin Board. The Common Stock of the Company has traded in the over-the-counter market on a limited and sporadic basis, and is quoted under the symbol ECPL. The following table sets forth the high and low bid price quotations for each calendar quarter during the last two fiscal years. The Company reverse split its common stock on a 1 for 16 basis in March 1996. Quotations for periods prior to such split and information regarding the number of shares have been restated here and elsewhere throughout the Annual Report to reflect post split amounts throughout.

QUARTER ENDED                    HIGH BID      LOW BID
--------------                 ------------ ----------

March 31, 1996                 $  3.50        $  2.88
June 30, 1996                  $  4.75        $  4.13
September 30, 1996             $  5.13        $  4.63
December 31, 1996              $  4.75        $  3.00

March 31, 1997                 $  6.50        $  6.00
June 30, 1997                  $  6.13        $  5.75
September 30, 1997             $  6.50        $  5.50
December 31, 1997              $  4.4375      $  4.875

     The above prices represent interdealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. As of February 28, 1998, there were approximately 742 record holders of the Company's Common Stock, including those beneficial owners listed with CEDE & Co..

CAPITALIZATION

PRIMARY SHARES:
---------------
Common Stock (1,808,506 shares
are freely tradable)                      15,786,363


FULLY DILUTED:
--------------
Preferred Shares (convert @ 7:1
common)                                    1,464,449
Series A Warrants                            950,000
Series B Warrants                            950,000
Other Warrants and Options                 1,925,789
Earn Out shares and Options                  224,000
Historical Shareholder earn out            4,573,686
                                          ----------
   Subtotal                               10,087,924
                                          ----------
   Fully Diluted Equity                   25,874,287

DIVIDEND POLICY

     The Company has not previously paid any cash dividends on its Common Stock and does not anticipate or contemplate paying dividends on Common Stock in the foreseeable future. Certain divisions or subsidiaries recently acquired by the Company have in the past (prior to their acquisition by the Company) paid cash dividends, but it is the present intention of management of the Company to utilize all available funds for the development of the Company's business. The Company does intend to pay stock dividends on its outstanding Series A Preferred Stock in accordance with the terms thereof. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy outstanding liquidation preferences.

RECENT SALES OF UNREGISTERED SECURITIES DURING THE LAST THREE YEARS

     Unless otherwise indicated, all share numbers have been adjusted for the reverse merger stock split of 1 to 16. Also, unless otherwise indicated, these securities were issued as restricted securities and the certificates wee stamped with restrictive legends to prevent any resale without registration under the Securities Act of 1933 (The "Act") or in compliance with an exemption.

     During 1994, the Company (which was then known as Front Street, Inc.), issued 18,750,000 shares (pre-split) in February and 15,000,000 shares (pre-split) in June, in connection with the acquisitions of Educational Storybooks, Inc. and one other company, both of which were privately held companies, in stock for stock exchanges which were intended to be tax free reorganizations under Section 368(a) of the Internal Revenue Code. Later that same year, these acquisitions were both rescinded and the stock issued was cancelled. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In October 1995, the Company (which was then known as Educational Storybooks International, Inc.) issued 200,000 shares (pre-split) for $10,000 in a private placement. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officer, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In March 1996, the Company entered into an Agreement and Plan of Reorganization with Earth Care Global Holdings, Inc. ("Earth Care"), pursuant to which the Company reverse split its common stock on a 1 for 16 basis, and then issued 4,196,316 post split shares of its authorized but previously unissued common stock to the shareholders of Earth Care to acquire all the issued and outstanding stock of Earth Care in a stock for stock exchange, which was intended to be a tax free reorganization under Section 368(a) of the Internal Revenue Code, and was accounted for, for financial reporting purposes, as an acquisition by Earth Care of the Company. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as an offering made to accredited investors, all of whom were officers and directors of Earth Care and/or represented that they were otherwise accredited investors.

     As a condition precedent to the closing of the Earth Care acquisition, the Company raised $1,000,000 of capital through an offering of its securities. The offering was completed and the acquisition closed on or about March 28, 1996. These transactions were not registered under the Act in reliance on the exemption from registration in Section 3(b) of the Act, and Rule 504 of Regulation D promulgated thereunder, in that securities with an aggregate offering price not exceeding $1,000,000 were offered and sold by an issuer that was not subject to the reporting requirements of the Securities Exchange Act of 1934, and was not an investment company or a company that had no specified business purpose.

     In April 1996, the Company acquired all of the assets of DuraTech Industries. The Company issued 24,772 post-split shares of its authorized but previously unissued common stock to the shareholders of Duratech to acquire all the issued and outstanding stock of Duratech in a stock for stock exchange which was intended to be a tax free reorganization under Section 368(a) of the Internal Revenue Code. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In December 1996, the Company formed Clean Earth, Inc. and through it acquired a wholly owned subsidiary, Clean Earth of New Castle, Inc. The Company issued 5,400,000 post-split shares of its authorized but previously unissued common stock to the shareholders of Clean Earth to acquire all the issued and outstanding stock of Clean Earth in a stock for stock exchange which was intended to be a tax free reorganization under Section 368(a) of the Internal Revenue Code. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In January 1997, the Company acquired Recycled Plastics Industries, Inc.
(RPI), located in Green Bay, Wisconsin. The Company paid $1,200,000 in cash and issued 1,000,000 shares of its Common Stock to the shareholders of RPI in the acquisition. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In February 1997, the Company acquired Advanced Remediation and Disposal Technologies, Inc. (ARDT). ARDT is engaged in environmental consulting and clean up of contaminated sites primarily involving water and soils. The Company issued 300,000 shares of its Common Stock to the former shareholders of ARDT. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     During the period from June 1996 through February 1997, the Company has offered and sold 208,930 shares of Class A Preferred Stock to investors at $20 per share, and raised $3,879,400 in proceeds. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. The securities were sold primarily to officers, directors or other acquaintances who were familiar with the business of the Company and were able to assess the risks and merits of the investment.

     During 1996, the Company issued a total of 5,565 shares of Common Stock pursuant to the exercise of outstanding options held by two individuals who were officers or directors of the Company. In 1997, the Company issued 500 shares to directors for attendance at meetings. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.

     During February 1997, the Company issued 187,500 shares plus cash and royalty fees in connection with the licensing agreement with Rutgers University. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. The offering was done to a single investor which had knowledge and experience in business matters to enable them to evaluate the risks and merits of the investment. This investor also had a pre-existing business relationship with the Company.

     On March 28, 1997, the Company acquired Environmental Specialty Plastics
(ESP), a marketing and distribution company of recycled plastic lumber products in Guasti, California. The shareholders of ESP received cash plus 25,150 shares of the Company's common stock for a purchase price of $123,581. (See Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On March 31, 1997, the Company acquired Integrated Technical Services, Inc.
(ITS), an environmental consulting and construction company in Winslow, New Jersey. The stockholders of ITS received as acquisition consideration, cash plus 185,000 shares of the Company's common stock, and an additional 47,572 shares of common stock for the for the non-compete agreements. (See Footnote 2 of Financial Statements for additional information.) These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On June 20, 1997, the Company issued 1,111,111 shares of Common Stock to two investment funds, a partnership, and one accredited private investor. These transactions were not registered under the Act in reliance on the exemption from registration in Rule 506 of Regulation D, promulgated under Section 4(2) of the Act, as transactions not involving any public offering, consisting of sales made solely to accredited investors. Each entity investor has assets substantially in excess of $5,000,000 and was not formed for the purpose of investing in the securities. The natural person who invested has net worth substantially in excess of $1,000,000.

     On June 30, 1997, the Company acquired EnviroPlastics Corp., (EPC) a recycled plastic raw material regrind operation in Auburn, MA. The stockholders of EPC received 280,000 shares of the Company's common stock as the purchase price plus 25,000 shares as consideration for non-compete agreements. (See Footnote 2 of Financial Statements for additional information.) These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On June 30, 1997, the Company issued 150,000 shares to the former shareholders of DuraTech Industries, Inc. as part of an earn out provision in the purchase documents of that acquisition. These earn out shares were accelerated in part in exchange for salary concessions made by the former shareholders of DuraTech Industries, Inc. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.

     On November 18, 1997, the Company acquired Waste Concepts, Inc. (WCI), an environmental recycling services company located in Norristown, PA. The stockholder of WCI received cash at Closing plus 400,000 shares of common stock of the Company. (See Footnote 2 of Financial Statements for additional information.) These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On or about January 2, 1998, the Company acquired Green Horizon Environmental, Inc. (GHI), an environmental recycling services company located in Norristown, PA. The stockholders of GHI received 50,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On or about February 6, 1998, the Company acquired an additional twenty five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholders of this interest received 35,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On or about February 27, 1998, the Company acquired substantially all the assets of Chesapeake Recycled Lumber, Inc. (CRL), a plastic lumber manufacturing company located in Denton, MD. The stockholders of CRL received cash at Closing Plus 97,500 shares of common stock of the Company. (See Footnote 13 of Financial Statements for additional information.) These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and primary shareholder had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On or about February 27, 1998, the Company acquired a five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholder of this interest received 1,500 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     Securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

EARN-OUT SHARES AND OPTIONS

     Pursuant to various agreements entered into between the Company and the former shareholders of Earth Care, Clean Earth, ARDT, ITS, EPC, WCF, GHI and CTI as part of the acquisitions of those companies, up to a total of 4,847,186 shares of the Company's Common Stock is subject to the right of such shareholders to receive such stock under certain conditions relating to earnings, sales or production levels reached by the Company or by the entities of which these person were formerly shareholders.

     The Earth Care Historical Shareholders are entitled to receive on a pro rata basis an aggregate of 2,000,000 additional shares of the Company's common stock at any time prior to December 31, 2000, in the event that Earth Care, on a consolidated basis, reaches production or sales of at least 2,000,000 pounds of plastic lumber product per month for three consecutive months.

     The Clean Earth Historical Shareholders are entitled to receive on a pro rata basis an aggregate of 2,573,686 additional shares of the Company's common stock at any time prior to December 31, 2000, in the event that the Company, on a consolidated basis, reaches production or net sales of at least 2,000,000 pounds of plastic lumber product per month for three consecutive months.

     The ARDT Shareholders are entitled to receive on a pro rata basis an aggregate of up to 87,500 additional shares of the Company's common stock during 1997 and 1998 in the event that ARDT reaches certain specified levels of profits as defined in the agreement during each of those years. Upon issuance, the Company will record compensation expense equal to the excess of the then current market value of the shares.

     Two key operating officers at ITS are entitled to receive an aggregate of up to 16,000 additional shares of the Company's stock during 1997 and 1998 in the event that ITS reaches certain specified levels of sales and profits, as defined in the acquisition agreement, during each of those years. Upon issuance, the Company will record compensation expense equal to the current market value of the shares over the exercise price of $5.00 per share.

     Two key operating officers of EnviroPlastics Corp. (EPC) have been granted options to purchase an aggregate of up to 90,000 shares on a pro rata basis of the Company's common stock during 1997, 1998 and 1999 provided certain specified levels of profits, as defined in the agreement, are met during each of those years.

     The stockholder of Waste Concepts, Inc. (WCI) has been provided with the right to earn additional shares of the Company's stock equal to 25,000 shares over the next five years in the event Waste Concepts, Inc. meets certain EBIT levels during each of those years.

     The stockholders of Green Horizon Environmental, Inc. (GHI) have been provided with the right to earn additional shares, not to exceed 12,500 shares per year for each of the next four years, based upon EBIT for each of those years.

     The stockholders of Consolidated Technologies, Inc. (CTI), whose interest was purchased by the Company, have the right to earn additional shares based upon meeting certain performance objectives by June 1, 1999. These former stockholders of CTI have the right to earn 125,000 shares of the Company on a cumulative basis.

OTHER OUTSTANDING OPTIONS

     The Company has reserved 353,684 shares of the Company's common stock for issuance upon exercise of an option held by a former creditor of Earth Care (the "Magellan Option"). The option is exercisable at an aggregate amount of $626,021 for all 353,684 shares, with the option expiring as to 117,895 shares on December 31, 1997 (these shares have been exercised by shareholder and consideration has been paid to the Company), 117,895 shares on December 31, 1998 and 117,894 shares on June 30, 1999. In the event the Magellan Option is not exercised in whole or in part, then those shares reserved for the Option shall be issued on a pro rata basis to the persons who are the historical shareholders of the Company at no cost, in proportion to the shares they owned.

     On or about December 12, 1997, the Board of Directors granted options to Stout Partnership providing it the right to purchase 320,000 shares at an exercise price of $2.25 per share. This grant was in consideration of Stout Partnership and each of the individual members of the partnership personally guaranteeing a revolving discretionary line of credit in the amount of $4,000,000 on behalf of the Company with PNC Bank of Delaware. In addition to the personal guarantees, the individual members of the partnership pledged $2,000,000 in cash or securities to PNC Bank on behalf of the Company. August C. Schultes III and Gary J. Ziegler, both directors of the Company, are individual partners in Stout Partnership. Mark S. Alsentzer, Chairman and President of the Company is also an individual partner in Stout Partnership.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 1997 and 1996. This discussion should be read in conjunction with consolidated financial statements and notes thereto of the Company which are included elsewhere herein.

BUSINESS SEGMENT INFORMATION

     The following table sets forth business segment operating data along with costs and expenses as a percent of the related business segment revenue:

                                                        FISCAL YEAR ENDED DECEMBER 31,
                                               ----------------------     ----------------------
                                                 1997            %            1996         %
                                               ----------------------     ----------------------
                                                             (DOLLARS IN THOUSANDS)
REVENUE:
ENVIRONMENTAL RECYCLING                        $ 16,609          67.1     $  6,412         100.0
PLASTIC LUMBER                                    8,130          32.9           --
                                               --------       -------       ------
            TOTAL REVENUE                        24,739         100.0        6,412         100.0

OPERATING EXPENSES:
COST OF SALES:
    ENVIRONMENTAL RECYCLING                      12,161          73.2        4,762          74.3
    PLASTIC LUMBER                                7,110          87.5           --

DEPRECIATION
    ENVIRONMENTAL RECYCLING                         220           1.3          630           9.8
    PLASTIC LUMBER                                  288           1.7           --
    CORPORATE                                        12           0.0           --

SELLING, GENERAL AND ADMINISTRATIVE
    ENVIRONMENTAL RECYCLING                       1,899          11.4        1,311          20.5
    PLASTIC LUMBER                                1,661          20.4           --
    CORPORATE                                     1,440           5.8           --

AMORTIZATION
       ENVIRONMENTAL RECYCLING                       17           0.0           --
       PLASTIC LUMBER                               104           1.3           --
       CORPORATE                                    148           0.1           --
                                               --------                     ------

            TOTAL OPERATING EXPENSES             25,060         101.3        6,703         104.5

            TOTAL OPERATING LOSS                   (321)         (1.3)        (291)         (4.5)



CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     The Company experienced a 286% increase in net sales for the year ended December 31, 1997 compared to the same period in 1996. This increase was due primarily to increased sales from acquired businesses in both the recycled plastic lumber segment as well as the environmental recycling business segment during 1997. Net loss from operations of $321,000 for the year ended December 31, 1997 increased by $30,000 as compared to the same period in 1996. This was due to certain one-time charges incurred in 1997, which the Company estimates to be $516,000, for consolidating the operations of our Tennessee and Michigan manufacturing facilities and other general and administrative expenses.

SALES

     The Company's consolidated sales increased $18,327,000, or 286%, from $6,412,000 in 1996 to $24,739,000 in 1997. The significant increase in sales came primarily from acquired businesses which were not part of the Company during year ended December 31, 1996.

     Recycled plastic lumber operation sales contributed $8,131,000, or 32.9%, of the total sales for the twelve months ended December 31, 1997 and the sales from the U.S. Plastic Lumber division, which was acquired in December 1996 through a reverse merger increased in 1997 by $476,000, or 25.3%, to $2,361,000 from $1,885,000 in the same period in 1996. The remaining $5,769,000 of sales was attributed to Recycled Plastics Industries (RPI), Environmental Specialty Plastics (ESP) and EnviroPlastics (EPC) units acquired during 1997.

     In the environmental recycling operations, sales increased by $10,197,000, or 159%, for the twelve months ended December 31, 1997 as compared to the same period in 1996. The acquisitions of Advanced Remediation and Disposal Technologies (ARDT), Integrated Technical Services (ITS) and Waste Concepts, Inc. (WCI) during 1997 contributed $10,420,000, or 62.7% of the total environmental recycling sales for 1997. Clean Earth experienced a $223,000 decrease in sales from 1996 to 1997 primarily due to competitive conditions which caused a reduction in both price and volume.

GROSS PROFIT

     The Company's consolidated gross profit increased $3,939,000 from $1,020,000 in the year ended December 31, 1996 to $4,960,000 for the same period in 1997. The acquired businesses in both business segments contributed gross profit of $3,702,000, or 94%, of the total increase. The remaining increase was from Clean Earth, which experienced reduced depreciation expense from fully depreciated assets and improve operating performance as compared to fiscal 1996. This offset by decrease in gross profit from the U.S. Plastic Lumber division, which was acquired in December, 1996.

     The recycled plastic lumber operations contributed gross profit of $732,000. This consisted of $1,178,000 from RPI, ESP and EPC units acquired during 1997. Offset by ($446,000) from the U.S. Plastic Lumber division which was acquired in December 1996 through a reverse merger. This decrease was attributed to one-time charges and lost production incurred in the fourth quarter of 1997 from consolidating the operations of our Tennessee and Michigan manufacturing facilities to a new Tennessee facility.

     The environmental recycling operations contributed gross profit of $4,227,000, an increase of $3,207,000, or 314%, for the year ended December 31, 1997 compared to $1,020,000 in the same period in 1996. The acquired businesses of ARDT, ITS and WCI contributed $2,524,000, or 78.7%, of the increase in the environmental recycling operations' gross margin during this period.

 In Clean Earth, the existing plant and equipment was substantially depreciated in prior years and, consequently, depreciation expenses related to these items was lower by $466,000 for the year ended December 31, 1997. In addition, plant operating costs were $.5 million less than the comparable period in 1996. This is attributed to reductions in the plant fuel costs and decreases in overall transportation costs in year ended 1997.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses increased overall $3,689,000, or 281%, for the twelve months ended December 31, 1997. This increase was primarily due to the addition of several acquisitions in both business segments. The acquired businesses of USPL, RPI, ARDT, ITS, ESP, EPC and WCI contributed an additional $4,136,000 to general and administrative expenses. This increase was offset by certain non-recurring expenses in Clean Earth experienced during the year 1996.

     The recycled plastic lumber segment acquisitions of RPI, ESP and EPC contributed $675,000 to expenses for the twelve months ended December 31, 1997. The U.S. Plastic Lumber division, which was acquired in December, 1996 through a reverse merger, contributed $2,429,000 to expenses primarily in the area of corporate administrative and sales and marketing expenses. This amount was relatively the same as reflected in this division when acquired December 30, 1996.

     The environmental recycling operations contributed $1,899,000, an increase of $588,000, or 44.9%, increase over the same period in 1996. The acquired companies of ARDT, ITS and WCI contributed $1,032,000 million to the increase during the year 1997 offset by a decrease of $447,000 in Clean Earth due to certain non-recurring expenses experienced during the year 1996.

INTEREST EXPENSE

     Interest expense increased $299,000 for the twelve months ended December 31, 1997, compared to the same period in 1996. This increase was a direct result of debt service acquired with the acquisitions made during 1997. In addition, $123,000 was from borrowing on credit facilities established during the year 1997.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $159,000 during year ended December 31, 1997 as compared to the same period in 1996. This increase is due primarily to the amortization of acquired intangibles and acquired depreciation of $616,000 offset by a decrease of $457,000 in depreciation in Clean Earth due to fully depreciated assets experienced during the year 1996.

JOINT VENTURE

     In July 1997, the Company formed a joint venture with Interstate Industrial Corp. of Secaucaus, NJ to bid on dredging and upland disposal projects. The joint venture was successfully awarded a contract with the New York City Department of Sanitation estimated at $4.7 million. The initial phase of the contract was performed in December 1997, generating revenue of $1.3 million and an operation loss of $264,000. The loss was primarily due to initial mobilization costs incurred in beginning the contract. In addition, due to the required start date of the contract, the joint venture had to begin dredging before fully securing the permits at its intended location and had to locate a higher cost alternative for the initial disposal. The Company's proportion of this loss according to the joint venture agreement is 50% or ($132,000).

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 1997

     Total cash increased $316,000 for the twelve months ended December 31, 1997. Cash used in operating activities totaled $2,327,000 and consisted primarily of increases in accounts receivable totaling $1,389,000, depreciation and amortization (a non-cash item) totaling $789,000 and a decrease in accounts payable and accrued expenses totaling $478,000. Cash used in investing activities totaled $4,347,000 and included capital expenditures of primarily plant equipment and heavy machinery of $2,625,000 and $1,722,000 of cash paid for acquisitions. Total cash provided by financing activities totaled $6,990,000 as the Company received $5,242,000 in cash proceeds from private placements of preferred stock, common stock and the exercise of stock options. The Company borrowed $1,900,000 from Schultes, Inc. (a related party) and also borrowed $1,332,000 from the $1,500,000 line of credit available from PNC Bank. The proceeds from these notes were used to pay $200,000 owed to affiliates, $1,380,000 to pay off acquired debt, with the remaining $1,748,000 used primarily for investing activities.

     Due to favorable response to the Company's new "Carefree Decking System(TM)", the Company has expanded the capacity of the RPI subsidiary. The Company has extended the Lease and increased the square footage of leasehold premises by 18,000 square feet to the existing leased facility and has add several new extruders and vacuum calibration systems in addition to the two existing extruders at this site. The estimated cost of this project is $750,000 and has been financed through PNC Leasing Corp. The Company has access to a $2,500,000 line of credit from A.C. Schultes, Inc., a company owned by Director, August C. Schultes, III, at Federal Reserve prime rate plus 1%. The amount borrowed against this line as of December 31, 1997 was $1,900,000. The Company has a committed bank line of credit facility of $1,500,000 with PNC Bank at the bank's prime rate plus .5%. As of December 31, 1997, the Company had borrowed $1,030,000 against this line.

     In January 1998, the Company had secured an additional line of credit from PNC Bank of $4 million at prime rate less .5% with a term due on June 30, 1999. This line is secured by certain assets of the Company and the personal guarantees of individual members of Stout Partnership. In addition to the personal guarantees, the individual member of the partnership pledged $2,000,000 in cash and securities to PNC Bank on behalf of the Company. August C. Schultes, III and Gary J. Ziegler, both directors of the Company, are individual partners in Stout Partnership. Mark S. Alsentzer, Chairman and President of the Company is also an individual partner in Stout Partnership. See "Certain Transactions."

     The Company has also committed to building a bio-organic soil recycling facility in Carteret, New Jersey as part of a start-up company named Carteret Biocycle, Inc, which is a wholly owned subsidiary of Clean Earth, Inc. (see Certain Transactions). This facility is expected to be completed in the second quarter of 1998 at an estimated cost of $2.0 million and will be financed through a conventional bank loan facility.

     The Company will require additional working capital to expand and upgrade plant equipment in its Maryland and Tennessee plastic lumber facilities. In the event that sales of the Company's railroad tie product expands beyond current projections, it may be necessary for the Company to seek working capital to construct and purchase equipment for a plant dedicated to railroad ties.

     Additionally, the Company will require working capital for the environmental recycling operations, especially as it relates to the dredging opportunities being pursued by the Company.

     The Company continues to seek acquisition candidates that can be vertically integrated into either the recycled plastic lumber or environmental recycling operations. In the recycled plastic lumber operation, targeted companies include manufacturers and distributors of recycled plastic products as well as raw material regrind operations. In the environmental recycling operation targeted companies include soil recycling companies including bio-organic methodologies, consulting and construction companies involved in on-site clean-up and potential joint ventures with dredging operations for remediation and disposal of contaminated soils. The Company may require additional financing to support these transactions.

     To the extent the Company needs additional financings for the activities and transactions set forth herein, the Company may avail itself of additional private placements, additional debt financing, the registration of the Series B Warrants, and other sources of capital which may be available, including any combination of these.

SEASONALITY

     The Company does experience a seasonal slow down during the winter months due to the fact that its environmental operations are located in the Northeast United States, and therefore, adverse weather can impact the Company's performance. Additionally, the sale of plastic lumber products, such as, but not limited to, the Company's Carefree Deck System slow significantly in winter months.

YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company does not believe it utilizes computers with this type of program and, thus, the Company does not anticipate any financial impact as a result.

RECENT ACCOUNTING PRONOUNCEMENTS

     Set forth below are recent accounting pronouncements which may have a future effect on the Company's operations. These pronouncements should be read in conjunction with the significant accounting policies which the Company has adopted that are set forth in the

Company's notes to consolidated financial statements.

     In February 1997, the FASB issued SFAS No. 128, "EARNINGS PER SHARE" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. Based upon the Company's analysis of SFAS No. 128, the Company does not believe that the implementation of SFAS No. 128 will have a material effect on the computation of its earnings per share. See Note of the Notes to Consolidated Financial Statements.

     In February 1997, the FASB issued SFAS No. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS NO. 129 will be effective for financial statements for periods ending after December 15, 1997. Based upon the Company's current capital structure, the Company does not believe that the implementation of SFAS No. 129 will have a material effect on the Company's disclosure of information regarding its capital structure.

     In June 1997, FASB issued SFAS No. 130 "REPORTING COMPREHENSIVE INCOME" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a full set of general purpose financial statements. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997.

     In June 1997, FASB issued SFAS No. 131 "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS No. 131"). SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. SFAS No. 131 also requires that public business enterprises report certain information about their products and services, the geographical areas in which they operate and their major customers. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.

     Due to the recent issuance of these pronouncements, the Company has not completed its analysis of the impact of SFAS No. 130 and SFAS No. 131. And the Company does not believe that such adoption will have a significant impact on its financial statement presentation.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Accountant

     1. The engagement of the former independent accountant, Kuntz Lesher Siegrist & Martini LLP was terminated by the Company on February 26, 1998 solely due to the fact that the Board of Directors of the Company had made a determination that based upon its current stage of development, the best interest of the Company would be served by engaging a "Big Six" independent accounting firm.

     2. The principal accountant's report on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principles.

     3. The decision to change accountants was approved by the Board of Directors of the Company.

     4. During the registrant's two most recent fiscal years preceding such dismissal there were no matters of disagreements between the Company and its former independent accountants.

     5. The former independent accountants have not advised the registrant during the two most recent fiscal years preceding of any of the following events:

          (a) that the internal controls necessary for the registrant to develop reliable financial statements do not exist;

          (b) that it can no longer rely on management's representations or that it is unwilling to be associated with the financial statements prepared by management;

          (c) that it needs to significantly expand the scope of its audit or that information has come to its attention which may materially impact the fairness or reliability of a previously issued audit report or financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report or that it can no longer rely on management's representations or that it is unwilling to be associated with the financial statements prepared by management; or that due to the accountant's dismissal, it did not expand the scope of its audit or conduct such further investigation; or

          (d) that there have been any issues that have not been resolved to the satisfaction of the former independent accountant or that would otherwise affect its ability to render an unqualified audit report.

     6. The registrant has provided a copy of the disclosures being made herein to its former independent accountant in compliance with Item 304 (a)(3) of Regulation S-K.

(b) Engagement of new Independent Accountants.

     1. The Company has engaged the firm of Arthur Andersen LLP as its new independent accountants to conduct the 1997 audit. This action has been approved by the Board of Directors of the Company.

     2. The newly engaged accountants have not been consulted regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements; or any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the directors and executive officers of the Company, their ages, terms of office and all positions. Directors are divided into classes which are elected for staggered terms of four years, and serve until the annual meeting of the year in which the terms expire, or until their successors are duly elected by the stockholders and qualify. Officers and other employees serve at the will of the Board of Directors.

      NAME OF DIRECTOR/OFFICER      AGE     TERM SERVED(EXPIRES)       POSITIONS WITH THE COMPANY
      ------------------------      ---     --------------------       --------------------------
      Mark S. Alsentzer             42       May 1994 (2000)          Chairman, President & Chief
                                                                      Executive Officer/Director
      Lester Moody                  68       May 1996 (1998)          Director
      James Blosser                 58       Aug 1996 (1999)          Director
      Roger Zitrin                  49       Nov 1996 (1998)          Director
      August C. Schultes III        50       Feb 1997 (2000)          Director
      Gary J. Ziegler               49       Feb 1997 (2000)          Director
      Bruce C. Rosetto              39                                Secretary/General Counsel
      Michael  D. Schmidt           49                                Treasurer/Chief Financial Officer



The following is a description of the biographical information of each of the Company's directors:

     MARK S. ALSENTZER, CHAIRMAN, DIRECTOR, PRESIDENT & CEO; Mr. Alsentzer has served as a director since May 1994. As former President of Stout Environmental, Inc. Mr. Alsentzer developed that company from $2 million to $90 million in revenues and 46 to 700 employees. In 1992, Stout Environmental merged with Republic Industries, where Mr. Alsentzer remained as Vice President of Republic Environmental Systems, Inc. In addition, Mr. Alsentzer was Director of Cemtech, a company which grew from $3 to $21 million and was sold to Waste Management in 1991. Mr. Alsentzer founded Clean Earth, which is currently a wholly owned subsidiary of the Company and a leading recycler of contaminated soil and debris located in the northeast. Mr. Alsentzer has a B.S. in Chemical Engineer from Lehigh University and an MBA from Farleigh Dickenson University.

     LESTER E. MOODY, DIRECTOR; Mr. Moody has served as a director since May 1996. He is presently a partner in George B. Jones & Co. Dealership Sales LLC., representing automobile dealers, in sales and purchases of dealerships. He was a member of General Motors Automobile and Dealer Advisory Council, and is on the Board of Directors of Miami Heart Institute, the Board of Directors of C&S Bank, and the Board of Directors of 100 Club of Fort Lauderdale. Mr. Moody was an automobile dealer for approximately forty years, owning nine different dealerships, including Pontiac, Toyota, Cadillac, Buick, Honda and Acura. Mr. Moody attended Christian Brothers College.

     JAMES J. BLOSSER, DIRECTOR; Mr. Blosser has served as a director since August 1996. He was the former Executive Vice President and General Counsel of Huizenga Holdings, Inc. In addition, Mr. Blosser served as special counsel to the Miami Dolphins, Florida Panthers and the Florida Marlins. He was formerly a partner in Ruden, McClosky, Smith, Schuster & Russell, P.A., is currently a member of the Florida Bar, New York Bar and the American Bar Association, and is extremely active in community affairs. Mr. Blosser received his J.D. from the University of Miami.

     ROGER N. ZITRIN, DIRECTOR; Dr. Zitrin has served as a director since November 1996. Dr. Zitrin was the founder and President of the Heart Association of Palm Beach County where he was a practicing physician specializing in cardiology until he retired in 1992. He is presently acting as an independent investor and investment advisor. Dr. Zitrin is the founder of Florida Medical Laser Corp. and Gold Coast Specialty Lab and co-founder of Physicians Cardiac Imaging. He is presently acting as financial advisor to Gold Coast Ventures, Inc. and serving as a Board member of Associated Home Health. Dr. Zitrin is a graduate of Northwest College of Medicine and Dentistry.

     AUGUST C. SCHULTES III, DIRECTOR; Mr. Schultes has served as a director since February 1997. Mr. Schultes is Chairman of the Board and CEO of A.C. Schultes, Inc., a contracting and service organization specializing in water well drilling, water and waste water treatment, and pump and motor repair services with offices in Maryland, Delaware and two (2) locations in New Jersey for over five years. He is also the Chairman of the Board and CEO of Life Care Institute, a medical diagnostic center with facilities to perform stress tests, CAT scans, MRI scans and physical therapy located in New Jersey. He was also the founder, Chairman of the Board and CEO of Stout Environmental, Inc., a full service hazardous waste environmental company. Mr. Schultes is a graduate of Penn State University and has a BS in Civil Engineering.

     GARY J. ZIEGLER, DIRECTOR; Mr. Ziegler has served as a director since February 1997. Mr. Ziegler is President of Consultants and Planners, Inc., which provides operating services to several water utility companies in New Jersey. Mr. Ziegler is a Professional Engineer and Professional Planner in New Jersey, a Professional Engineer in Maryland, Pennsylvania, Ohio and New York and a member of the American Society of Civil Engineers and the National Society of Professional Engineers. He was President of W.C. Services, Inc. and Vice President of Stout Environmental, Inc. Mr. Ziegler is a graduate of Clemson University with a BS degree in Civil Engineering.

The following is a description of the Company's officers who are not also directors:

     BRUCE C. ROSETTO, Age 39, VICE PRESIDENT AND GENERAL COUNSEL/SECRETARY;
Mr. Rosetto joined the Company in January, 1997 and his primary responsibilities are acting as General Counsel to the Company, mergers and acquisitions, SEC reporting investor relations and performing the functions as corporate secretary. Previously, his role included sales management. Mr. Rosetto was a partner in a New Jersey law firm; Paschon, Feurey, and Rosetto from 1982-86. In 1986, Mr. Rosetto became Chairman and CEO of Consolidated Waste Services of America, Inc., a fully integrated environmental company, building that company primarily through mergers and acquisitions into one of the largest privately owned environmental companies in New Jersey until its acquisition by USA Waste Services in October 1997. In 1994, he became Chairman and CEO of Hemo Biologics International, Inc., a biologic products company. He graduated from LaSalle University in 1979 with a BA Degree in Political Science, and from Villanova University School of Law in 1982, with a JD Degree. He is currently a member of the Florida and New Jersey Bar.

     MICHAEL SCHMIDT, Age 49, TREASURER AND CHIEF FINANCIAL OFFICER; Mr.
Schmidt joined the Company in December 1997 and is responsible for the Company's overall financial direction and SEC reporting, accounting operations and accounting controls. Mr. Schmidt has over 20 years of public and private accounting experience including 10 years in the environmental industry. Prior to joining the Company, Mr. Schmidt served as Chief Financial Officer of Republic Environmental Systems, Inc., a publicly traded company and a leading environmental service provider, headquartered in Blue Bell, Pennsylvania, a position he held for approximately ten years. Mr. Schmidt has a Bachelor of Science in Business Administration from Rowan University and is a Certified Public Accountant in the State of New Jersey.

     MICHAEL A. LUPO - Age 65, PRESIDENT - PLASTIC LUMBER DIVISION - Mr. Lupo has extensive domestic and international experience in sales, marketing, operations, finance, systems, and stockholders relations serving consumer, industrial and service-oriented businesses. For the past 15 years, he has served as Executive Vice President, Chief Financial Officer and a Director in the Building Products Industry. He has been responsible for directing and negotiating leverage buy outs, mergers and acquisitions, initial public offerings, secondary and follow on offerings. He has also directed listings to NASDAQ, American and New York Stock Exchanges. Mr. Lupo is a graduate of St. John's University.

The Environmental Recycling Division of the Company is primarily led by the following three individuals.

     MICHAEL GOEBNER; Age 36, PRESIDENT OF two subsidiaries for the Company, CARTERET BIOCYCLE CORP., the bioremediation facility, AND CLEAN EARTH OF NEW CASTLE INC., the thermal desorption facility. He also has substantial experience in industrial waste management, uplands disposal, and regulatory permitting. He has 17 years experience in the environmental recycling business predominately in the New York, New Jersey marketplace. His former experience included work for subsidiaries of Republic Environmental Systems, Inc. as a Lab Technician, Supervisor, Process Control Manager, Hazardous Waste Coordinator/Government Contracts Administrator and Director of Business Development for Waste Conversions, Inc. He also served as the General Manager of Innovative Soil Technologies, Inc. and Vice President/General Manager of Republic Environmental

Recycling, Inc.

     STEVEN C. SANDS; Age 30; PRESIDENT OF WASTE CONCEPTS and Consolidated Technologies, Inc. His expertise is industrial waste management with experience in all phases of construction and environmental management. Mr. Sands has a B.S. in engineering from Duke University and subsequently completed education at Exxon for environmental engineering for service stations and at Owens Corning for installation of UST systems. Mr. Sands is a pioneer in the beneficial re-use of industrial wastes and dredge materials and has significant experience in transporting waste material.

     THEODORE BUDZYNSKI; Age 36; PRESIDENT OF THE INTEGRATED TECHNICAL
SERVICES subsidiary. His expertise is in environmental construction management and consulting. This subsidiary specializes in environmental recycling and disposal, in situ and ex situ remediation, environmental transportation services, and the handling of many industrial waste products. His former experience was as a Project Manager with Waste Conversions, Inc., Operations Manager for Enroserv, Inc., Vice President and General Manager of Enroserv, Vice President and General Manager of Stout Environmental Company.

ITEM 10. EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the caption "Executive Compensation" relating to the 1998 Annual Meeting is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" relating to the 1998 Annual Meeting is incorporated herein by reference.

ITEM 12. CERTAIN TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Certain Transactions" relating to the 1998 Annual Meeting is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS

EXHIBITS

                                                                                                            FILING
    SEC NO.     DOCUMENT                                                       EXHIBIT NO.             INCORPORATED FROM
    -------     --------                                                       -----------             ------------------
      2         Agreement & Plan of Reorganization                                 2.1*                Initial filing of Form SB-2
                (Earth Care/Educational Storybooks)                                                    on March 7, 1997

      3         Articles of Incorporation (Front Street)                           3.1*                Initial filing of Form SB-2
                                                                                                       on March 7, 1997

      3         Articles of Amendment (Front Street)                               3.2*                Initial filing of Form SB-2
                                                                                                       on March 7, 1997

      3         Articles of Amendment (Educational Storybooks)                     3.3*                Initial filing of Form SB-2
                                                                                                       on March 7, 1997


      3         Articles of Amendment (Educational Storybooks)                    3.4*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      3         Articles of Merger (Educational Storybooks and                    3.5*            Initial filing of Form SB-2
                 U.S. Plastic Lumber Corp.)                                                       on March 7, 1997

      3         By-Laws                                                           3.6*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      4         Common Stock Specimen Certificate                                 4.1*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      4         Warrant Agreement                                                 4.2*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      4         Series A Warrant Certificate                                      4.3*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      4         Series B Warrant Certificate                                      4.4*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        Jeanell Sales Corp. Acquisition Agreement                        10.1*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        Duratech Acquisition Agreement                                   10.2*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        Clean Earth Acquisition Agreement                                10.3*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        RPI Acquisition Agreement                                        10.4*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        ARDT Acquisition Agreement                                       10.5*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        Employment Agreement - Mark Alsentzer                            10.6*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        Employment Agreement - Harold Gebert                             10.7*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        Employment Agreement - David Farrow                              10.8*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        Rutgers Licensing Agreement                                      10.9*            Initial filing of Form SB-2
                                                                                                  on March 7, 1997

      10        ESP Acquisition Agreement                                        10.10*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997

      10        ITS Acquisition Agreement                                        10.11*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997

      10        EPC Acquisition Agreement                                        10.12*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997

      10        ICC/USPL Joint Venture Agreement                                 10.13*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997

      10        S D & G License and Operating Agreement                          10.14*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997

      10        Ground Lease Agreement (Carteret Biocycle)                       10.15*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997

      10        Lease Agreement (Brock Mgt/Earth Care TN)                        10.16*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997

      10        Lease Agreement (APEC/Earth Care Midwest)                        10.17*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997

      10        Lease Agreement (Plastic Properties LLC/RPI)                     10.18*           Amendment No. 1 of Form SB-2
                                                                                                  filed on August 26, 1997



      10        Lease Agreement (Dalphon Sr./Clean Earth)                           10.19*             Amendment No. 1 of Form SB-2
                                                                                                       filed on August 26, 1997

      10        Lease Agreement (Glades Twin Plaza/Earth Care)                      10.20*             Amendment No. 1 of Form SB-2
                                                                                                       filed on August 26, 1997

      10        Lease Agreement (Consol. Realty/EPC)                                10.21*             Amendment No. 1 of Form SB-2
                                                                                                       filed on August 26, 1997

      10        Lease Agreement (Waste Concepts, Inc.)                              10.22*             Amendment No. 2 of Form SB-2
                                                                                                       filed on January 9, 1998

      10        Lease Agreement (Earth Care Partners of Tennessee)                  10.23*             Amendment No. 1 of Form SB-2
                                                                                                       filed on January 9, 1998

      10        WCI Acquisition Agreement                                           10.24*             Amendment No. 1 of Form SB-2
                                                                                                       filed on January 9, 1998

      10        CTI Stock Purchase Agreement                                        10.25*             Amendment No. 1 of Form SB-2
                                                                                                       filed on January 9, 1998

      10        Employment Agreement - Steven Sands                                 10.26*             Amendment No. 1 of Form SB-2
                                                                                                       filed on January 9, 1998

      10        Employment Agreement - Bruce Rosetto                                10.27*             Amendment No. 1 of Form SB-2
                                                                                                       filed on January 9, 1998

      10        ICC/USPL Joint Venture II                                           10.28*             Amendment No. 1 of Form SB-2
                                                                                                       filed on January 9, 1998

      10        PNC Bank of Delaware - Promissory Note                              10.29*             Amendment No. 1 of Form SB-2
                                                                                                       filed on January 9, 1998

      10        Letter Employment Agreement - Michael D. Schmidt                    10.30


      11        Statement re computation of per share earnings                      11.1*


      21        List of subsidiaries                                                21.1


      27        Financial Data Schedules                                            27




Incorporated by reference the Company's registration Statement on Form SB-2 previously filed with the Securities and Exchange Commission on February 11, 1998 and Form 8-K filed on March 2, 1998.

* Exhibit previously filed

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. Plastic Lumber Corporation

                                    By:
                                       ----------------------------------------
                                       Mark S. Alsentzer, Chairman of the Board
                                       Chief Executive Officer and President

                                       Date: March 31, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Mark S. Alsentzer
-----------------------------------                              Date: March 31, 1998
Mark S. Alsentzer, Chief Executive Officer and President
Chairman (Principal Executive Officer)



/s/ Michael D. Schmidt
-----------------------------------                              Date: March 31, 1998
Michael D. Schmidt, Chief Financial Officer
Treasurer (Principal Financial and Accounting Officer)


/s/ August C. Schultes III
-----------------------------------                              Date: March 31, 1998
August C. Schultes III, Director


/s/ Gary J. Ziegler
-----------------------------------                              Date: March 31, 1998
Gary J. Ziegler, Director


/s/ Roger N. Zitrin
-----------------------------------                              Date: March 31, 1998
Roger N. Zitrin, Director


/s/ Lester E. Moody
-----------------------------------                              Date: March 31, 1998
Lester E. Moody, Director


/s/ James J. Blosser
-----------------------------------                              Date: March 31, 1998
James J. Blosser, Director


                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                                                       PAGE
---------------------------------                                                       ----
     Reports of Independent Certified Public Accountants                                 F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996                        F-4

     Consolidated Statements of Operations for the Years Ended
         December 31, 1997 and 1996                                                      F-5

     Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1997 and 1996                                                      F-6

     Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997 and 1996                                                      F-7

     Notes to Consolidated Financial Statements                                          F-9



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Plastic Lumber Corp.:

We have audited the accompanying consolidated balance sheet of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Miami, Florida,
   March 20, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
  U.S. Plastic Lumber Corp.:

We have audited the accompanying consolidated balance sheet of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



KUNTZ LESHER SIEGRIST & MARTINI LLP

Lancaster, Pennsylvania
December 18, 1997

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              1997               1996
                                                                                           ------------       ------------
                                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $  1,170,120       $    854,290
    Trade receivables, net                                                                    6,903,921          1,396,644
    Other receivables                                                                            36,367            455,000
    Inventories                                                                               1,502,658            486,978
    Prepaid expenses and other current assets                                                   220,728             99,462
                                                                                           ------------       ------------
              Total current assets                                                            9,833,794          3,292,374

PROPERTY AND EQUIPMENT, net                                                                   5,775,424            935,718
ACQUIRED INTANGIBLES, net                                                                     7,009,244          2,810,328
OTHER ASSETS                                                                                    552,914              9,655
                                                                                           ------------       ------------
              Total assets                                                                 $ 23,171,376       $  7,048,075
                                                                                           ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable                                                                       $  3,788,714       $  1,065,081
    Current portion of notes payable                                                          2,404,607            707,582
    Due to affiliates                                                                         1,956,810            200,000
    Accrued expenses                                                                          1,737,518            701,257
    Other liabilities                                                                           420,084             27,654
                                                                                           ------------       ------------
              Total current liabilities                                                      10,307,733          2,701,574

NOTES PAYABLE, net of current portion                                                           817,011              6,730
DEFERRED INCOME TAXES                                                                           580,433                 --
                                                                                           ------------       ------------
              Total liabilities                                                              11,705,177          2,708,304
                                                                                           ------------       ------------

STOCKHOLDERS' EQUITY:
    10% Convertible preferred stock, par value $.001; authorized 5,000,000 shares; issued and outstanding 208,930 and 74,970, respectively (aggregate
      liquidation preference of $4,178,600 and $1,499,400, respectively)                            209                 75
    Common stock par value $.0001, authorized 50,000,000
      shares; issued and outstanding 15,621,599 and 11,672,349
      shares, respectively                                                                        1,562              1,167
    Additional paid-in capital                                                               12,573,026          4,436,758
    Accumulated deficit                                                                      (1,108,598)           (98,229)
                                                                                           ------------       ------------
              Total stockholders' equity                                                     11,466,199          4,339,771
                                                                                           ------------       ------------

              Total liabilities and stockholders' equity                                   $ 23,171,376       $  7,048,075
                                                                                           ============       ============




The accompanying notes are an integral part of these consolidated balance sheets.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years Ended December 31,
                                                                   -------------------------------
                                                                      1997                 1996
                                                                   ------------       ------------
NET REVENUES                                                       $ 24,739,381       $  6,411,656

COST OF GOODS SOLD                                                   19,779,872          5,391,225
                                                                   ------------       ------------

              Gross profit                                            4,959,509          1,020,431

OPERATING EXPENSES                                                    5,280,813          1,311,155
                                                                   ------------       ------------

              Operating loss                                           (321,304)          (290,724)
                                                                   ------------       ------------

OTHER INCOME (EXPENSE):

    Interest income                                                      50,879             53,156
    Interest expense                                                   (307,636)            (8,397)
    Equity in losses of joint venture                                  (131,897)                --
                                                                   ------------       ------------

              Total other income (expense)                             (388,654)            44,759
                                                                   ------------       ------------

              Loss before income taxes and extraordinary item          (709,958)          (245,965)

INCOME TAX BENEFIT                                                       (4,329)           (65,691)
                                                                   ------------       ------------

              Loss before extraordinary item                           (705,629)          (180,274)

EXTRAORDINARY ITEM - gain on involuntary conversion,
    net of income taxes of $44,500                                           --             66,859
                                                                   ------------       ------------

              Net loss                                             $   (705,629)      $   (113,415)
                                                                   ============       ============

BASIC AND DILUTED LOSS PER SHARE:
    Loss before extraordinary item                                 $       (.05)      $       (.03)
    Extraordinary item                                                       --                .01
                                                                   ------------       ------------

    Net loss per share                                             $       (.05)      $       (.02)
                                                                   ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        14,053,862          6,696,805
                                                                   ============       ============








The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                          Convertible
                                                         Preferred Stock                        Common Stock
                                                 -------------------------------       -------------------------------
                                                     Shares             Amount            Shares             Amount
                                                 ------------       ------------       ------------       ------------
Balance, December 31, 1995                                 --       $         --          7,714,286       $        771

Purchase and retirement of treasury stock                  --                 --         (2,314,286)              (231)
Cash dividends
USPLC/CEI (Note 2)                                     74,970                 75          6,272,349                627
Net loss                                                   --                 --                 --                 --
                                                 ------------       ------------       ------------       ------------

Balance, December 31, 1996                             74,970                 75         11,672,349              1,167

Preferred stock issuances                             119,000                119                 --                 --
Preferred stock dividends                              14,960                 15                 --                 --
Business acquisitions                                      --                 --          2,190,150                219
Sale of common stock                                       --                 --          1,111,111                111
Common stock issued under earnout
    agreements                                             --                 --             28,500                  3
Exercise of nonemployee stock options                      --                 --            202,589                 20
Licensing agreement                                        --                 --            187,500                 19
Noncompete agreements                                      --                 --             72,572                  7
Dura Tech agreement                                        --                 --            150,500                 15
Issuance of shares                                         --                 --              6,328                  1
Net loss                                                   --                 --                 --                 --
                                                 ------------       ------------       ------------       ------------
Balance, December 31, 1997                            208,930       $        209         15,621,599       $      1,562
                                                 ------------       ============       ============       ============


                                                  Additional         Accumulated
                                                 Paid-in-Capital       Deficit            Total
                                                 ---------------    ------------       ------------
Balance, December 31, 1995                       $  2,999,229       $    963,186       $  3,963,186

Purchase and retirement of treasury stock          (1,099,769)                --         (1,100,000)
Cash dividends                                                          (948,000)          (948,000)
USPLC/CEI (Note 2)                                  2,537,298                 --          2,538,000
Net loss                                                   --           (113,415)          (113,415)
                                                 ------------       ------------       ------------

Balance, December 31, 1996                          4,436,758            (98,229)         4,339,771

Preferred stock issuances                           2,379,881                 --          2,380,000
Preferred stock dividends                             304,725           (304,740)                --
Business acquisitions                               2,277,262                 --          2,277,481
Sale of common stock                                2,499,889                 --          2,500,000
Common stock issued under earnout
    agreements                                         63,087                 --             63,090
Exercise of nonemployee stock options                 358,565                 --            358,585
Licensing agreement                                    93,731                 --             93,750
Noncompete agreements                                  80,681                 --             80,688
Dura Tech agreement                                    75,235                 --             75,250
Issuance of shares                                      3,212                 --              3,213
Net loss                                                   --           (705,629)          (705,629)
                                                 ------------       ------------       ------------
Balance, December 31, 1997                       $ 12,573,026       $ (1,108,598)      $ 11,466,199
                                                 ============       ============       ============



The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                 ---------------------------------
                                                                                      1997               1996
                                                                                 --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $     (705,629)      $   (113,415)
                                                                                 --------------       ------------
    Adjustments to reconcile net loss to net cash provided
      by operating activities-
        Depreciation                                                                    520,888            621,452
        Amortization                                                                    268,279              8,245
        Provision for uncollectible accounts                                            219,053             21,704
        Equity in losses of joint venture                                               131,897                  -
        Compensation expense on earnout shares                                           63,090                  -
        Write-off of abandoned and fire damaged property and
          equipment                                                                           -             68,085
        Deferred income taxes                                                          (169,252)           121,300
        Changes in operating assets and liabilities, net of Acquisition:
              Accounts receivable                                                    (1,388,682)           620,760
              Inventories                                                              (575,126)           (39,630)
              Prepaid expenses and other current assets                                (100,166)            72,767
              Other assets                                                             (373,466)                 -
              Accounts payable                                                         (874,589)           243,363
              Other liabilities                                                         260,533                  -
              Accrued expenses                                                          269,242            193,020
                                                                                 --------------       ------------
                  Total adjustments                                                  (1,748,299)         1,931,066
                                                                                 --------------       ------------

                  Net cash (used in) provided by operating activities                (2,453,928)         1,817,651
                                                                                 --------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (2,625,356)          (251,035)
    Cash paid for acquisitions, net of cash received                                 (1,595,000)           225,468
                                                                                 --------------       ------------

                  Net cash used in investing activities                              (4,220,356)           (25,567)
                                                                                 --------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common stock                                               2,503,213                  -
    Proceeds from sale of preferred stock                                             2,380,000                  -
    Proceeds from stock option exercises                                                358,585                  -
    Advances from affiliate                                                           1,900,000                  -
    Repayment of amounts due to affiliate                                              (200,000)                 -
    Proceeds from notes payable                                                       1,379,987                  -
    Repayment of notes payable                                                       (1,331,671)                 -
    Dividends paid                                                                            -           (948,000)
    Payment for purchase of treasury stock                                                    -         (1,100,000)
                                                                                 ----------------     ------------

                  Net cash provided by (used in) financing activities                 6,990,114         (2,048,000)
                                                                                 --------------       ------------


                                   (Continued)

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                         Years Ended December 31,
                                                       ----------------------------
                                                           1997             1996
                                                       -----------      -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                   315,830         (255,916)

CASH AND CASH EQUIVALENTS, beginning of year               854,290        1,110,206
                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                 $ 1,170,120      $   854,290
                                                       ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
      Interest                                         $   302,305      $     8,397
                                                       ===========      ===========
      Income taxes                                     $        --      $    50,000
                                                       ===========      ===========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
      See Notes 2, 6, 10 and 12 for information regarding common and preferred shares issued for acquisitions, noncompete agreements, licensing agreement, modification of Dura Tech agreement and note to stockholder/directors.











The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

U.S. Plastic Lumber Corp. and its subsidiaries are engaged in the manufacturing of recycled plastic lumber from post-consumer plastic waste and the recycling of soils which have been exposed to hydrocarbons. The Company's plastic lumber customers are located throughout the United States. The Company's soil recycling customers are located primarily in the Northeastern United States.

      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp. and its wholly-owned subsidiaries as follows: Earth Care Products of America, Inc., Earth Care Products of Tennessee, Inc., Earth Care Products of the Midwest, Inc., Clean Earth, Inc., Clean Earth of New Castle, Inc., Recycled Plastic Industries, Inc., Environmental Specialty Products, Inc., EnviroPlastics Corporation, Earth Care Products of New Jersey, Inc., Integrated Technical Services, Inc., Advanced Remediation and Disposal Technologies, Inc., Waste Concepts, Inc. and Carteret Biocycle Corporation (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Carteret Biocycle Corporation ("CBC") was formed in June 1997. CBC will operate a bio-organic recycling facility for contaminated soils.

In July 1997, the Company and Interstate Industrial Corp. formed a 50/50 joint venture to operate a dredging company. The Company accounts for its investment on the equity method. As of December 31, 1997, the carrying value of the Company's investment in joint venture represented its share of the net losses of the joint venture, or $131,897. Such amount is included in other liabilities in the accompanying 1997 consolidated balance sheet.

      USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      INVENTORIES

Inventories are valued at the lower of cost or market, cost being determined by the first-in, first-out method.

      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed for financial statement purposes by the use of the straight-line method over the estimated useful lives of the assets. Accelerated methods of computing depreciation are used for tax purposes. Upon sale or retirement, the cost and related accumulated depreciation of such assets are removed from the accounts and any resulting gain or loss realized is credited or charged to income during the period. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals, improvements and betterments are capitalized.

      ACQUIRED INTANGIBLES

The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over a period of twenty years. Amortization expense was $268,279 in 1997. Accumulated amortization was $268,279 at December 31, 1997.

It is the Company's policy to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected undiscounted future net cash flows are less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made.

      REVENUE RECOGNITION

Revenues from the Company's plastic lumber division are recognized at the date the products are shipped. Revenues from the environmental recycling division are recognized upon treatment and certification.

The Company provides for estimated losses on doubtful accounts. The following is a summary of activity of the Company's allowance accounts:

                                           1997             1996
                                         ---------       ---------
Balance, beginning of year               $ 148,744       $ 127,040

Provision for doubtful accounts            219,053          21,704
Write-offs                                 (47,662)             --
Allowance of acquired entities             154,895              --
                                         ---------       ---------

Balance, end of year                     $ 475,030       $ 148,744
                                         =========       =========

      STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accounting for stock-based transactions with nonemployees, the Company records compensation expense when these types of options are issued. As permitted by SFAS No. 123, the Company accounts for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

      INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized.

      ADVERTISING COSTS

Advertising costs are charged to operations as incurred and were approximately $81,068 and $18,500 in 1997 and 1996, respectively.

      CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with various financial institutions which are primarily located in the Eastern United States. At December 31, 1997, the Company had bank balances of approximately $786,000 in excess of amounts insured by federal deposit insurance. Trade receivables are concentrated primarily in the Northeastern United States. The Company generally does not require collateral from its customers.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, receivables, accounts payable, due to affiliates and notes payable. The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate their fair value.

      LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares actually outstanding. Diluted loss per share further considers the impact of common stock equivalents to the extent that they are dilutive. As the Company incurred losses in 1997 and 1996, basic and diluted loss per share are the same.

      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting of Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are required to be adopted in 1998. The Company does not believe that such adoption will have a significant impact on its financial statement presentation.

      RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

2.    ACQUISITIONS

      1996 ACQUISITION

Effective December 30, l996, Clean Earth, Inc., together with its subsidiaries, (collectively, "CEI") was acquired as a wholly-owned subsidiary of U.S. Plastic Lumber Corp. ("USPLC"), through the exchange of 77,143 shares of USPLC common stock for each outstanding share of common stock of CEI, for a total of 5,400,000 shares (the "Merger"). For financial reporting purposes, CEI is deemed to be the acquiring corporation and the transaction has been accounted for as a reverse merger with the historical financial statements prior to December 30, 1996 being those of CEI. The determination of CEI as the acquirer for financial reporting purposes was based upon the following factors: (i) former shareholders of CEI held the right to control a majority of board seats immediately subsequent to the acquisition, (ii) the chief executive officer and certain directors of the merged companies were individuals who were holding such positions at CEI, (iii) the assets and revenues of CEI substantially exceeded those of USPLC, and (iv) although the former shareholders did not receive a majority share of USPLC common stock after the acquisition, when taking into account the number of preferred shares and stock options held by these individuals, if such preferred shares were converted and stock options were exercised, a majority ownership position would be obtained. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock prices have been retroactively adjusted to reflect the capital structure of USPLC. The merger agreement provides for the issuance of an additional 2,573,686 shares of common stock to the former shareholders of CEI upon the ultimate resolution of the contingency related to the issuance of shares to certain USPLC stockholders as discussed in Note 11. Upon final resolution of this contingency, the additional shares issued, if any, will be issued at their then current fair value as an additional cost of the acquisition and recorded as acquired intangibles.

The value of the USPLC shares issued in connection with the reverse acquisition was $2,538,000, or $0.47 per share. The purchase price exceeded the fair value of the net assets acquired by approximately $2,810,000. Accordingly, the excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years.

The following unaudited pro forma information presents a summary of the 1996 consolidated results of operations of USPLC and CEI as if the acquisition had occurred January 1, 1996:

          Net revenues                                $   6,627,000
                                                      =============

          Loss before extraordinary item              $  (2,303,000)
                                                      =============

          Net loss                                    $  (2,236,000)
                                                      =============

          Basic and diluted loss per share:

             Loss before extraordinary item           $        (.18)
             Extraordinary item                                 .01
                                                      -------------

             Net loss                                 $        (.17)
                                                      =============

These unaudited pro forma results have been prepared for comparison purposes only and include adjustments for depreciation on revalued property and equipment, amortization of goodwill, and to reflect the provision for income taxes at an effective rate of 40%. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996, or of future results of operations of the consolidated entities.

      1997 ACQUISITIONS

On January 27, 1997, the Company acquired Recycled Plastics Industries, Inc. ("RPI"), a recycled plastic lumber manufacturer in exchange for $1,200,000 in cash and 1,000,000 shares of common stock. The total purchase price of $1,675,000 exceeded the estimated fair value of the net assets of RPI by approximately $1,410,000. The excess has been recorded as a component of acquired intangibles and goodwill and is being amortized on a straight-line basis over a period of twenty years.

On February 24, 1997, the Company acquired Advanced Remediation and Disposal Technologies, Inc. ("ARDT"), an environmental consulting and remediation company, in exchange for 300,000 shares of the Company's common stock. The common stock was valued based on an independent appraisal at $159,000 which was less than the estimated fair value of the net assets of ARDT by approximately $120,000. The difference was reflected as a reduction of non-current assets. The purchase agreement also provides for the issuance of up to an additional 150,000 shares of the Company's common stock if ARDT meets certain profitability levels during the years ending December 31, 1997 and 1998. In 1997, 12,500 of such shares were earned under the earnout provision and were recorded as compensation expense at their current fair value of $28,125.

On March 28, 1997, the Company acquired Environmental Specialty Products, Inc. ("ESP"), a sales and marketing company of recycled plastic lumber products in exchange for $110,000 of cash and 25,150 shares of common stock. The total purchase price of $123,581 exceeded the estimated fair value of the net assets of ESP by approximately $29,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years.

On March 31, 1997, the Company acquired Integrated Technical Services, Inc. ("ITS"), an environmental consulting and remediation company, in exchange for $110,000 in cash and 185,000 shares of common stock. The total purchase price of $209,900 exceeded the estimated fair value of the net assets of ITS by approximately $277,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years. The purchase agreement also provides for the issuance of up to an additional 24,000 shares of the Company's common stock to certain former stockholders of ITS if ITS meets certain profitability levels during the years ending December 31, 1997 and 1998. In 1997, 16,000 of such shares were earned under the earnout provision and were recorded as compensation expense at their current fair value of $34,965. Additionally, the former shareholders of ITS were awarded 47,572 shares of common stock as consideration for noncompete agreements. The Company is amortizing the associated cost of $25,688 over the 60-month term of the related agreements.

On June 30, 1997, the Company acquired EnviroPlastics Corporation ("EPC"), a recycler of post consumer plastic, in exchange for 280,000 shares of the Company's common stock. The total purchase price of $630,000 exceeded the estimated fair value of the net assets of ITS by approximately $1,526,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years. The purchase agreement also provides for the issuance of up to 90,000 stock options for shares of the Company's common stock, at an exercise price of $5.00 per share, if EPC meets certain profitability levels during the years ending December 31, 1997, 1998 and 1999. In 1997, 30,000 options were granted under the terms of the earnout provision. The exercise price of the stock options exceeded the fair value of the underlying shares, accordingly, no compensation expense was recorded at the date of grant. Additionally, the former shareholders of EPC were awarded 25,000 shares of common stock as consideration for noncompete agreements. The Company is amortizing the associated cost of $55,000 over the 60-month term of the related agreements.

On November 18, 1997, the Company acquired Waste Concepts, Inc. ("WCI"), an environmental consulting and remediation company, in exchange for $175,000 in cash and 400,000 shares of common stock. The total purchase price of $1,075,000 exceeded the estimated fair value of the net assets of WCI by approximately $1,217,000. The excess has been recorded as goodwill and is being amortized on a straight-line basis over a period of twenty years. The purchase agreement also provides for the issuance of up to an additional 25,000 shares of the Company's common stock if WCI meets certain profitability levels during the five-year period ending December 31, 2002. No shares were granted in 1997 under the provisions of the earnout.

A summary of the aggregate purchase price of the 1997 acquisitions and net assets acquired is as follows:

          Aggregate purchase price            $ 3,972,481
                                              -----------
          Working capital (deficit)              (619,316)
          Long-term assets                      2,813,281
          Long-term debt                       (1,965,040)
          Deferred taxes                         (815,885)
                                              -----------
          Acquired intangible items           $ 4,459,441
                                              ===========

The acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired companies are included with those of the Company for periods subsequent to the date of acquisition.

The unaudited pro forma combined results of operations of the Company, RPI, ARDT, ESP, ITS, EPC, and WCI for 1997 and 1996, after giving effect to certain pro forma adjustments are as follows:

                                                              1997               1996
                                                           -----------      ------------
          Net sales                                        $33,494,446      $ 24,927,343
                                                           ===========      ============

          Loss before extraordinary items                  $(1,261,188)     $ (2,243,194)
                                                           ===========      ============

          Basic and diluted loss per share                 $      (.09)     $       (.15)
                                                           ===========      ============

          Weighted average shares used in computation       14,797,128        15,125,028
                                                           ===========      ============



The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill, depreciation on revalued property and equipment, and to reflect income taxes at an effective statutory rate of 40%. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period presented, or of future results of operations of the consolidated entities.

3.    INVENTORIES

Inventories consist of the following:

                                      1997              1996
                                    ----------      ----------
          Supplies                  $   66,103      $   71,143
          Raw materials                508,360          83,887
          Work-in-process               16,214              --
          Finished goods               911,981         331,948
                                    ----------      ----------
                                    $1,502,658      $  486,978
                                    ==========      ==========

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                    Useful
                                                                    Lives             1997               1996
                                                                --------------     ------------      ------------
             Buildings                                             30 years        $  1,146,948      $         --
             Machinery and equipment                            7 to 10 years         7,806,148         3,779,540
             Leasehold improvements                             Life of lease           134,063           409,470
             Furniture and fixtures                                5 years              407,446            23,822
                                                                                   ------------      ------------
                                                                                      9,494,605         4,212,832

             Less - accumulated depreciation                                         (3,719,181)       (3,277,114)
                                                                                   ------------      ------------
                                                                                   $  5,775,424      $    935,718
                                                                                   ============      ============


Depreciation expense was $520,888 and $621,452 for the years ended December 31, 1997 and 1996, respectively.

5.    NOTES PAYABLE

Notes payable consist of the following:

                                                                                        1997                 1996
                                                                                   -------------          ----------
             Line of credit, bearing interest at 9% due December 31,
               1998, collateralized by substantially all of the assets of
               certain subsidiaries of the Company                                 $    600,000           $    --

             Promissory bank note, payable in monthly installments through
               September 1, 2002, bearing interest at 9%, collateralized by substantially all of the assets of certain subsidiaries of
               the Company                                                              255,501                --

             Promissory bank note, payable in monthly installments through
               September 1, 2001, bearing interest at 9%, collateralized by substantially all of the assets of certain subsidiaries of
               the Company                                                              174,469                --

             Promissory bank note, payable in monthly installments through April
               29, 1999, bearing interest at 8.25%, collateralized by property
               and inventory of certain subsidiaries of the Company                     231,620                --

             Promissory note payable, interest payments due monthly bearing interest at prime plus 2% (8.5% at December 31, 1997), balloon payment due September 1, 1998, collateralized by all assets of
               certain subsidiaries of the Company                                      318,750                --

             Note payable, payable in monthly installments through April 1,
               2002, bearing interest at 7.565%, collateralized
               by all assets of a subsidiary of the Company                             387,772                --

             Promissory note payable, currently due in total, bearing
               interest at 7.5% collateralized by all assets of certain
               subsidiaries of the Company                                              280,561                --

             Noninterest bearing note payable with customer due February 1998           300,000                --

             Line of Credit, interest payments due monthly bearing interest at
               10.25%, with an open maturity, collateralized by various assets
               of a subsidiary of the Company                                           142,143                --

             Promissory note payable, payable in monthly installments through
               July 19, 1998, bearing interest at 10.5%, collateralized by all
               assets of a certain subsidiaries of the Company                          110,900           134,724



                                   (Continued)

                                                                                        1997                 1996
                                                                                   -------------          ----------

             Note payable to stockholder, bearing interest at prime,
             plus 1%, repaid in January 1997                                        $        --     $     500,824

             Other notes payable, maturing from payable on demand to May 31,
               2001, bearing interest ranging from 8.3 to 11.75%, collateralized
               by various assets of the Company                                         419,902            78,764
                                                                                   ------------     -------------

             Total debt                                                               3,221,618           714,312

             Less- current portion                                                   (2,404,607)         (707,582)
                                                                                   ------------     -------------

             Long-term debt                                                        $    817,011     $       6,730
                                                                                   ============     =============



Long-term debt matures as follows:

         YEAR ENDING            AMOUNTS
                              ------------
          1998                $  2,404,607
          1999                     327,565
          2000                     211,510
          2001                     204,533
          2002                      73,403
                              ------------
                              $  3,221,618
                              ============

6.    CAPITAL STOCK

      SERIES A CONVERTIBLE PREFERRED STOCK

During the year ended December 31, 1996, the Company initiated an offering of up to 250,000 shares of the Company's Series A Preferred Stock. The shares are nonvoting and have a 10% cumulative stock dividend payable semiannually and will be paid in Series A Preferred Stock. No cash dividends will be paid. Each share is convertible into seven shares of the Company's common stock at the option of the stockholder or mandatorily on the date a registration statement, which would yield the Company $10 million in proceeds, is declared effective by the Securities and Exchange Commission. In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock will be entitled to receive, before the holder of any of the Common stock, the stated value of $20.00 per share. The Series A Preferred Stock can be redeemed at any time at the sole option of the Company for $25.00 per share. Through December 31, 1997, the Company had issued 208,930 shares of its 10% convertible preferred stock, including accumulated dividends, for net proceeds of $3,879,400.

      COMMON STOCK

In June of 1997, in settlement of a liability accrued at December 31, 1996, which resulted from modification of certain of its agreements related to its acquisition of DuraTech Industries, the Company issued an additional 150,500 shares of its common stock, together with $30,000 in cash.

During 1997, the Company issued 1,111,111 shares of its common stock for net proceeds of $2,500,000.

      TREASURY STOCK

Prior to the Merger, CEI acquired 2,314,286 shares of its common stock from its sole stockholder for $1,100,000 during June and September 1996. Effective with the Merger, those treasury shares were cancelled and retired.

      STOCK WARRANTS

At December 31, 1997, the Company had outstanding 950,000 Series A and 950,000 Series B Warrants to purchase the Company common stock at $2.50 and $4.50 per share, respectively. Such warrants are exercisable at any time prior to June 30, 1998 provided that a registration statement is in effect for the underlying common shares.

The warrants are redeemable by the Company for $0.01 per warrant upon 30 days notice if the closing bid price for the Company's stock equals or exceeds $4.00 and $6.00 per share for the Series A and Series B Warrants, respectively, at any time for twenty consecutive trading days. As of March 20, 1998, the Company had not registered the underlying common stock for the Series B Warrants.

      EMPLOYEE STOCK OPTIONS

During 1997 and 1996, the Company granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted under the Company's stock option incentive plan vest ratably over a period of three years. Employee stock option activity is as follows:



                                                                  Weighted Average     Number of
                                                                     Exercise           Options
                                                                      Price           Outstanding
                                                                  --------------      -----------
             Outstanding, December 31, 1996                               $4.26          307,000
                 Granted                                                   3.47        1,220,000
                 Exercised                                                 -                   -
                 Canceled                                                  4.33         (177,000)
                                                                         ------      -----------
             Outstanding, December 31, 1997                               $3.54        1,350,000
                                                                          =====      ===========
             Stock options exercisable                                    $3.54        1,191,667
                                                                          =====      ===========



The weighted average fair value per share as of the grant date was $.90 for stock options granted in 1997.

Additional information regarding options outstanding at December 31, 1997 as follows:

                                        Outstanding                     Exercisable
                                 ---------------------------     -------------------------
         Range of                                   Weighted                      Weighted
     Exercise Prices                                Average                        Average
  -----------------------                           Exercise                      Exercise
     Low            High            Number            Price         Number           Price
  -------         -------        -----------         ------      -----------        ------
  $  2.22         $  4.00          1,210,000         $ 3.29        1,090,000        $ 3.29
     4.50            7.22            140,000           5.96          101,667          6.47
  -------         -------        -----------         ------      -----------        ------
  $  2.25         $  7.22          1,350,000         $ 3.54        1,191,667        $ 3.54
  =======         =======        ===========         ======      ===========        ======



The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for employee stock options, for the year ended December 31, 1997. The pro forma impact of such options for the year ended December 31, 1996 was not material.

          As reported results of operations:
              Net loss                                    $   (705,629)
              Net loss per share basic and diluted        $       (.05)

          Pro forma results of operations:
              Net loss                                    $   (759,558)
              Net loss per share basic and diluted        $       (.05)

For purposes of the above disclosure, the determination of the fair value of stock options granted in 1997 was based on the following: (i) a risk free interest rate of 7.5%; (ii) expected option lives of seven years; (iii) expected volatility in the market price of the Company's common stock of 75%; and (iv) no expected dividends on the underlying common stock.

The Company had an agreement with a key employee under which, options were to be granted to the employee based upon revenue levels and other factors, at prices which could be below fair market value. Effective December 31, 1997, the Company modified the agreement to fix the number of options at 950,000, and to fix the exercise prices of such options at prices which range from $2.25 to $4.00. As the fair value of the Company's stock at the date of the modification was not in excess of the exercise prices, no compensation expense was recorded in connection with such modification.

      NONEMPLOYEE STOCK OPTIONS

Magellan Finance Corporation ("Magellan"), a stockholder, holds an option to purchase up to 353,684 shares of the Company's common stock at $1.77 per share. The option expires as follows: 117,895 options on December 31, 1997; 117,895 options on September 30, 1998; and 117,894 options on June 30, 1999. If Magellan does not exercise its option to purchase the shares, then the Company is obligated to issue the shares to certain USPLC stockholders, as defined, at no cost. In December 1997, Magellan exercised 117,894 of the options.


                                                                               Number of
                                                            Weighted Average    Options
                                                             Exercise Price   Outstanding
                                                             ---------------  -----------
                       Outstanding, December 31, 1996           $   1.81         463,379
                           Granted                                    --             --
                           Exercised                                1.77       (202,589)
                           Canceled                                 2.50         (5,000)
                                                                --------       --------

                       Outstanding, December 31, 1997           $   1.83        255,790
                                                                ========       ========
                       Stock options exercisable                $   1.88        137,895
                                                                ========       ========



The weighted average fair value of the stock options exercised was $2.25. See
Note 13

      STOCK RESERVATIONS

At December 31, 1997, common stock was reserved for the following:

          USPLC and CEI contingently issuable shares              4,723,686
          Exercise of Series A and Series B Warrants              1,900,000
          Conversion of Preferred Stock                           1,464,449
          Nonemployee stock options                                 255,790
          Employee stock options                                  1,350,000
          Shares and options contingently issuable under
             earnout provisions                                     168,000
                                                                  ---------
                                                                  9,861,925
                                                                  =========

7.    EMPLOYEE BENEFIT PLANS

The Company has defined contribution 401(k) and profit sharing plans which cover substantially all employees who have met the eligibility requirements. Employees may contribute up to the maximum allowable under current regulations to the 401(k). There are no employee contributions to the profit sharing plan. The Company's contribution to each plan is at the discretion of the Company. There were no Company contributions to the plans during 1997 and 1996.

8.    INCOME TAXES

The provision for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between financial statement and tax basis of assets and liabilities. The components of the provision for income taxes (benefit) included in the consolidated statements of income is as follows:

                                                     1997              1996
                                                  ----------        ----------
             Current:
                 Federal                              $    -        $ (144,812)
                 State                               164,923           (42,179)
                                                  ----------        ----------
                                                     164,923          (186,991)
                                                  ----------        ----------
             Deferred:
                 Federal                             (95,839)           94,918
                 State                               (73,413)           26,382
                                                  ----------        ----------
                                                    (169,252)          121,300
                                                  ----------        ----------
                                                  $   (4,329)       $  (65,691)
                                                  ==========        ==========

The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to pre-tax accounting income, as follows:

                                                          1997             1996
                                                        ---------       ---------
          Tax at statutory rate of 34%                  $(241,386)      $ (83,628)
          State taxes, net of Federal benefit              23,691         (26,995)
          Nondeductible goodwill                           88,578              --
          Increases in valuation reserves                 124,788          44,932
                                                        ---------       ---------
              Income tax benefit                        $  (4,329)      $ (65,691)
                                                        =========       =========


Deferred taxes primarily represent the impact of businesses acquired in 1997 who formerly accounted for Federal income taxes on a cash basis.

9.    GAIN ON INVOLUNTARY CONVERSION

During March 1996, fire damaged equipment at the CEI. The extraordinary gain represents the excess of insurance proceeds received over the loss incurred. The Company and the insurance carrier have reached a final settlement in February 1997 for an additional $455,000. This amount is reflected in the December 31, 1996 balance sheet as a receivable. Total insurance proceeds amounted to $805,000 for the year ended December 31, 1996.

10.   RELATED PARTY TRANSACTIONS

In 1997, the Company borrowed $1,900,000 from a company controlled by a member of the Board of Directors and his family. The note bears interest at prime plus 1% and is due on demand.

In 1996, the Company incurred administrative and service fees to various stockholders and directors totaling $500,000. No such costs were incurred in 1997.

During 1996, certain stockholders and directors loaned the Company $120,000 which was later converted into Series A Preferred Stock. Each of the five participating stockholder/directors also received 5,000 stock options to purchase common stock at $2.50 per share.

The Company leases certain office space and manufacturing facilities from entities controlled by individuals who are stockholders. These leases provide for minimum annual rentals of $423,779 through 2000. The manufacturing facility lease was terminated in December 1997.

11.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

The Company leases office space, equipment, manufacturing facilities, and land under non-cancelable operating leases which expire at various dates through 2028.

Future minimum payments are as follows for the years ending December 31:

                                     Affiliates   Third Parties        Total
                                    ----------    -------------      ----------
          1998                      $  138,779      $  602,565      $  741,344
          1999                         142,500         355,799         498,299
          2000                         142,500         301,477         443,977
          2001                         142,500         295,676         438,176
          2002                         142,500         271,677         414,177
          Thereafter                   718,438       5,355,000       6,073,438
                                    ----------      ----------      ----------
          Total                     $1,427,217      $7,182,194      $8,609,411
                                    ==========      ==========      ==========

The Company leases land at its soil recycling facility at a rental of $1.00 per ton of soil received with a minimum rental of $50,000 per year. Rent expense under this lease was $192,223 and $144,915 in 1997 and 1996, respectively. The lease currently expires in 1998 and contains three five-year renewal options. The lessor has the right and option at the time of renewal to require the Company to purchase the property at a purchase price of $100,000 per acre subject to annual escalations based on the Consumer Price Index from inception of the lease. The Company currently leases 7.5 acres of land.

Rent expense for all operating leases for the years ended December 31, 1997 and 1996 was approximately $563,000 and $300,000, respectively.

      COVENANT NOT TO COMPETE

The Company has a covenant not to compete agreement for which the Company pays $2.00 per ton of soil received for processing. These payments expire August 31, 1998. The expense for the covenant not to compete for 1997 and 1996 amounted to $384,446 and $336,546, respectively.

      EARNOUT AGREEMENT

The Company has an earnout agreement which provides for 2,000,000 shares of the Company's common stock to be reserved for certain USPLC stockholders, as defined, to be issued upon the Company meeting certain production or sales goals for plastic lumber product prior to December 31, 2000. The additional shares, if any, will be issued at their then current fair value as an additional cost of the acquisition of Earth Care Global Holdings, Inc. by USPLC and allocated to acquired intangibles.

      LEGAL PROCEEDINGS

The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

At December 31, 1996, $113,415 of notes receivable are due from certain partners of Earth Care Partners ("ECP"). ECP was a partnership controlled by an officer/stockholder of USPLC. USPLC acquired ECP in February 1996. Shares issued in connection with the acquisition were to be pledged as collateral and subsequently sold when registered to repay the notes. As there were no plans to register such shares, an allowance equal to the notes receivable was recorded. In August l997, a former partner of ECP alleged that the Company had wrongfully issued shares to the other partners of ECP in connection with the acquisition. The Company, through an outside counsel, reviewed the transaction and concluded that the stock issued to certain ECP partners was not properly authorized. The affected ECP partners have disputed this conclusion. The Company and the affected ECP partners are in negotiations to resolve these issues. The Company believes that the ultimate outcome will not have a material effect on the financial position or results of operations of the Company.

      LICENSING AGREEMENT

During February of 1997, the Company entered into a licensing agreement with Rutgers University for the rights to commercially develop, manufacture and sell a composite building material from recycled waste. In exchange for $10,000 in cash and 187,500 shares of the Company's common stock, the Company received an exclusive license to use this material for certain applications, including railroad ties, marine pilings and building materials. The total consideration was valued at $103,750 and has been recorded as a component of other assets in the accompanying 1997 consolidated balance sheet. This agreement is in effect for at least ten years from the date of the initial product sales and requires the Company to pay a maintenance fee and a 3% royalty fee. Such fees are subject to certain minimum payment thresholds, as follows:


                                    Maintenance         Royalty
                                        Fee               Fee
                                    -----------       -----------
             1998                   $     5,000       $    25,000
             1999                        10,000            40,000
             2000                        10,000            60,000
             2001                        10,000            60,000
             2002                        10,000            60,000
             Thereafter                  60,000           360,000
                                    -----------       -----------
                 Total              $   105,000       $   605,000
                                    ===========       ===========

      ROYALTY AGREEMENT

CBC has a license and operating agreement with SD&G Aggregates, Inc. ("SD&G") to conduct remediation of contaminated soils. The Company pays SD&G a royalty of 2% of sales. As CBC had no revenues in 1997, no such royalty payments were made.

      SIGNIFICANT CUSTOMERS

One of EPC's customers accounted for 74% of its total revenues of approximately $3,500,000.

12.   SEGMENT REPORTING

The Company's revenues generating operations are conducted through two divisions, comprised of the plastic lumber division and the environmental recycling division. The recycled plastic lumber division primarily includes the operations of USPLC, RPI, ESP and EPC. The environmental recycling division reflects the operating activities of CEI, ARDT, ITS, WCI and CBC.

The operating results of the respective segments are set forth below (in thousands):

                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                          1997           1996
                                                        --------       --------
          Revenues:
              Plastic lumber division                   $  8,130       $     --
              Environmental recycling division            16,609          6,412
                                                        --------       --------
                                                        $ 24,739       $  6,412
                                                        ========       ========
          Operating income (loss):
              Plastic lumber division                   $ (2,312)      $     --
              Environmental recycling division            (1,033)          (291)
              Corporate                                   (1,600)            --
                                                        --------       --------
                                                        $   (321)      $   (291)
                                                        ========       ========
          Depreciation and amortization:
              Plastic lumber division                   $    392       $     --
              Environmental recycling division               237            629
              Corporate                                      160             --
                                                        --------       --------
                                                        $    789       $    629
                                                        ========       ========


Information with respect to identifiable assets and capital expenditures of the respective segments is set forth below (in thousands):

                                                       December 31,
                                                     1997         1996
                                                    -------      -------
          Identifiable assets:
              Plastic lumber division               $15,113      $    --
              Environmental recycling division        8,058        7,048
              Corporate                                  --           --
                                                    -------      -------
                                                    $23,171      $ 7,048
                                                    =======      =======
          Capital expenditures:
              Plastic lumber division               $ 1,126      $    --
              Environmental recycling division        1,499          251
              Corporate                                  --           --
                                                    -------      -------
                                                    $ 2,625      $   251
                                                    =======      =======

13.   SUBSEQUENT EVENTS

In January 1998, the Company acquired Green Horizon Environmental, Inc., an environmental services company, in exchange for 50,000 shares of common stock.

In January 1998, the Company obtained a revolving discretionary line of credit with availability of $4,000,000 bearing interest at .50% under the bank's prime rate. Advances under the line of credit will be made at the sole discretion of the lender. In connection with obtaining the line of credit, the Company granted 320,000 nonemployee stock options, exercisable at $2.25 per share. The value of such options under the provisions of SFAS 123 of approximately $400,000 will be amortized as interest over the term of the line of credit of 18 months.

In February 1998, the Company acquired the majority interest of Consolidated Technologies, Inc. in exchange for 36,500 shares of the Company's common stock. CTI is an environmental recycling services company located in Norristown, Pennsylvania. The Company had previously owned a minority interest equal to 25% in CTI.

In March 1998, the Company acquired substantially all of the assets of Chesapeake Recycled Lumber, Inc. in exchange for $200,000 in cash and 97,500 shares of the Company's common stock.