Form 10QSB
period 1998-03-31
U S PLASTIC LUMBER CORP
filed 1998-05-19
CIK 1014851

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23855

                         U.S. PLASTIC LUMBER CORPORATION

                 (Name of small business issuer in its charter)

                              --------------------

            Nevada                                           87-0404343
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              ---------------------

           2300 W. Glades Road, Suite 440 W, Boca Raton, Florida 33431
                                 (561) 394-3511

        (Address and telephone number of principal executive offices and place of business)

      Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______ No___X____

      The number of shares outstanding of the registrant's common stock as of April 30, 1998 is 16,752,340.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX

                                                                                     Page
                                                                                     ----

PART I.  UNAUDITED FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                    Condensed Consolidated Balance Sheets as of
                      March 31, 1998 and December 31, 1997                             3

                    Consolidated Statements of Operations for the
                      Three Months Ended March 31, 1998 and 1997                       4

                    Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 1998 and 1997                       5

                    Notes to Condensed Consolidated Financial Statements               7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                    22

         Item 2. Changes in Securities                                                22

         Item 6. Exhibits and Reports on Form 8-K                                     25

         SIGNATURES                                                                   26

         EXHIBITS

      FORWARD LOOKING STATEMENTS

         When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, the Company's history of operating losses, demand for products and services of the Company, newly developing technologies, loss of permits, conflicts of interest in related party transactions, regulatory matters, protection of technology, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the effects of competition and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          PART I. FINANCIAL INFORMATION

      Item 1.     FINANCIAL STATEMENTS



                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                          March 31,        December 31,
                                                            1998               1997
                                                        ------------       ------------

                     ASSETS
                     ------

CURRENT ASSETS:
  Cash and cash equivalents                             $  1,096,911       $  1,170,120
  Trade receivables, net                                   7,343,692          6,940,288
  Inventories                                              1,768,790          1,502,658
  Prepaid expenses and other current assets                  401,638            220,728
                                                        ------------       ------------
      Total current assets                                10,611,031          9,833,794

PROPERTY AND EQUIPMENT, net                                7,649,571          5,775,424
ACQUIRED INTANGIBLES, net                                  7,556,753          7,009,244
OTHER ASSETS                                               2,014,760            552,914
INVESTMENT IN JOINT VENTURE                                  575,915                 --
                                                        ------------       ------------
      Total assets                                      $ 28,408,030       $ 23,171,376
                                                        ============       ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                      $  4,637,093       $  3,788,714
  Accrued expenses                                         1,220,937          1,737,518
  Current portion of notes payable                         2,484,458          2,404,607
  Due to affiliates                                        1,006,810          1,956,810
  Other liabilities                                          357,071            420,084
                                                        ------------       ------------
      Total current liabilities                            9,706,369         10,307,733

NOTES PAYABLE, net of current portion                      5,364,453            817,011
DEFERRED INCOME TAXES                                        633,656            580,433
MINORITY INTEREST                                            225,000                 --
                                                        ------------       ------------
      Total liabilities                                   15,929,478         11,705,177
                                                        ------------       ------------

STOCKHOLDERS' EQUITY:
  10% Convertible preferred stock, par
    value $.001; authorized 5,000,000 shares;
    issued and outstanding 219,586 and 208,930,
    respectively (aggregate liquidation preference
    of $4,391,720 and $4,184,140, respectively)                  221                209
  Common stock par value $.0001, authorized
    50,000,000 shares; issued and outstanding
    15,892,011 and 15,621,599 shares,
    respectively                                               1,590              1,562
  Additional paid-in capital                              13,812,918         12,573,026
  Accumulated deficit                                     (1,336,177)        (1,108,598)
                                                        ------------       ------------
      Total stockholders' equity                          12,478,552         11,466,199
                                                        ------------       ------------

      Total liabilities and stockholders' equity        $ 28,408,030       $ 23,171,376
                                                        ============       ============




--------------------------------------------------------------------------------
  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                   Three Months Ended March 31,
                                                --------------------------------
                                                     1998               1997
                                                ------------       -------------

NET REVENUES                                    $  7,659,261       $  2,003,496

COST OF GOODS SOLD                                 6,058,821          1,564,658
                                                ------------       ------------

       Gross profit                                1,600,440            438,838

OPERATING EXPENSES                                 1,584,796            885,093
                                                ------------       ------------

       Operating income (loss)                        15,644           (446,255)
                                                ------------       ------------

OTHER INCOME (EXPENSE):
   Interest expense                                 (145,332)           (20,226)
   Gain on sale of assets                            105,588             10,472
                                                ------------       ------------

       Total other income (expense)                  (39,744)            (9,754)
                                                ------------       ------------

       Loss before income taxes                      (24,100)          (456,009)

PROVISION (BENEFIT) FROM INCOME TAXES                 (9,640)                --
                                                ------------       ------------

       Net loss                                 $    (14,460)      $   (456,009)
                                                ============       ============

BASIC AND DILUTED LOSS PER SHARE                $       (.00)      $       (.04)
                                                ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        15,737,443         12,500,268
                                                ============       ============

















--------------------------------------------------------------------------------
         The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                   Three Months Ended March 31,
                                                                  -----------------------------
                                                                      1998           1997
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $   (14,460)      $  (456,009)
                                                                  -----------       -----------
  Adjustments to reconcile net loss to net cash provided
     by operating activities-
        Depreciation                                                  252,168            64,974
        Amortization                                                  103,589            46,864
        Amortization of deferred financing costs                       44,444                --
        Gain on sale of assets                                        105,588                --
        Expense related to non-employee equity transactions            36,225                --
        Compensation expense on earnout shares                          3,718             1,264
        Deferred income taxes                                              --            18,408
        Changes in operating assets and liabilities, net of
          acquisitions:
            Accounts receivable                                      (127,825)        1,221,435
            Inventories                                              (141,377)         (111,939)
            Prepaid expenses and other current assets                (180,910)         (153,785)
            Other assets                                                   --           (43,669)
            Accounts payable                                          162,198          (854,340)
            Other liabilities                                         (65,144)           (1,520)
            Accrued expenses                                         (609,069)           (6,104)
                                                                  -----------       -----------
              Total adjustments                                      (416,395)          181,588
                                                                  -----------       -----------

              Net cash used in operating activities                  (430,855)         (274,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (1,775,970)         (208,842)
  Cash paid for acquisitions, net of cash received                   (515,500)       (1,240,362)
  Advances to Joint Venture                                          (707,812)               --
                                                                  -----------       -----------

             Net cash used in investing activities                 (2,999,282)       (1,449,204)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                    --         2,380,000
  Proceeds from exercise of Series A warrants                         172,870                --
  Advances from affiliate                                           1,250,000                --
  Repayment of amounts due to affiliate                            (2,400,000)               --
  Proceeds from notes payable                                       5,067,508           718,000
  Repayment of notes payable                                         (733,450)         (530,815)
                                                                  -----------       -----------

             Net cash provided by financing activities              3,356,928         2,567,185
                                                                  -----------       -----------


                                  (Continued)

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                  (Continued)


                                                    Three Months Ended March 31,
                                                   ------------------------------
                                                       1998             1997
                                                   -----------        -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             $   (73,209)       $   843,560

CASH AND CASH EQUIVALENTS, beginning of period       1,170,120            854,290
                                                   -----------        -----------

CASH AND CASH EQUIVALENTS, end of period           $ 1,096,911        $ 1,697,850
                                                   ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for-
    Interest                                       $    98,931        $    20,226
                                                   ===========        ===========

    Income taxes                                   $   114,226        $        --
                                                   ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES:

         See Notes 2 and 3 for information regarding common and preferred shares issued for acquisitions and noncompete agreements.

         See Note 6 for information regarding stock options issued for securing a discretionary line of credit.




















--------------------------------------------------------------------------------
  The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

U.S. Plastic Lumber Corp. and its subsidiaries (the "Company") are engaged in the manufacturing of recycled plastic lumber from post-consumer plastic waste and the recycling of soils which have been exposed to hydrocarbons. The Company's plastic lumber customers are located throughout the United States. The Company's soil recycling customers are located primarily in the Northeastern United States.

The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In July 1997, the Company and Interstate Industrial Corp. formed a 50/50 joint venture to operate a dredging company. The Company accounts for its investment on the equity method. As of March 31, 1998, the carrying value of the Company's investment in joint venture represented its contributed capital less its share of the net losses of the joint venture, or $575,915. The net obligation to the Joint Venture is included in other liabilities in the accompanying December 31, 1997 consolidated balance sheet.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

         LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares actually outstanding. Diluted loss per share further considers the impact of common stock equivalents to the extent that they are dilutive. The Company's basic and diluted loss per share are equivalent for the first quarter of 1998 and for the first quarter of 1997.

         IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting of Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 had no impact on the Company's disclosures. SFAS No. 131 will be adopted in 1998.

2.       ACQUISITIONS

         1996 ACQUISITION

Effective December 30, l996, Clean Earth, Inc., together with its subsidiaries, (collectively, "CEI") was acquired as a wholly-owned subsidiary of U.S. Plastic Lumber Corp. ("USPLC"), through the exchange of 77,143 shares of USPLC common stock for each outstanding share of common stock of CEI, for a total of 5,400,000 shares (the "Merger"). For financial reporting purposes, CEI is deemed to be the acquiring corporation and the transaction has been accounted for as a reverse merger with the historical financial statements prior to December 30, 1996 being those of CEI. The determination of CEI as the acquirer for financial reporting purposes was based upon the following factors: (i) former shareholders of CEI held the right to control a majority of board seats immediately subsequent to the acquisition, (ii) the chief executive officer and certain directors of the merged companies were individuals who were holding such positions at CEI, (iii) the assets and revenues of CEI substantially exceeded those of USPLC, and (iv) although the former shareholders did not receive a majority share of USPLC common stock after the acquisition, when taking into account the number of preferred shares and stock options held by these individuals, if such preferred shares were converted and stock options were exercised, a majority ownership position would be obtained. All references in the condensed consolidated financial statements referring to shares, share prices, per share amounts and stock prices have been retroactively adjusted to reflect the capital structure of USPLC. The merger agreement provides for the issuance of an additional 2,573,686 shares of common stock to the former shareholders of CEI upon the ultimate resolution of the contingency related to the issuance of shares to certain USPLC stockholders as discussed in Note 4. Upon final resolution of this contingency, the additional shares issued, if any, will be issued at their then current fair value as an additional cost of the acquisition and recorded as acquired intangibles.

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

On March 31, 1997, the Company acquired Integrated Technical Services, Inc. ("ITS"), an environmental consulting and remediation company, in exchange for $110,000 in cash and 185,000 shares of common stock. The total purchase price of $209,900 exceeded the estimated fair value of the net assets of ITS by approximately $390,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years. The purchase agreement also provides for the issuance of up to an additional 24,000 shares of the Company's common stock to certain former stockholders of ITS if ITS meets certain profitability levels during the years ending December 31, 1997 and 1998. In 1997, 16,000 of such shares were earned under the earnout provision and were recorded as compensation expense at their current fair value of $34,965. Additionally, the former shareholders of ITS were awarded 47,572 shares of common stock as consideration for noncompete agreements. The Company is amortizing the associated cost of $25,688 over the 60-month term of the related agreements.

On June 30, 1997, the Company acquired EnviroPlastics Corporation ("EPC"), a recycler of post consumer plastic, in exchange for 280,000 shares of the Company's common stock. The total purchase price of $630,000 exceeded the estimated fair value of the net assets of ITS by approximately $1,272,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years. The purchase agreement also provides for the issuance of up to 90,000 stock options for shares of the Company's common stock, at an exercise price of $5.00 per share, if EPC meets certain profitability levels during the years ending December 31, 1997, 1998 and 1999. In 1997, 30,000 options were granted under the terms of the earnout provision. The exercise price of the stock options exceeded the fair value of the underlying shares, accordingly, no compensation expense was recorded at the date of grant. Additionally, the former shareholders of EPC were awarded 25,000 shares of common stock as consideration for noncompete agreements. The Company is amortizing the associated cost of $55,000 over the 60-month term of the related agreements.

On November 18, 1997, the Company acquired Waste Concepts, Inc. ("WCI"), an environmental consulting and remediation company, in exchange for $175,000 in cash and 400,000 shares of common stock. The total purchase price of $1,075,000 exceeded the estimated fair value of the net assets of WCI by approximately $1,355,000. The excess has been recorded as goodwill and is being amortized on a straight-line basis over a period of twenty years. The purchase agreement also provides for the issuance of up to an additional 25,000 shares of the Company's common stock if WCI meets certain profitability levels during the five-year period ending December 31, 2002. No shares were granted in 1997 under the provisions of the earnout.

A summary of the aggregate purchase price of the 1997 acquisitions and net assets acquired is as follows:

            Aggregate purchase price                  $  3,872,481
                                                      ------------
            Working capital (deficit)                     (619,316)
            Long-term assets                             2,813,281
            Long-term debt                              (1,965,040)
            Deferred taxes                                (815,885)
                                                      ------------
            Acquired intangibles                      $  4,459,441
                                                      ============

The acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired companies are included with those of the Company for periods subsequent to the date of acquisition.

         1998 ACQUISITIONS

In January 1998, the Company acquired Green Horizon Environmental, Inc., ("GHE") an environmental services company, in exchange for 50,000 shares of common stock. The aggregate purchase price of $142,500 exceeded the estimated fair value of the net assets of GHE by $102,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years.

In February 1998, the Company acquired the majority interest of Consolidated Technologies, Inc. ("CTI") in exchange for 36,500 shares of the Company's common stock. CTI is an environmental recycling services company located in Norristown, Pennsylvania. The Company had previously owned a minority interest equal to 25% in CTI of which $500,000 of funding was paid in cash during the first quarter of 1998. The aggregate purchase price of $582,000 exceeded the estimated fair value of the net assets of CTI by $307,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years.

In March 1998, the Company acquired substantially all of the assets of Chesapeake Recycled Lumber, Inc. ("CRL") in exchange for $100,000 in cash, a $100,000 note payable and 97,500 shares of the Company's common stock. The aggregate purchase price of $420,000 exceeded the estimated fair value of the net assets of CRL by $231,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years.

The unaudited pro forma combined results of operations of the Company, RPI, ARDT, ESP, ITS, EPC, WCI, GHE, CTI and CRL for 1998 and 1997, after giving effect to certain pro forma adjustments are as follows:

                                                       1998             1997
                                                   -------------   -------------

     Net sales                                      $ 7,705,947     $ 6,564,277
                                                    ===========     ===========

     Loss before extraordinary items                $   (51,095)    $  (287,978)
                                                    ===========     ===========

     Basic and diluted loss per share               $      (.00)    $      (.02)
                                                    ===========     ===========

     Weighted average shares used in computation     15,817,854      13,240,488
                                                    ===========     ===========

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

         STOCK WARRANTS

At March 31, 1998, the Company had outstanding 880,852 Series A and 950,000 Series B Warrants to purchase the Company common stock at $2.50 and $4.50 per share, respectively. Such warrants are exercisable at any time prior to June 30, 1998 provided that a registration statement is in effect for the underlying common shares. The Company undertook registration of the 950,000 Series A warrants under the SB Provisions of the Securities Exchange Commission. The registration was declared effective on February 13, 1998 and 69,148 Series A warrants had been exercised through March 31, 1998.

The warrants are redeemable by the Company for $0.01 per warrant upon 30 days notice if the closing bid price for the Company's stock equals or exceeds $4.00 and $6.00 per share for the Series A and Series B Warrants, respectively, at any time for twenty consecutive trading days. As of May 15, 1998, the Company had not registered the underlying common stock for the Series B Warrants.

         EMPLOYEE STOCK OPTIONS

The Company has granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted under the Company's stock option incentive plan vest ratably over a period of three years. Employee stock option activity is as follows:

                                               Weighted            Number of
                                                Average             Options
                                             Exercise Price       Outstanding
                                            ----------------     -------------

Outstanding, December 31, 1997                   $  3.54           1,350,000
  Granted                                           3.50             150,000
  Exercised                                           --                  --
  Canceled                                            --                  --
                                                 -------          ----------


Outstanding, March 31, 1998                      $  3.53           1,500,000
                                                 =======          ==========

Stock options exercisable at March 31, 1998      $  3.46           1,142,000
                                                 =======          ==========

         NONEMPLOYEE STOCK OPTIONS

Magellan Finance Corporation ("Magellan"), a stockholder, holds an option to purchase up to 235,789 shares of the Company's common stock at $1.77 per share. The option expires as follows: 117,895 options on September 30, 1998; and 117,894 options on June 30, 1999. If Magellan does not exercise its option to purchase the shares, then the Company is obligated to issue the shares to certain USPLC stockholders, as defined, at no cost.

                                                   Weighted         Number of
                                                    Average          Options
                                                 Exercise Price    Outstanding
                                                 --------------    -----------

     Outstanding, December 31, 1997                  $1.83           255,790
       Granted                                        2.25           320,000
       Exercised                                         -                 -
       Canceled                                          -                 -

     Outstanding, March 31, 1998                     $2.06           575,790
                                                   =======          ========
     Stock options exercisable as March 31, 1998     $2.14           457,895
                                                   =======          ========
         STOCK RESERVATIONS

At March 31, 1998, common stock was reserved for the following:

           USPLC and CEI contingently issuable shares            4,573,686
           Exercise of Series A and Series B Warrants            1,830,852
           Conversion of Preferred Stock                         1,537,102
           Nonemployee stock options                               575,790
           Employee stock options                                1,500,000
           Shares and options contingently issuable under
             earnout provisions                                    244,500
                                                               -----------
                                                                10,261,930
                                                               ===========

4        COMMITMENT AND CONTINGENCIES

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

At December 31, 1996, $113,415 of notes receivable are due from certain partners of Earth Care Partners ("ECP"). ECP was a partnership controlled by an officer/stockholder of USPLC. USPLC acquired ECP in February 1996. Shares issued in connection with the acquisition were to be pledged as collateral and subsequently sold when registered to repay the notes. As there were no plans to register such shares, an allowance equal to the notes receivable was recorded. In August l997, a former partner of ECP alleged that the Company had wrongfully issued shares to the other partners of ECP in connection with acquisition. The Company, through an outside counsel, reviewed the transaction and concluded that the stock issued to certain ECP partners was not properly authorized. The affected ECP partners have disputed this conclusion. The Company and the affected ECP partners are in negotiations to resolve these issues. The Company believes that the ultimate outcome will not have a material effect on the financial position or results of operations of the Company.

5.       SEGMENT REPORTING

The Company's revenues generating operations are conducted through two divisions, comprised of the plastic lumber division and the environmental recycling division. The recycled plastic lumber division primarily includes the operations of USPLC, RPI, ESP, EPC and CRL. The environmental recycling division reflects the operating activities of CEI, ARDT, ITS, WCI, CBC, GHE and CTI.

The operating results of the respective segments are set forth below (in thousands):

                                            For the Three Months Ended
                                                     March 31,
                                           -----------------------------
                                                1998            1997
                                           -------------    ------------
      Revenues:
        Plastic lumber division               $ 2,805         $    501
        Environmental recycling division        4,854            1,502
                                              -------         --------
                                              $ 7,659         $  2,003
                                              =======         ========

      Operating income (loss):
        Plastic lumber division               $  (458)        $   (256)
        Environmental recycling division          776              109
        Corporate                                (302)            (299)
                                              -------         --------
                                              $    16         $   (446)
                                              =======         ========

      Depreciation and amortization:
        Plastic lumber division               $   175         $     34
        Environmental recycling division          134               39
        Corporate                                  47               39
                                              -------         --------
                                              $   356         $    112
                                              =======         ========

Information with respect to identifiable assets and capital expenditures of the respective segments is set forth below (in thousands):

                                             March 31,         December 31,
                                               1998                1997
                                           ------------       --------------

       Identifiable assets:
         Plastic lumber division            $  17,703            $  15,113
         Environmental recycling division      10,705                8,058
         Corporate                                 --                   --
                                            ---------            ---------
                                            $  28,408            $  23,171
                                            =========            =========


                                              For the three months ended
                                                      March 31,
                                            ------------------------------
                                               1998                1997
                                            ---------            ---------

       Capital expenditures:
         Plastic lumber division            $     751            $     152
         Environmental recycling division       1,025                   57
         Corporate                                 --                   --
                                            ---------            ---------
                                            $   1,776            $     209
                                            =========            =========

6.       LINE OF CREDIT

In January 1998, the Company obtained a revolving discretionary line of credit with availability of $4,000,000 bearing interest at .50% under the bank's prime rate. Advances under the line of credit are made at the sole discretion of the lender. In connection with obtaining the line of credit, the Company granted 320,000 nonemployee stock options, exercisable at $2.25 per share. The value of such options under the provisions of SFAS No. 123 of approximately $400,000 is being amortized as interest over the term of the line of credit of 18 months.

7.       SUBSEQUENT EVENTS

In May 1998, the Company acquired Cycle-Masters, Inc., a manufacturer of recycled plastic lumber, in exchange for $1,600,000 in cash, a $250,000 promissory note and 200,000 shares of the Company's common stock.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the three month periods ended March 31, 1998 and 1997. This discussion should be read in conjunction with consolidated financial statements and notes thereto of the Company which are included elsewhere herein.

      BUSINESS

      U.S. Plastic Lumber Corp. has two distinct business lines. One operation, the plastic lumber division, manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities, made from 100% recycled high density polyethylene. The Company also manufactures structural plastic lumber under certain licensing agreements protected by patents.

      The other operation is the environmental recycling division, which provides environmental recycling services including fixed based plants providing thermal desorption and bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services.

      BUSINESS COMBINATIONS

      The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

      ACQUISITIONS COMPLETED SUBSEQUENT TO MARCH 31, 1998

      In May 1998, the Company acquired Cycle-Masters, Inc. ("CMI") which owns and operates a plastic lumber manufacturing facility in Sweetser, Indiana. The Company paid approximately $2.45 million in cash, notes and stock in this transaction, which will be accounted for under the purchase method of accounting. For additional information see the Form 8K filed by the Company with the Securities and Exchange Commission and incorporated herein by reference.

      ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED MARCH 31, 1998

      In January 1998, the Company acquired Green Horizon Environmental, Inc. ("GHE"), and environmental services company, in exchange for 50,000 shares of Common Stock. (see Note 2 to the Financial Statements - 1998 Acquisitions)

      In February 1998, the Company acquired the majority interest of Consolidated Technologies, Inc. ("CTI") in exchange for 36,500 shares of the Company's Common Stock. CTI is an environmental recycling services company located in Norristown, Pennsylvania. The Company had previously owned a minority interest equal to 25% in CTI. (see Note 2 to the Financial Statements - 1998 Acquisitions)

      In March 1998, the Company acquired substantially all of the assets of Chesapeake Recycled Lumber, Inc. in exchange for $100,000 in cash, a $100,000 note payable and 97,500 shares of the Company's Common Stock. (see Note 2 to the Financial Statements - 1998 Acquisitions)

      BUSINESS SEGMENT INFORMATION

      The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's various business segments for the periods indicated:

                                                  THREE MONTHS ENDED MARCH 31
                                           --------------------------------------
                                             1998        %      1997          %
                                           --------------------------------------
                                                   (Dollars in Thousands)
REVENUE:
Plastic Lumber                             $ 2,805      36.6   $   501       25.0
Environmental Recycling                      4,854      63.4     1,502       75.0
                                           -------     -----   -------      -----

   Total revenue                             7,659     100.0     2,003      100.0

OPERATING EXPENSES:
Cost of Sales:
 Plastic Lumber                              2,428      86.6       525      104.8
 Environmental Recycling                     3,378      69.6       975       64.9


Depreciation
   Plastic Lumber                              140       5.0        22        4.4
   Environmental Recycling                     108       2.2        39        2.6
   Corporate                                     4       0.1         4        0.2

ADMINISTRATIVE EXPENSES:
Selling, General and Administrative
   Plastic Lumber                              660      23.5       198       39.5
   Environmental Recycling                     566      11.7       379       25.2
   Corporate                                   255       3.3       260       13.0

Amortization
   Plastic Lumber                               35       1.2        12        2.4
   Environmental Recycling                      26       0.5        --        0.0
   Corporate                                    43       0.6        35        1.8
                                           -------     -----   -------      -----

           Total Operating Expenses          7,643      99.8     2,449      122.3
           Total Operating Income (loss)        16       0.2      (446)     (22.3)

      CONSOLIDATED RESULTS OF OPERATIONS

      Comparison of the First Quarter Ended March 31, 1998 to the First Quarter Ended March 31, 1997

      The Company recognized increases in both sales and net income for the first quarter ended March 31, 1998 compared to the first quarter ended March 31, 1997. Sales increased $5,656,000 or 282% in the first quarter of 1998 to $7,659,000 from $2,003,000 in the same period in 1997 primarily due to contributions from acquired companies in both business segments during 1997. Operating income increased by $462,000 during the first quarter of 1998 to $16,000 from ($446,000) in the same period in 1997 due to acquired businesses and the strength of the established environmental recycling division. The plastic lumber division continued to internally consolidate and eliminate duplicate operating and administrative functions during the first quarter of 1998 and continued to invest in research and engineering in the railroad crosstie and structural lumber business segments.

      SALES

      The Company's revenue increased 282% in the first quarter of 1998 over the same period in 1997. More than 98% of the sales growth was attributed to acquisitions completed during the fiscal year 1997 and the first quarter of 1998.

      The plastic lumber division accounted for $2,805,000 or 36.6% of total revenue in the first quarter of 1998 compared to $501,000 or 25.0% of total revenue during the same period in 1997. Sales from the original plastic lumber companies more than doubled in the first quarter of 1998 over the 1997 comparable period from $256,000 to $534,000 accounting for 12.1% of the $2,304,000 increase in plastic lumber sales. This increase was due to the addition of experienced sales and marketing personnel who joined the Company in late 1997. The Tennessee plant also made its first commercial shipment of railroad ties to the Chicago Transit Authority during the first quarter of 1998. The remaining $2,026,000 increase in sales was primarily due to acquisitions of Environmental Specialties Products (ESP), EnviroPlastics Corp. (EPC) and Chesapeake Plastic Lumber
      (CPL) whose operations were acquired subsequent to the first quarter of 1997. Recycled Plastics Industries (RPI) contributed two months of sales in the first quarter of 1997.

      Environmental recycling division sales during the first quarter of 1998 were $4,854,000 or 63.4 % of total sales and increased $3,352,000 over the first quarter of 1997. The base business at Clean Earth increased $351,000 or 30.6% in the first quarter of 1998 due to increased sales efforts by newly acquired companies and a milder winter season allowing easier access to soils requiring treatment. In addition, there was a large contract with a utility in the Northeast U.S. to haul contaminated soil to the Clean Earth facility that contributed to the total sales increase. The remaining $3,001,000 increase was due primarily to the acquisitions of Integrated Technical Services (ITS), Waste Concepts, Inc. (WCI) and Green Horizons Environmental, Inc. (GHE) which the Company did not acquire until after the first quarter of 1997. The Company has nearly completed construction of the Carteret Biocycle Corp. (CBC) facility that is scheduled to begin treating contaminated soils bio-organically during the second quarter of 1998. This is expected to add additional revenue and earnings to this division in the third quarter of 1998.

      GROSS PROFIT

      Consolidated gross profit increased $1,161,000 or 265% to $1,600,000 during the first quarter of 1998 compared to $439,000 in the first quarter of 1997. Acquired businesses from both business segments contributed to virtually all of the increase in gross profit. Business units in both business segments continued to eliminate and consolidate duplicate operating expenses during the first quarter of 1998 however, these units continued to incur certain non-recurring expenses associated with the unit combinations. The merger of the ITS and ARDT businesses in the first quarter of 1998 as well as the integration and move of the Tennessee and Michigan manufacturing facilities to a larger facility during the fourth quarter of 1997 contributed to these additional operating costs.

      In the plastic lumber division, acquisitions accounted for all of the $286,000 increase in gross profit in the first quarter of 1998 compared to the same period in 1997. The gross profits from these acquisitions accounted for 24.6% of the total increase in gross profit. While the manufacturing plants in Wisconsin and Maryland are generating profits, the Company continues to invest in the Tennessee flow mold factory to improve manufacturing efficiencies and develop railroad ties, structural lumber and other flow molded products to increase the plant's backlog to absorb the plant's fixed expenses. The Tennessee plant incurred gross profit of ($210,000) including start up costs from the relocation of old plants into the present location. Plant capacity in the Wisconsin facility has tripled since the first quarter of 1997 to meet the increased demand on the Company's decking products.

      The environmental recycling division accounted for the remaining $875,000 or 75.4% increase in gross profit in the first quarter of 1998 over the first quarter of 1997. On December 31, 1997, the ARDT subsidiary was merged into the ITS subsidiary to take advantage of service synergy as well as eliminating duplicated operating expenses. The anticipated opening of the CBC facility in May 1998 is expected to contribute supplemental gross profit in the second quarter 1998.

      GENERAL AND ADMINISTRATIVE

      Consolidated general and administrative expenses increased $700,000 or 79.0% during the first quarter ended March 31, 1998 compared to the same period in 1997.

      Acquisitions accounted for $584,000 or 83.4% of the increase with the remaining increase due to the development of a national sales distribution network for the plastic lumber operations. Corporate administrative expenses remained stable having increased only $5,000 in the first quarter 1998 over the same comparable quarter in 1997 despite the addition of several acquisitions.

      In the plastic lumber division, administrative expenses increased $485,000 or 231% during the first quarter of 1998 compared to the first quarter of 1997 accounting for 69.3% of the total consolidated expense increase. Acquisitions accounted for $167,000 or 36.1% of the increase. The company incurred an estimated $150,000 in the first quarter of 1998 to develop a national sales distribution network and a centralized customer service center for the plastic lumber operations. These expenses included the Vice President of Sales, regional sales and product line managers as well as personnel for customer service. Increases were also noted in advertising, trade shows, travel and commissions in an effort to increase the Company's sales coverage by region and product. The remaining increase was due to increases in outside services, the addition of a President for the plastic lumber operations, and increases in travel related to integrating existing manufacturing operations as well as those acquired. The Company also incurred research and engineering in order to commercialize the structural lumber and railroad ties production lines.

      In the environmental recycling division, general and administrative costs increased $211,000 or 55.7% in the first quarter ended March 31, 1998 over the comparable period in 1997 accounting for 30.1% of the total consolidated expense increase primarily due to acquisitions offset by cost reductions implemented during first quarter 1998.

      INTEREST EXPENSE

      Interest expense increased $125,000 or 625% during the first quarter ended March 31, 1998 over the same quarter in 1997 primarily as a result of increased borrowings from the bank line of credit, the financing of the Wisconsin plant machinery and debt service assumed from businesses acquired during 1997 and 1998. In addition, the first quarter of 1998 included amortization of deferred interest costs of $46,000 related to the $4,000,000 line of credit at PNC Bank. Total debt (including amounts owed to affiliates) increased by $7,268,000 or 458% over the past year through credit lines and acquired debt and has proportionately increased debt service.

      DEPRECIATION AND AMORTIZATION

      Depreciation expense increased $187,000 or 288% during the first quarter ended March 31, 1998 compared to the same comparable quarter in 1997 reflecting the increase in property, plant and equipment from both acquisitions and continued capital investments. Amortization expense increased $57,000 during the first quarter of 1998 over the first quarter of 1997 primarily due to goodwill from acquisitions completed during 1997 and the first quarter of 1998.

      LIQUIDITY AND CAPITAL RESOURCES

            FIRST QUARTER ENDED MARCH 31, 1998

      Total cash for the three month period ended March 31, 1998 decreased by $73,000. Cash used in operating activities totaled $431,000 and consisted primarily of payment of accrued expenses of $609,000 primarily relating to SB 2 registration costs that was paid in the first quarter of 1998. In addition there were increases in accounts receivable and inventory totaling $269,000 as the Company saw increasing sales coming out of the traditionally slower winter period and increased inventory levels building up for anticipated stronger spring and summer seasons. These items were offset by $546,000 in non-cash items including depreciation and amortization of $356,000 and increases in trade accounts payable of $162,000 due to seasonality.

      Total cash used in investing activities totaled $2,999,000 and consisted primarily of machinery and equipment purchases for additional capacity for the Wisconsin manufacturing facility and the structural lumber and railroad tie production lines in the Tennessee facility. The Company continued investment in the Carteret Biocycle facility scheduled to commence operations in the second quarter of 1998. In addition, the Company made $708,000 in advances to the Interstate Industrial Corp. Joint Venture.

      Total cash provided by financing activities was $3,357,000. These activities consisted of $173,000 in proceeds from the exercise of A warrants registered during the first quarter of 1998. Proceeds from borrowings made primarily on a $4,000,000 line of credit secured from PNC Bank in January 1998, the existing $1,500,000 credit line from PNC Bank and additional equipment financing secured from PNC Leasing Corp to finance the additional plant capacity at the Wisconsin site were also obtained. Total proceeds from borrowings totaled $5,068,000 and were offset by repayments to affiliates (net of advances) $1,250,000 and repayments of notes payable including some acquired debt totaling $733,000.

      In January 1998, the Company secured a line of credit from PNC Bank of $4,000,000 at prime rate less .5% with a term due on June 30, 1999. This line is secured by certain assets of the Company and the personal guarantees of individual members of Stout Partnership. In addition to the personal guarantees, the individual members of the partnership pledged $2,000,000 in cash and securities to PNC Bank on behalf of the Company. August C. Schultes, III, and Gary J. Ziegler, both directors of the Company, are individual partners in Stout Partnership. Mark S. Alsentzer, Chairman and President of the Company is also an individual partner in Stout Partnership. As of March 31, 1998, the Company had borrowed a total of $3,974,000 against the PNC $4,000,000 line of credit. The proceeds were used primarily to repay amounts owed to affiliates as well as continued investments in the Carteret Biocycle plant and general working capital.

      In March 1998, the Company secured additional financing from PNC Leasing Corp. for six plastic extruder lines to increase plant capacity at the Wisconsin manufacturing facility. The total amount of financing approved was $750,000 at 8% interest with payment due in 60 equal monthly installments. Payments will commence upon complete funding of the project and is secured by the equipment at the Wisconsin plant. As of March 31, 1998 the Company had financed a total of $566,000 from PNC Leasing Corp.

      The Company has under construction a bio-organic soil recycling facility in Carteret, New Jersey as part of a start-up company named Carteret Biocycle Corp. which is a wholly owned subsidiary of Clean Earth, Inc. This facility is expected to commence operations in the second quarter of 1998 at an estimated construction cost of $2.0 million. The Company will pursue additional financing of this facility through a conventional bank.

      The Company will require additional working capital to expand and upgrade plant equipment in its Maryland and Tennessee plastic lumber facilities. In the event that sales of the Company's railroad tie product expands beyond current projections, it may be necessary for the Company to seek additional working capital to construct and purchase equipment for a plant dedicated to railroad ties.

      The Company will also require working capital for the environmental recycling operations, especially as it relates to the dredging opportunities being pursued by the Company.

      In April 1998, the Company has retained Pennsylvania Merchant Group as its investment banker in connection with a proposed $25 million debt financing. If secured, the Company would use the proceeds to refinance existing credit lines, expand existing operations, increase working capital and finance new acquisitions.

      In May 1998, the Company has authorized a Series B Preferred Stock Offering. The Company is seeking to raise $3,150,000 by offering up to 150,000 shares of Series B Preferred Stock at a price of $21.00 per share. The Series B Preferred Stock has a cumulative 10% stock dividend and is convertible into seven common shares for each preferred share.

      The Company continues to seek acquisition candidates that can be vertically integrated into either the recycled plastic lumber or environmental recycling operations. In the recycled plastic lumber operation, targeted companies include manufacturers and distributors of recycled plastic products as well as raw material regrind operations. In the environmental recycling operation, targeted companies include soil recycling companies including bio-organic methodologies and construction companies involved in on-site clean-up and potential joint ventures with dredging operations for remediation and disposal of contaminated soils. The Company may require additional financing to support these transactions.

      To the extent the Company needs additional financing for the activities and transactions set forth herein, the Company may avail itself of additional private placements, additional debt financing, the registration of the Series B warrants, and other sources of capital which may be available, including any combination of these.

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

      YEAR 2000 ISSUE

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company does not anticipate a material financial impact as a result of the Year 2000 Issue.

                            PART II OTHER INFORMATION


      ITEM 1.     LEGAL PROCEEDINGS

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

      ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) Sales of unregistered shares during the three months ended March 31, 1998 are as follows:

      On or about January 2, 1998, the Company acquired Green Horizon Environmental, Inc. (GHE), an environmental recycling services company located in Norristown, PA. The stockholders of GHE received 50,000 shares of common stock of the Company. These transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

      On or about January 8, 1998, the Company issued 2,100 shares to its Board of Directors as compensation for the last three board meetings attended by the non-employee directors.

      On or about January 20, 1998, the Company issued 7,000 shares as compensation to an outside non-affiliate consultant for services rendered; and again on or about February 5, 1998, the same consultant received an additional 7,000 shares for meeting certain performance criteria of his contract.

      On or about February 5, 1998, the Company issued 1,166 shares to certain employees of the Company as bonus compensation for past services performed.

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

      On or about February 27, 1998, the Company acquired a five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholder of this interest received 1,500 shares of common stock of the Company. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. The offering was done to a shareholder of the company being acquired. The shareholder had strong knowledge and experience in business matters as well as pre-existing business relationship with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

      On or about March 31, 1998, the Company issued 69,148 shares to Series A Warrant holders who exercised their warrants pursuant to a Notice of Redemption issued by the Company to the Series A Warrant holders on March 6, 1998. Subsequent to March 31, 1998 the Company issued a total of 916,477 shares to Series A Warrantholders.

      Securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

      (d) As required by Rule 463 of Regulation SB, following the effective date of the first registration statement filed under the Securities Act by the Issuer, the Issuer shall report the use of proceeds resulting from the registration offering as follows:

                  (1) The effective date of the SB-2 Registration Statement was February 13, 1998 at 5:00 p.m. The File No. was 333-22949.

                  (2) The offering was commenced immediately upon the declaration of the effectiveness of the registration.

                  (3) (i) The offering has been closed as of April 6, 1998 as all warrant holders exercised their rights to redeem the underlying common shares or chose not to exercise by April 6, 1998 pursuant to a Notice of Redemption letter sent to each warrant holder by the Company.

                           (ii) No managing underwriter was used as part of this
                                offering.

                           (iii) Common Stock was registered.

                           (iv) Amount registered: 950,000 shares Aggregate
                                Price of offering amount registered: $2,375,000 Number of Shares Sold (Warrants exercised):
                                916,477 Aggregate Offering Price Sold:
                                $2,291,192

                           (v) Actual expenses incurred with offering:
                                    Accounting                $140,000
                                    Legal                     $ 80,000

                                    Printing              1,000
                                    Mailing               1,000
                                    SEC/Blue Sky fees     2,000
                                                       --------
                                            TOTAL      $224,000
                                                       ========

                           (vi) The net offering proceeds to the issuer after
                  deducting the total expenses described above were approximately $2,000,000.

                           (vii) The funds raised by the Company from this
                  offering will be used for general working capital purposes.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

                  10.1 Securities Purchase Agreement dated January 2, 1998 with Green Horizon Environmental, Inc.

                  10.2 Asset Purchase Agreement dated February 27, 1998 with Chesapeake Recycling Inc.

                  10.3 Stock Purchase and Sale Agreements with Timothy Fogerty, Al Silkroski, and Michael Roscoe dated February 1998 purchasing a majority interest of Consolidated Technologies Inc.

                  10.4 Plan of Merger - Cycle-Masters, Inc. (previously filed with Form 8-K)

                  10.5 1997 Non-Employee Director Stock Option Grant (filed as part of the Company's Proxy Statement in connection with its Annual Meeting to be held on June 3, 1998)

                  27.1 Financial Data Schedule for the three months ended March 31, 1998

         (b) Reports on Form 8-K

                  Form 8-K filed on March 2, 1998 reporting a change of auditors to Arthur Andersen LLP.