Form 10QSB/A
period 1998-03-31
U S PLASTIC LUMBER CORP
filed 1998-05-27
CIK 1014851

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                 FORM 10-QSB/A

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file Number 000-23855

                        U.S. PLASTIC LUMBER CORPORATION
                 (Name of small business issuer in its charter)

                             ---------------------

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

     Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X]

     The number of shares outstanding of the registrant's common stock as of April 30, 1998 is 16,752,340.

================================================================================

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I. UNAUDITED FINANCIAL INFORMATION
Item 1.    Financial Statements:
                                                                           2
           Condensed Consolidated Balance Sheets as of March 31, 1998
             and December 31, 1997.....................................
                                                                           3
           Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 1998 and 1997................
                                                                           4
           Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1998 and 1997................
                                                                           5
           Notes to Condensed Consolidated Financial Statements........
Item 2.    Management's Discussion and Analysis of Financial Condition    13
             and Results of Operations.................................

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................   18
Item 2.    Changes in Securities.......................................   18
Item 6.    Exhibits and Reports on Form 8-K............................   20
SIGNATURES.............................................................   21
EXHIBITS

EXPLANATORY NOTE: U.S. Plastic Lumber Corp. (the "Company") is filing this quarterly report on Form 10-QSB/A for the quarterly period ended March 31, 1998 to correct certain errors in the Company's intercompany elimination effecting consolidated balance sheet and consolidated statement of cash flow for quarter ended March 31, 1998 (see Part I., Item 1. Financial Statements).


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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,096,911   $ 1,170,120
  Trade receivables, net....................................    6,452,550     6,940,288
  Inventories...............................................    1,768,790     1,502,658
  Prepaid expenses and other current assets.................      401,638       220,728
                                                              -----------   -----------
          Total current assets..............................    9,719,889     9,833,794
PROPERTY AND EQUIPMENT, net.................................    7,649,571     5,775,424
ACQUIRED INTANGIBLES, net...................................    7,556,753     7,009,244
OTHER ASSETS................................................    2,014,760       552,914
INVESTMENT IN JOINT VENTURE.................................      575,915            --
                                                              -----------   -----------
          Total assets......................................  $27,516,888   $23,171,376
                                                              ===========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 3,745,951   $ 3,788,714
  Accrued expenses..........................................    1,220,937     1,737,518
  Current portion of notes payable..........................    2,484,458     2,404,607
  Due to affiliates.........................................    1,006,810     1,956,810
  Other liabilities.........................................      357,071       420,084
                                                              -----------   -----------
          Total current liabilities.........................    8,815,227    10,307,733
NOTES PAYABLE, net of current portion.......................    5,364,453       817,011
DEFERRED INCOME TAXES.......................................      633,656       580,433
MINORITY INTEREST...........................................      225,000            --
                                                              -----------   -----------
          Total liabilities.................................   15,038,336    11,705,177
                                                              -----------   -----------
STOCKHOLDERS' EQUITY:
  10% Convertible preferred stock, par value $.001;
     authorized 5,000,000 shares; issued and outstanding
     219,586 and 208,930, respectively (aggregate
     liquidation preference of $4,391,720 and $4,184,140,
     respectively)..........................................          221           209
  Common stock par value $.0001, authorized 50,000,000
     shares; issued and outstanding 15,892,011 and
     15,621,599 shares, respectively........................        1,590         1,562
  Additional paid-in capital................................   13,812,918    12,573,026
  Accumulated deficit.......................................   (1,336,177)   (1,108,598)
                                                              -----------   -----------
          Total stockholders' equity........................   12,478,552    11,466,199
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $27,516,888   $23,171,376
                                                              ===========   ===========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                 1998             1997
                                                              -----------      -----------
NET REVENUES................................................  $ 7,659,261      $ 2,003,496
COST OF GOODS SOLD..........................................    6,058,821        1,564,658
                                                              -----------      -----------
          Gross profit......................................    1,600,440          438,838
OPERATING EXPENSES..........................................    1,584,796          885,093
                                                              -----------      -----------
          Operating income (loss)...........................       15,644         (446,255)
                                                              -----------      -----------
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (145,332)         (20,226)
  Gain on sale of assets....................................      105,588           10,472
                                                              -----------      -----------
          Total other income (expense)......................      (39,744)          (9,754)
                                                              -----------      -----------
          Loss before income taxes..........................      (24,100)        (456,009)
PROVISION (BENEFIT) FROM INCOME TAXES.......................       (9,640)              --
                                                              -----------      -----------
          Net loss..........................................  $   (14,460)     $  (456,009)
                                                              ===========      ===========
BASIC AND DILUTED LOSS PER SHARE............................  $      (.00)     $      (.04)
                                                              ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................   15,737,443       12,500,268
                                                              ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $   (14,460)  $  (456,009)
                                                              -----------   -----------
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation...........................................      252,168        64,974
     Amortization...........................................      103,589        46,864
     Amortization of deferred financing costs...............       44,444            --
     Gain on sale of assets.................................      105,588            --
     Expense related to non-employee equity transactions....       36,225            --
     Compensation expense on earnout shares.................        3,718         1,264
     Deferred income taxes..................................           --        18,408
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................      763,317     1,221,435
       Inventories..........................................     (141,377)     (111,939)
       Prepaid expenses and other current assets............     (180,910)     (153,785)
       Other assets.........................................           --       (43,669)
       Accounts payable.....................................     (728,944)     (854,340)
       Other liabilities....................................      (65,144)       (1,520)
       Accrued expenses.....................................     (609,069)       (6,104)
                                                              -----------   -----------
          Total adjustments.................................     (416,395)      181,588
                                                              -----------   -----------
          Net cash used in operating activities.............     (430,855)     (274,421)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (1,775,970)     (208,842)
  Cash paid for acquisitions, net of cash received..........     (515,500)   (1,240,362)
  Advances to Joint Venture.................................     (707,812)           --
                                                              -----------   -----------
          Net cash used in investing activities.............   (2,999,282)   (1,449,204)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock.....................           --     2,380,000
  Proceeds from exercise of Series A warrants...............      172,870            --
  Advances from affiliate...................................    1,250,000            --
  Repayment of amounts due to affiliate.....................   (2,400,000)           --
  Proceeds from notes payable...............................    5,067,508       718,000
  Repayment of notes payable................................     (733,450)     (530,815)
                                                              -----------   -----------
          Net cash provided by financing activities.........    3,356,928     2,567,185
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........  $   (73,209)  $   843,560
CASH AND CASH EQUIVALENTS, beginning of period..............    1,170,120       854,290
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $ 1,096,911   $ 1,697,850
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
     Interest...............................................  $    98,931   $    20,226
                                                              ===========   ===========
     Income taxes...........................................  $   114,226   $        --
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

2. ACQUISITIONS

  1996 Acquisition

     Effective December 30, 1996, Clean Earth, Inc., together with its subsidiaries, (collectively, "CEI") was acquired as a wholly-owned subsidiary of U.S. Plastic Lumber Corp. ("USPLC"), through the exchange of

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

77,143 shares of USPLC common stock for each outstanding share of common stock of CEI, for a total of 5,400,000 shares (the "Merger"). For financial reporting purposes, CEI is deemed to be the acquiring corporation and the transaction has been accounted for as a reverse merger with the historical financial statements prior to December 30, 1996 being those of CEI. The determination of CEI as the acquirer for financial reporting purposes was based upon the following factors:
(i) former shareholders of CEI held the right to control a majority of board seats immediately subsequent to the acquisition, (ii) the chief executive officer and certain directors of the merged companies were individuals who were holding such positions at CEI, (iii) the assets and revenues of CEI substantially exceeded those of USPLC, and (iv) although the former shareholders did not receive a majority share of USPLC common stock after the acquisition, when taking into account the number of preferred shares and stock options held by these individuals, if such preferred shares were converted and stock options were exercised, a majority ownership position would be obtained. All references in the condensed consolidated financial statements referring to shares, share prices, per share amounts and stock prices have been retroactively adjusted to reflect the capital structure of USPLC. The merger agreement provides for the issuance of an additional 2,573,686 shares of common stock to the former shareholders of CEI upon the ultimate resolution of the contingency related to the issuance of shares to certain USPLC stockholders as discussed in Note 4. Upon final resolution of this contingency, the additional shares issued, if any, will be issued at their then current fair value as an additional cost of the acquisition and recorded as acquired intangibles.

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

     On March 31, 1997, the Company acquired Integrated Technical Services, Inc. ("ITS"), an environmental consulting and remediation company, in exchange for $110,000 in cash and 185,000 shares of common stock. The total purchase price of $209,900 exceeded the estimated fair value of the net assets of ITS by approximately $390,000. The excess has been recorded as a component of acquired intangibles and is being

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES amortized on a straight-line basis over a period of twenty years. The purchase agreement also provides for the issuance of up to an additional 24,000 shares of the Company's common stock to certain former stockholders of ITS if ITS meets certain profitability levels during the years ending December 31, 1997 and 1998. In 1997, 16,000 of such shares were earned under the earnout provision and were recorded as compensation expense at their current fair value of $34,965. Additionally, the former shareholders of ITS were awarded 47,572 shares of common stock as consideration for noncompete agreements. The Company is amortizing the associated cost of $25,688 over the 60-month term of the related agreements.

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

     A summary of the aggregate purchase price of the 1997 acquisitions and net assets acquired is as follows:

Aggregate purchase price....................................  $ 3,872,481
                                                              -----------
Working capital (deficit)...................................     (619,316)
Long-term assets............................................    2,813,281
Long-term debt..............................................   (1,965,040)
Deferred taxes..............................................     (815,885)
                                                              -----------
Acquired intangibles........................................  $ 4,459,441
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

     In February 1998, the Company acquired the majority interest of Consolidated Technologies, Inc. ("CTI") in exchange for 36,500 shares of the Company's common stock. CTI is an environmental recycling

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES services company located in Norristown, Pennsylvania. The Company had previously owned a minority interest equal to 25% in CTI of which $500,000 of funding was paid in cash during the first quarter of 1998. The aggregate purchase price of $582,000 exceeded the estimated fair value of the net assets of CTI by $307,000. The excess has been recorded as a component of acquired intangibles and is being amortized on a straight-line basis over a period of twenty years.

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

     The unaudited pro forma combined results of operations of the Company, RPI, ARDT, ESP, ITS, EPC, WCI, GHE, CTI and CRL for 1998 and 1997, after giving effect to certain pro forma adjustments are as follows:

                                                            1998             1997
                                                         -----------      -----------
Net sales..............................................  $ 7,705,947      $ 6,564,277
                                                         ===========      ===========
Loss before extraordinary items........................  $   (51,095)     $  (287,978)
                                                         ===========      ===========
Basic and diluted loss per share.......................  $      (.00)     $      (.02)
                                                         ===========      ===========
Weighted average shares used in computation............   15,817,854       13,240,488
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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

                                                                 WEIGHTED       NUMBER OF
                                                                 AVERAGE         OPTIONS
                                                              EXERCISE PRICE   OUTSTANDING
                                                              --------------   -----------
Outstanding, December 31, 1997..............................      $3.54         1,350,000
  Granted...................................................       3.50           150,000
  Exercised.................................................         --                --
  Canceled..................................................         --                --
                                                                  -----         ---------
Outstanding, March 31, 1998.................................      $3.53         1,500,000
                                                                  =====         =========
Stock options exercisable at March 31, 1998.................      $3.46         1,142,000
                                                                  =====         =========

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

                                                                 WEIGHTED       NUMBER OF
                                                                 AVERAGE         OPTIONS
                                                              EXERCISE PRICE   OUTSTANDING
                                                              --------------   -----------
Outstanding, December 31, 1997..............................      $1.83          255,790
  Granted...................................................       2.25          320,000
  Exercised.................................................         --               --
  Canceled..................................................         --               --
Outstanding, March 31, 1998.................................      $2.06          575,790
                                                                  =====          =======
Stock options exercisable as March 31, 1998.................      $2.14          457,895
                                                                  =====          =======

  Stock Reservations

     At March 31, 1998, common stock was reserved for the following:

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

USPLC and CEI contingently issuable shares..................   4,573,686
Exercise of Series A and Series B Warrants..................   1,830,852
Conversion of Preferred Stock...............................   1,537,102
Nonemployee stock options...................................     575,790
Employee stock options......................................   1,500,000
Shares and options contingently issuable under earnout
  provisions................................................     244,500
                                                              ----------
                                                              10,261,930
                                                              ==========

4. COMMITMENT AND CONTINGENCIES

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

     At December 31, 1996, $113,415 of notes receivable are due from certain partners of Earth Care Partners ("ECP"). ECP was a partnership controlled by an officer/stockholder of USPLC. USPLC acquired ECP in February 1996. Shares issued in connection with the acquisition were to be pledged as collateral and subsequently sold when registered to repay the notes. As there were no plans to register such shares, an allowance equal to the notes receivable was recorded. In August 1997, a former partner of ECP alleged that the Company had wrongfully issued shares to the other partners of ECP in connection with acquisition. The Company, through an outside counsel, reviewed the transaction and concluded that the stock issued to certain ECP partners was not properly authorized. The affected ECP partners have disputed this conclusion. The Company and the affected ECP partners are in negotiations to resolve these issues. The Company believes that the ultimate outcome will not have a material effect on the financial position or results of operations of the Company.

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The operating results of the respective segments are set forth below (in thousands):

                                                              FOR THE THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               1997         1998
                                                              -------      -------
Revenues:
  Plastic lumber division...................................  $2,805       $  501
  Environmental recycling division..........................   4,854        1,502
                                                              ------       ------
                                                              $7,659       $2,003
                                                              ======       ======
Operating income (loss):
  Plastic lumber division...................................  $ (458)      $ (256)
  Environmental recycling division..........................     776          109
  Corporate.................................................    (302)        (299)
                                                              ------       ------
                                                              $   16       $ (446)
                                                              ======       ======
Depreciation and amortization:
  Plastic lumber division...................................  $  175       $   34
  Environmental recycling division..........................     134           39
  Corporate.................................................      47           39
                                                              ------       ------
                                                              $  356       $  112
                                                              ======       ======

     Information with respect to identifiable assets and capital expenditures of the respective segments is set forth below (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Identifiable assets:
  Plastic lumber division...................................   $17,703       $15,113
  Environmental recycling division..........................    10,705         8,058
  Corporate.................................................        --            --
                                                               -------       -------
                                                               $28,408       $23,171
                                                               =======       =======

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                 1998           1997
                                                              ----------    -------------
Capital expenditures:
  Plastic lumber division...................................   $   751         $   152
  Environmental recycling division..........................     1,025              57
  Corporate.................................................        --              --
                                                               -------         -------
                                                               $ 1,776         $   209
                                                               =======         =======

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED MARCH 31, 1998

     In January 1998, the Company acquired Green Horizon Environmental, Inc. ("GHE"), and environmental services company, in exchange for 50,000 shares of Common Stock. (see Note 2 to the Financial Statements -- 1998 Acquisitions)

     In February 1998, the Company acquired the majority interest of Consolidated Technologies, Inc. ("CTI") in exchange for 36,500 shares of the Company's Common Stock. CTI is an environmental recycling services company located in Norristown, Pennsylvania. The Company had previously owned a minority interest equal to 25% in CTI. (see Note 2 to the Financial Statements -- 1998 Acquisitions)

     In March 1998, the Company acquired substantially all of the assets of Chesapeake Recycled Lumber, Inc. in exchange for $100,000 in cash, a $100,000 note payable and 97,500 shares of the Company's Common Stock. (see Note 2 to the Financial Statements -- 1998 Acquisitions).

BUSINESS SEGMENT INFORMATION

     The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's various business segments for the periods indicated:

                                                      THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------------
                                                    1998       %       1997       %
                                                   ------    -----    ------    -----
                                                         (DOLLARS IN THOUSANDS)
REVENUE:
Plastic Lumber...................................  $2,805     36.6    $  501     25.0
Environmental Recycling..........................   4,854     63.4     1,502     75.0
                                                   ------    -----    ------    -----
          Total revenue..........................   7,659    100.0     2,003    100.0
OPERATING EXPENSES:
Cost of Sales:
  Plastic Lumber.................................   2,428     86.6       525    104.8
  Environmental Recycling........................   3,378     69.6       975     64.9
Depreciation
  Plastic Lumber.................................     140      5.0        22      4.4
  Environmental Recycling........................     108      2.2        39      2.6
  Corporate......................................       4      0.1         4      0.2
ADMINISTRATIVE EXPENSES:
Selling, General and Administrative
  Plastic Lumber.................................     660     23.5       198     39.5
  Environmental Recycling........................     566     11.7       379     25.2
  Corporate......................................     255      3.3       260     13.0
Amortization Plastic Lumber......................      35      1.2        12      2.4
  Environmental Recycling........................      26      0.5        --      0.0
  Corporate......................................      43      0.6        35      1.8
                                                   ------    -----    ------    -----
          Total Operating Expenses...............   7,643     99.8     2,449    122.3
          Total Operating Income (loss)..........      16      0.2      (446)   (22.3)

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

     Environmental recycling division sales during the first quarter of 1998 were $4,854,000 or 63.4% of total sales and increased $3,352,000 over the first quarter of 1997. The base business at Clean Earth increased $351,000 or 30.6% in the first quarter of 1998 due to increased sales efforts by newly acquired companies and a milder winter season allowing easier access to soils requiring treatment. In addition, there was a large contract with a utility in the Northeast U.S. to haul contaminated soil to the Clean Earth facility that contributed to the total sales increase. The remaining $3,001,000 increase was due primarily to the acquisitions of Integrated Technical Services (ITS), Waste Concepts, Inc. (WCI) and Green Horizons Environmental, Inc. (GHE) which the Company did not acquire until after the first quarter of 1997. The Company has nearly completed construction of the Carteret Biocycle Corp. (CBC) facility that is scheduled to begin treating contaminated soils bio-organically during the second quarter of 1998. This is expected to add additional revenue and earnings to this division in the third quarter of 1998.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


          10.1 Securities Purchase Agreement dated January 2, 1998 with Green Horizon Environmental, Inc.*



          10.2 Asset Purchase Agreement dated February 27, 1998 with Chesapeake Recycling Inc.*



          10.3 Stock Purchase and Sale Agreements with Timothy Fogerty, Al Silkroski, and Michael Roscoe dated February 1998 purchasing a majority interest of Consolidated Technologies Inc.*



          10.4 Plan of Merger -- Cycle-Masters, Inc. (previously filed with Form 8-K)


          10.5 1997 Non-Employee Director Stock Option Grant (filed as part of the Company's Proxy Statement in connection with its Annual Meeting to be held on June 3, 1998)


          27.1 Financial Data Schedule for the three months ended March 31,
     1998*


     (b) Reports on Form 8-K

        Form 8-K filed on March 2, 1998 reporting a change of auditors to Arthur Andersen LLP.
---------------


* Previously filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 /s/ MARK S. ALSENTZER
                                          --------------------------------------
                                                    Mark S. Alsentzer,
                                                Chairman CEO and President

                                                /s/ MICHAEL D. SCHMIDT
                                          --------------------------------------
                                                   Michael D. Schmidt,
                                                 Chief Financial Officer