Form 10QSB
period 1998-06-30
U S PLASTIC LUMBER CORP
filed 1998-08-14
CIK 1014851

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1998

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


Check here whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
         -----   ----

The number of shares outstanding of the registrant's common stock as of July 31, 1998 is 17,137,331.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX



                                                                                                                         PAGE
                                                                                                                         ----
PART I. UNAUDITED FINANCIAL INFORMATION


Item 1. Financial Statements:
        Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.................................  F-1

        Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 1998 and 1997...............  F-2

        Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 1998 and 1997.................  F-3

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997.................  F-4

        Notes to Condensed Consolidated Financial Statements............................................................  F-5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................    2

Part II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................................   13

Item 2. Changes in Securities...........................................................................................   13

Item 5. Other Information...............................................................................................   15

Item 6. Exhibits and Reports on Form 8-K................................................................................   15

SIGNATURES..............................................................................................................   17

EXHIBITS................................................................................................................



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


                          PART I. FINANCIAL INFORMATION


      Item 1.     Financial Statements



      Item 2.     Management's Discussion and Analysis and Plan of Operation


      Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the three and six month periods ended June 30, 1998 and 1997. This discussion should be read in conjunction with consolidated financial statements and notes thereto of the Company which are included elsewhere herein.

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

         The other operation is the environmental recycling division, which provides environmental recycling services including fixed based plants providing thermal desorption and bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. The fixed base plants are subject to stringent regulations by various state and federal agencies.


                              Business Combinations

         The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

       Acquisitions Completed During the Three Months Ended June 30, 1998

         In May 1998, the Company acquired Cycle-Masters, Inc. ("CMI") which owns and operates a plastic lumber manufacturing facility in Sweetser, Indiana. The Company paid approximately $2.45 million in cash, notes and stock in this transaction, which will be accounted for under the purchase method of accounting. (See Note 2 to the Financial Statements - 1998 Acquisitions)

         In June 1998, the Company acquired GeoCore, Inc. ("GCI") which operates an environmental services company in New Jersey. The Company paid 30,000 shares in the form of unregistered Common Stock of the Company in this transaction. (See Note 2 to the Financial Statements - 1998 Acquisitions)

         In June of 1998, the Company acquired the assets of Trimax of Long Island, Inc. and Polymerix, Inc. Trimax was a manufacturer of structural plastic lumber made from recycled plastic and operated in Ronkokoma, Long Island. Polymerix owned two patents relative to the structural lumber manufacturing process. These assets were purchased by the Company with the approval of the U.S. Bankruptcy Court for the Eastern District of New York as Trimax and Polymerix had filed a bankruptcy petition in January 1998. The Company paid $950,000 in cash plus $650,000 in the form of common stock of the Company in this transaction. (See Note 2 to the Financial Statements - 1998 Acquisitions)

         In June of 1998, the Company acquired the remaining interests of Consolidated Technologies, Inc. ("CTI") so that the Company now owns 100% of CTI. The remaining 45% interest was purchased by the Company for the sum of $25,000 in cash plus 30,000 shares of common stock of the Company plus earn-out shares and royalty compensation.

      Joint Venture

         Effective the second quarter 1998 The Company's percentage of ownership in its joint venture with Interstate Industrial Corp. increased to 50.1 % thereby providing the Company with controlling interest in the joint venture. Effective with the second quarter the company has consolidated the financial statements and statement of operations of the joint venture into the Company's

                          BUSINESS SEGMENT INFORMATION

         The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's various business segments for the periods indicated:

         Comparison of the Second Quarter Ended June 30, 1998 to the Second Quarter Ended June 30, 1997

      The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue, for each of the Company's various business segments for the periods indicated:

                                                                       THREE  MONTHS ENDED JUNE 30,
                                                               -------------------------------------------
                                                                 1998         %           1997          %
                                                               --------     ----         -----        ----
                                                                       (Dollars in Thousands)
      REVENUE:
         Plastic Lumber                                        $ 3,497        23.3       $1,608        28.0
         Environmental Recycling                                11,518        76.7        4,125        72.0
                                                                ------         ---        -----        ----

         Total revenue                                          15,015       100.0        5,733       100.0

      OPERATING EXPENSES:
      Cost of Sales
          Plastic Lumber                                         2,570        73.5        1,327        82.5
          Environmental Recycling                                9,509        82.6        2,659        64.5

      Depreciation
         Plastic Lumber                                            166         4.7           77         4.8
         Environmental Recycling                                   115         1.0           57         1.4
         Corporate                                                   3         0.0            3         0.1

      ADMINISTRATIVE EXPENSES:
      Selling, General and Administrative
         Plastic Lumber                                            912        26.1          239        14.9
         Environmental Recycling                                   535         4.6          447        10.8
         Corporate                                                 304         2.0          302         5.3

      Amortization
            Plastic Lumber                                          54         1.5           12         0.7
           Environmental Recycling                                  23         0.2            9         0.2
           Corporate                                                39         0.3           60         1.0
                                                                    --         ---           --         ---

         Total Operating Expenses                               14,230        94.8        5,192        90.6
         Total Operating Income                                    785         5.2          541         9.4

                       Consolidated Results of Operations

         The Company recognized increases in both sales and operating income for the second quarter ended June 30, 1998 compared to the second quarter ended June 30, 1997. Sales increased $9,282,000 or 162% in the second quarter of 1998 to $15,015,000 from $5,733,000 in the same period in 1997 the increase was primarily due to contributions from acquired companies in both business segments during 1997 and 1998. Operating income increased by $244,000 during the second quarter of 1998 to $785,000 from $541,000 in the same period in 1997 due to acquired businesses and to the Company's successful entrance of our environmental recycling division into the "uplands disposal of dredging market". The plastic lumber division continued to establish a building products distribution network through inventory stocking distributors and sales to mass merchants. The increased volume in these markets is reflected in the improved gross margin from 17.5% to 26.5% offset by the increase in operating expenses required to establish the network. The Company continues to invest in research, engineering and sales and marketing costs in the railroad crosstie and structural lumber business segments.

                                      Sales

         The Company's revenue increased 162% in the second quarter of 1998 over the same period in 1997. More than 64.7% of the sales growth was attributed to acquisitions completed during the fiscal year 1997 and the first and second quarters of 1998.

         The plastic lumber division increased 117% to $3,497,000 for the second quarter of 1998 compared to $1,608,000 during the same period in 1997. Revenue of $1,683,000 or 89% of the total increase in plastic lumber division revenue was primarily due to acquisitions of EnviroPlastics Corp. (EPC), Chesapeake Plastic Lumber (CPL) and Cycle Masters Inc. (CMI) whose operations were acquired subsequent to the second quarter of 1997. Environmental Specialty Products, Inc. contributed two months of sales in the second quarter of 1997.

         Environmental recycling division contributed $11,518,000 or 76.7%, of the total sales for the second quarter of 1998 an increase of $7,393,000 over the second quarter of 1997. The increase was due primarily to the Company's Joint Venture and Consolidated Technologies, Inc. entrance into the beneficial re-use of dredging market during the second quarter of 1998. Revenues from the dredging operations where $3,977,000 or 53.8% to the total increase. The remaining increase was from the environmental construction services and the acquisitions of Waste Concepts, Inc. (WCI) and Green Horizons Environmental, Inc. (GHE) which the Company did not acquire until after the second quarter of 1997. The Company has completed construction of the Carteret Biocycle Corp.
(CBC) facility which began treating contaminated soils bio-organically during the final week of June 1998. This is expected to add additional revenue and earnings to this division in the third quarter of 1998.

                                  Gross Profit

         Consolidated gross profit increased $915,000 or 52.5% to $2,659,000 during the second quarter of 1998 compared to $1,744,000 in the second quarter of 1997. Acquired businesses from both business segments contributed to virtually all of the increase in gross profit. Business units in both business segments continued to identify and eliminate duplicate operating expenses during the second quarter of 1998

         In the plastic lumber division, acquisitions accounted for all of the $484,000 increase in gross profit in the second quarter of 1998 compared to the same period in 1997. The gross profits from these acquisitions accounted for 52.9% of the total increase in gross profit. The Company has made significant improvement in the Tennessee flow mold facility during the second quarter by enhancing manufacturing efficiencies and continued development of railroad ties, structural lumber and other flow molded products to increase the plant's backlog to absorb the plant's fixed expenses. The capacity in the Wisconsin facility has more then tripled since the second quarter of 1997 to meet the increased demand on the Company's decking product and accessories.

         The environmental recycling division accounted for the remaining $431,000 or 47.1% increase in gross profit in the second quarter of 1998 over the second quarter of 1997. The increase was due primarily to operations acquired subsequent to the second quarter of 1997 and the dredging operations performed during the second quarter of 1998. The opening of the CBC facility in late June 1998 is expected to contribute supplemental gross profit in the third quarter 1998.

                       Selling, General and Administrative

         Consolidated general and administrative expenses increased $763,000 or 77.2% during the second quarter ended June 30, 1998 compared to the same period in 1997. As a percentage of sales these expenses decreased to 11.7% for the three months ended June 30, 1998 from 17.2% in same period in 1997. Acquisitions accounted for $274,000 or 35.9% of the increase with the remaining increase due to the development of a national sales distribution network for the plastic lumber operations. Corporate administrative expenses remained stable having increased only $2,000 in the second quarter 1998 over the same comparable quarter in 1997 despite the addition of several acquisitions.

         In the plastic lumber division, administrative expenses increased $673,000 or 282% during the second quarter of 1998 compared to the second quarter of 1997 accounting for 88.2% of the total consolidated administrative expense increase. Acquisitions accounted for $62,000 or 9.2% of the increase. The Company incurred an estimated $150,000 in the second quarter of 1998 from the development of a national sales distribution network and a centralized customer service center for the plastic lumber operations. These expenses included the Vice President of Sales, regional sales and product line managers as well as personnel for customer service. Increases were also noted in advertising, trade shows, travel and commissions in an effort to increase the Company's sales coverage by region and product. The remaining increase was due to increases in outside services, the addition of a President for the plastic lumber operations, and increases in travel related to integrating existing manufacturing operations as well as those acquired. The Company also incurred costs for research and engineering in order to commercialize the structural lumber and railroad ties product lines, and to obtain approval of various state and national building code organizations.

         In the environmental recycling division, general and administrative costs increased $88,000 or 19.7% in the second quarter ended June 30, 1998 over the comparable period in 1997 accounting for 11.5% of the total consolidated expense increase primarily due to acquisitions offset by cost reductions implemented during second quarter 1998.

                                Interest Expense

         Interest expense increased $202,000 to $245,000 in the second quarter ended June 30, 1998 from $43,000 in the same quarter in 1997. This was primarily a result of increased borrowings from the bank line of credit, the financing of the Wisconsin plant machinery and debt service assumed from businesses acquired during 1997 and 1998. In addition, the second quarter of 1998 included amortization of deferred interest costs of $74,000 related to the $4,000,000 line of credit at PNC Bank.

                          Depreciation and Amortization

Depreciation expense increased $147,000 or 107% during the second quarter ended June 30, 1998 compared to the same comparable quarter in 1997 reflecting the increase in property, plant and equipment from both acquisitions and continued capital investments. Amortization expense increased $35,000 or 43.2% to $116,000 during the second quarter of 1998 from $81,000 in the second quarter of 1997 primarily due to goodwill from acquisitions completed subsequent to the second quarter of 1997 through June 30, 1998.


Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

      The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue, for each of the Company's various business segments for the periods indicated:

                                                                        SIX MONTHS ENDED JUNE 30,
                                                              --------------------------------------------
                                                                1998          %          1997           %
                                                              --------       ----        -----        ----
                                                                       (Dollars in Thousands)
      REVENUE:
         Plastic Lumber                                       $  6,302        27.8       $2,109        27.3
         Environmental Recycling                                16,373        72.2        5,627        72.7
                                                                ------        ----        -----        ----

         Total revenue                                          22,675       100.0        7,736       100.0

      OPERATING EXPENSES:
      Cost of Sales:
          Plastic Lumber                                         4,998        79.3        1,775        84.2
          Environmental Recycling                               12,887        78.7        3,577        63.6

      Depreciation
         Plastic Lumber                                            306         4.9           99         4.7
         Environmental Recycling                                   223         1.4           96         1.7
         Corporate                                                   7         0.0            7         0.1

      ADMINISTRATIVE EXPENSES:
         Selling, General and Administrative
         Plastic Lumber                                          1,572        24.9          514        24.4
         Environmental Recycling                                 1,101         6.7          874        15.5
         Corporate                                                 559         2.5          553         7.1

      Amortization
           Plastic Lumber                                           89         1.4           24         1.1
           Environmental Recycling                                  49         0.3           18         0.3
           Corporate                                                82         0.4          104         1.3
                                                                    --         ---          ---         ---

         Total Operating Expenses                               21,873        96.5        7,641        98.8
         Total Operating Income                                    802         3.5           95         1.2

                             Consolidated Operations

         The Company recognized significant increases in both sales and operating income for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Sales increased $14,939,000 or 193% for the first half of 1998 to $15,015,000 from $7,736,000 in the same period in 1997.
Operating income increased by $707,000 or 744% to $802,000 for the first six months of 1998 compared to $95,000 in the same period in 1997. The increase in both sales and operating income was due to acquired businesses subsequent to June 30, 1997 and the result of the Company's entrance into the beneficial reuse of dredge material market during the second quarter of 1998. The plastic lumber division continued to establish a building products distribution network through inventory stocking distributors and sales to mass merchants. The increase volume in these markets is reflected in the improved gross margin from 17.5% to 26.5% offset by the increase in operating expenses required to establish the network. The Company continues to invest in research, engineering and sales and marketing costs in the railroad crosstie and structural lumber business segments.

                                      Sales

         The Company's revenue increased 193% in the first two quarters of 1998 over the same period in 1997. More than 98% of the sales growth was attributed to acquisitions completed subsequent to the second quarter of 1997 and the first and second quarters of 1998.

         The plastic lumber division accounted for $6,302,000 or 27.8% of total revenue in the first half of 1998 compared to $2,109,000 or 27.3% of total revenue during the same period in 1997. Sales from the original plastic lumber companies increased $1,241,000 or 47.6% to $3,848,000 for the six months ended June 30, 1998 over the 1997 comparable period from $2,607,000. This increase was a result of the experienced sales and marketing personnel who joined the Company in late 1997. The remaining $2,952,000 increase in sales was primarily due to acquisitions of EnviroPlastics Corp. (EPC), Chesapeake Plastic Lumber (CPL) and Cycle Masters Inc. (CMI) whose operations were acquired subsequent to the second quarter of 1997.

         Environmental recycling division sales during the first two quarters of 1998 were $16,373,000 or 72.2% of total sales an increase of $10,746,000 or 191%
over the first half of 1997. The base business at Clean Earth increased $541,000 or 20.9% in the first half of 1998 due to increased sales efforts by newly acquired companies and a milder winter season during the first quarter of 1998 allowing easier access to soils requiring treatment. The acquisitions of Waste Concepts, Inc. (WCI) and Green Horizons Environmental, Inc. (GHE), which the Company had acquired after the second quarter of 1997, contributed $2,024,000 or 18.8% of the total increase. The remaining increase of $8,181,000 or 76.1% is attributed to the entrance of Consolidated Technologies, Inc. and the Company's Joint Venture into the beneficial reuse of dredge material market during the second quarter of 1998 coupled with a significant increase in our environmental construction service operations. The Company has completed construction of the Carteret Biocycle Corp. (CBC) facility which began treating contaminated soils bio-organically during the final week of June, 1998. This is expected to add additional revenue and earnings to this division in the third quarter of 1998.

                                  Gross Profit

         Consolidated gross profit increased $2,077,000 or 95.2% to $4,259,000 during the six months ended June 30, 1998 compared to $2,182,000 in the same period in 1997. The increase was attributed to the acquired businesses from both business segments subsequent to the second quarter of 1997 and to the dredging operations performed during second quarter of 1998. Business units in both business segments began to eliminate and consolidate duplicate operating expenses during the first half of 1998 however, these units continued to incur certain non-recurring expenses associated with the unit combinations.

         In the plastic lumber division, acquisitions accounted for most of the $762,000 increase in gross profit in the first six months of 1998 compared to the same period in 1997. The gross profits from these acquisitions accounted for 62.5% of the total increase in gross profit. An increase of $300,000 was attributed to the expanded capacity at our manufacturing plant in Wisconsin. Plant capacity in the Wisconsin facility has tripled since the first half of 1997 to meet the increased demand of the Company's decking products. The Company continues to invest in the Tennessee flow mold plant to improve manufacturing efficiencies and develop railroad ties, structural lumber and other flow molded products to increase the plant's backlog to absorb the plant's fixed expenses.

         The environmental recycling division accounted for the remaining $1,315,000 or 63.6% increase in gross profit in the first half of 1998 over the same period of 1997. The acquisitions and dredging operations accounted for virtually all of the increase. The opening of the CBC facility in late June 1998 is expected to contribute supplemental gross profit in the third quarter 1998.

                           General and Administrative

         Consolidated general and administrative expenses increased $1,291,000 or 66.5% during the six months ended June 30, 1998 compared to the same period in 1997. Acquisitions accounted for $624,000 or 48.3% of the increase with the remaining increase due to the development of a national sales distribution network for the plastic lumber operations. Corporate administrative expenses remained stable having increased only $13,000 in the first half of 1998 over the same comparable quarter in 1997 despite the addition of several acquisitions.

         In the plastic lumber division, administrative expenses increased $1,051,000 or 205% during the first two quarters of 1998 compared to the first half of 1997 accounting for 81.4% of the total consolidated expense increase. Acquisitions accounted for $222,000 or 21.1% of the increase. The Company incurred an estimated $200,000 in the second quarter of 1998 to develop a national sales distribution network and a centralized customer service center for the plastic lumber operations.

These expenses included the Vice President of Sales, regional sales and product line managers as well as personnel for customer service. Increases were also noted in advertising, trade shows, travel and commissions in an effort to increase the Company's sales coverage by region and product. The remaining increase was due to increases in outside services, the addition of a President for the plastic lumber operations, and increases in travel related to integrating existing manufacturing operations as well as those acquired. The Company also incurred costs for research and engineering in order to commercialize the structural lumber and railroad ties product lines, and to obtain approval of various state and national building code organizations.

         In the environmental recycling division, general and administrative costs increased $227,000 or 26.0% for the six months ended June 30, 1998 over the comparable period in 1997 accounting for 17.6% of the total consolidated expense increase primarily due to acquisitions offset by cost reductions implemented during the first six months of 1998.

                                Interest Expense

         Interest expense increased $326,000 to $390,000 for the six months ended June 30, 1998 over the same period in 1997 primarily as a result of increased borrowings from the bank line of credit, the financing of the Wisconsin plant machinery and debt service assumed from businesses acquired during 1997 and 1998. In addition, the first half of 1998 included amortization of deferred interest costs of $120,000 related to the $4,000,000 line of credit at PNC Bank. Total debt (including amounts owed to affiliates) increased by $7,796,000 or 233% over the past year through credit lines and acquired debt and has proportionately increased debt service.

                          Depreciation and Amortization

Depreciation expense increased $536,000 or 165% during the first two quarters of 1998 compared to the same comparable period in 1997 reflecting the increase in property, plant and equipment from both acquisitions and continued capital investments. Amortization expense increased $74,000 during the six months ended June 30, 1998 over the same six months ended June 30, 1997 primarily due to goodwill from acquisitions completed during 1997 and the first half of 1998.


                         Liquidity and Capital Resources

Total cash and cash equivalents totaled $1,536,000, or 3.5% of the total assets, at June 30, 1998, an increase of $366,000 from December 31, 1997. Cash used for operating activities was $3,415,000. Accounts receivable increased $6,645,000, or 95.7%, from fiscal year-end 1997, primarily due to the significant increase in revenues during 1998, especially in the second quarter, and also due to the accounts receivable from acquisitions during the first half of 1998. Inventories increased $1,614,000, or 107%, from December 31, 1997 primarily due to a build up of our decking products to meet increased customer demand. Accounts payable and accrued expenses increased to $9,871,000 from fiscal year-end 1997 due to the increase in business levels including inventory.

The Company's investing activities used $7,162,000 of cash primarily due to capital expenditures of machinery and equipment purchases for additional capacity in the plastic lumber division and for the construction of our Carteret Biocycle facility which commenced operations in the final week of June, 1998. In addition, the Company made $512,000 in advances to the Company's Joint Venture.

Total cash provided by financing activities was $10,943,000. These activities consisted of $2,291,000 in proceeds from the exercise of A Warrants registered during the second quarter of 1998 and proceeds from the issuance of Series B Preferred Stock Private Placement which raised $4,410,000 during the second quarter of 1998. Proceeds from borrowings made primarily on the $4,000,000 line of credit secured from PNC Bank in January, 1998, the existing $1,500,000 credit line from PNC and additional equipment financing totaled $5,107,000.

 In January 1998, the Company secured a line of credit from PNC Bank of $4,000,000 at prime rate less .5% with a term due on June 30, 1999. This line is secured by certain assets of the Company and the personal guarantees of individual members of Stout Partnership. In addition to the personal guarantees, the individual members of the partnership pledged $2,000,000 in cash and securities to PNC Bank on behalf of the Company. August C. Schultes, III, and Gary J. Ziegler, both directors of the Company, are individual partners in Stout Partnership. Mark S. Alsentzer, Chairman and President of the Company is also an individual partner in Stout Partnership. As of June 30, 1998, the Company had borrowed a total of $3,974,000 against the PNC $4,000,000 line of credit. The proceeds were used primarily to repay amounts owed to affiliates as well as continued investments in the Carteret Biocycle plant and general working capital. Recently the bank has approved an increase in the credit facility by $2,000,000 and has extended the term of the facility to September 30, 1999.

         In March 1998, the Company secured additional financing from PNC Leasing Corp. for six plastic extruder lines to increase plant capacity at the Wisconsin manufacturing facility. The total amount of financing approved was $750,000 at 8% interest with payment due in 60 equal monthly installments. Payments will commence upon complete funding of the project and is secured by the equipment at the Wisconsin plant. As of June 30, 1998 the Company had financed a total of $566,000 from PNC Leasing Corp.

         The Company has completed construction of a bio-organic soil recycling facility in Carteret, New Jersey as part of a start-up company named Carteret Biocycle Corp. which is a wholly owned subsidiary of Clean Earth, Inc. This facility has commenced operations in late June of 1998 at an estimated construction cost of $2.0 million.

         In May 1998, the Company had authorized and completed a Series B Preferred Stock Offering. The Company has raised $4,431,000 by offering 211,020 shares of Series B Preferred Stock at a price of $21.00 per share. The Series B Preferred Stock has a cumulative 10% stock dividend and is convertible into common stock. This Offering has been closed by the Company.

         The Company will require working capital for the environmental recycling operations, especially as it relates to the dredging opportunities being pursued by the Company. Although, there are no material commitments in place currently for capital expenditures, the Company also anticipates requiring additional working capital to expand and upgrade its plastic lumber manufacturing facilities as sales levels increase and as the structural lumber and railroad tie product begins to take hold within its market. The Company also anticipates using working capital relative to research and development costs with respect to its new products.

         The Company continues to seek acquisition candidates that can be vertically integrated into either the recycled plastic lumber or environmental recycling operations. In the recycled plastic lumber operation, targeted companies include manufacturers and distributors of recycled plastic products as well as raw material regrind operations. In the environmental recycling operation, targeted companies include soil recycling companies including bio-organic methodologies and construction companies involved in on-site clean-up and potential joint ventures with dredging operations for remediation and disposal of contaminated soils. The Company is actively seeking additional financing, including a credit facility, to meet our future needs.

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

                                Year 2000 Issue

         The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sentive. Any of the Company's programs that recognized a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

                        Recent Accounting Pronouncements

         Set forth below are recent accounting pronouncements which may have a future effect on the Company's operations. These pronouncements should be read in conjunction with the significant accounting policies which the Company has adopted that are set forth in the Company's notes to consolidated financial statements.

         In February 1997, the FASB issued SFAS No. 128, "EARNINGS PER SHARE" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of the basic EPS and requires dual presentation of basic and diluted EPS on the face of the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. Based upon the Company's analysis of SFAS No. 128, the Company does not believe that the implementation of SFAS No. 128 will have a material effect on the computation of its earnings per share. See Note of the Notes to Consolidated Financial Statements.

         In February 1997, the FASB issued SFAS No. 129 "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 will be effective for financial statements for periods ending after December 15, 1997. Based upon the Company's current capital structure, the Company does not believe that the implementation of SFAS No. 129 will have a material effect on the Company's disclosure of information regarding its capital structure.

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

                            PART II. OTHER INFORMATION

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

Item 2.  Changes in Securities and Use of Proceeds

(c) Sales of unregistered shares during the three months ended June 30, 1998 are as follows:

On or about April 1, 1998, the Company issued a total of 6,000 shares to two employees as a bonus for past services rendered.

During March-April 1998, the Company issued 916,477 shares to Series A Warrant holders who exercised their warrants pursuant to a Notice of Redemption issued by the Company to the Series A Warrant holders on March 6, 1998. Of these shares 847,329 shares were actually issued during the second quarter as 69, 148 were issued during the first quarter.

On or about May 12, 1998, the Company acquired Cycle Masters, Inc. (CMI), a plastic lumber manufacturing company located in Sweetser, Indiana. The stockholders of CMI received cash at closing plus 200,000 shares of common stock of the Company. These transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

On or about May 20, 1998, the Company acquired the remaining twenty five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholders of this interest received cash at closing plus 30,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

On or about June 17, 1998, the Company acquired substantially all the assets of GeoCore, Inc. (GCI), an environmental services company located in New Jersey. The stockholders of GCI received 30,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and primary shareholder had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

On or about June 22, 1998, the Company issued 1,000 shares to its Board of Directors as compensation for the last two board meetings attended by the non-employee directors.

On or about June 23, 1998, the Company acquired substantially all the assets of Trimax of Long Island, Inc. and Polymerix, Inc. (Trimax), a plastic lumber manufacturing company located in Long Island. The consideration paid for the above stated assets was cash at closing plus 109,474 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. This offering was accomplished through an auction of the assets conducted by the U.S. Bankruptcy Court of the Eastern District of New York.

On or about June 30, 1998, the Company issued 12,500 shares of common stock of the Company to the former shareholders of Advance Remediation and Disposal Technologies, Inc. as an earn-out bonus for achieving certain financial performance in accordance with the terms of the purchase agreement in February 1997.

On or about May-June 1998, the Company issued 211,020 shares of Series B Preferred Stock in a private placement offering. It also carries a 10% cumulative stock dividend. The Series B Preferred Stock is convertible into common stock.

Securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

Item 5.  Other Information

Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 15, 1999. As to all such matters which the Company does not have notice on or prior to March 15, 1999, discretionary authority shall be granted to the persons designated in the Company's proxy related to the Meeting to vote on such proposal. This change in procedure does not affect the Rule 14a-8 requirements applicable to inclusion of stockholder proposal in the Company's proxy materials related to the Meeting. A stockholder proposal regarding the Meeting must be submitted to the Company at its office located at 2300 Glades Road, Suite 440W, Boca Raton, FL 33431, by December 29, 1998, to receive consideration for inclusion in the Company's 1999 proxy materials. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  27.1 Financial Data Schedule for the three months ended March
                       31, 1998

         (b) Reports on Form 8-K

                  Form 8-K filed on May 15, 1998 reporting the merger with Cycle Masters, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        /s/ Mark S. Alsentzer
                                        ---------------------------------------
                                        Mark S. Alsentzer, Chairman
                                        CEO and President



                                        /s/ Michael D. Schmidt
                                        ---------------------------------------
                                        Michael D. Schmidt, Chief Financial
                                        Officer

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,               December 31,
                                                                                       1998                     1997
                                                                                       ----                     ----
                                                                                   (Unaudited)
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 1,536,409              $ 1,170,120
  Accounts receivable (net)                                                         13,585,349                6,940,288
  Inventories                                                                        3,116,146                1,502,658
  Prepaid expenses and other assets                                                    897,803                  220,728
                                                                                   -----------              -----------

         TOTAL CURRENT ASSETS                                                       19,135,707                9,833,794

PROPERTY, PLANT AND EQUIPMENT (Net)                                                 11,684,539                5,775,424

OTHER ASSETS:
         Acquired intangibles, net                                                   9,809,710                7,009,244
         Other assets                                                                2,358,305                  552,914
                                                                                   -----------              -----------

TOTAL ASSETS                                                                       $42,988,261              $23,171,376
                                                                                   ===========              ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
         Accounts payable                                                          $ 7,351,074              $ 3,788,714
         Notes payable, current portion                                              1,258,908                2,404,607
         Notes payable, affiliates                                                   2,400,000                1,956,810
         Accrued expenses                                                            2,519,814                1,737,518
         Other liabilities                                                             473,594                  420,084
                                                                                   -----------              -----------

                  TOTAL CURRENT LIABILITIES                                         14,003,390               10,307,733

LONG TERM LIABILITIES:
         Notes payable, net of current portion                                       7,483,822                  817,011
         Deferred income taxes                                                         946,400                  580,433
         Minority interest                                                             271,535                       --
                                                                                   -----------              -----------

                  TOTAL LIABILITIES                                                 22,705,148               11,705,177
                                                                                   -----------              -----------

STOCKHOLDERS' EQUITY:
         10% Convertible preferred stock, par value $.001; authorized
                  5,000,000 shares; issued and outstanding 421,608 and 208,930, respectively (aggregate liquidation preference of $8,635,180
                  and $4,178,600, respectively)                                            423                     209
         Common stock par value $.0001, authorized
                  50,000,000 shares; issued and
                  outstanding 17,122,314 shares and
                  15,621,599 shares, respectively                                        1,712                    1,562
         Additional paid-in capital                                                 21,364,155               12,573,026
         Accumulated deficit                                                        (1,083,176)              (1,108,598)
                                                                                   -----------              -----------

                  TOTAL STOCKHOLDERS' EQUITY                                        20,283,114               11,466,199
                                                                                   -----------              -----------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                                           $42,988,261              $23,171,376
                                                                                   ===========              ===========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                               Three Months
                                                                                              Ended June 30,
                                                                                     -----------------------------
                                                                                     1998                     1997
                                                                                     ----                     ----
Sales, net                                                                       $  15,015,520              $ 5,732,812

Cost of goods sold                                                                  12,356,373                3,989,233
                                                                                 -------------              -----------

         GROSS PROFIT                                                                2,659,147                1,743,579

General, administrative and selling                                                  1,875,490                1,202,506
                                                                                 -------------              -----------

         OPERATING INCOME                                                              783,657                  541,073
                                                                                 -------------              -----------

Interest income                                                                          7,917                   11,150

Interest expense                                                                      (244,905)                 (43,309)

Minority interests                                                                    (284,029)                      --
                                                                                  ------------              -----------

         INCOME BEFORE INCOME TAXES                                                    262,640                  508,914

Provision for income taxes                                                               9,640                       --
                                                                                 -------------               ----------

         NET INCOME                                                                    253,000                  508,914

Preferred stock dividend earned                                                       (109,793)                 (99,580)
                                                                                 --------------             -----------

         NET INCOME ATTRIBUTABLE TO COMMON
           STOCKHOLDERS                                                          $     143,207              $   409,334
                                                                                 =============              ===========

BASIC AND DILUTED INCOME PER SHARE                                               $         .01              $       .03
                                                                                 =============              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC                                    16,777,833               13,417,568
                                                                                 =============              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED                                  18,007,041               14,595,890
                                                                                 =============              ===========



The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              Six Months
                                                                                             Ended June 30,
                                                                                     -----------------------------
                                                                                     1998                     1997
                                                                                     ----                     ----
Sales, net                                                                       $  22,674,781              $ 7,736,308

Cost of goods sold                                                                  18,415,194                5,553,892
                                                                                 -------------              -----------

         GROSS PROFIT                                                                4,259,587                2,182,416

General, administrative and selling                                                  3,460,286                2,087,599
                                                                                 -------------              -----------

         OPERATING INCOME (LOSS)                                                       799,301                   94,817
                                                                                 -------------              -----------

Interest income                                                                          7,917                   21,622

Interest expense                                                                      (390,237)                 (63,535)

Minority interests                                                                    (284,029)                      --

Gain on sale of assets                                                                 105,588                       --
                                                                                 -------------              -----------

         INCOME BEFORE INCOME TAXES                                                    238,540                   52,904

Provision for income taxes                                                                  --                       --
                                                                                 -------------              -----------

         NET INCOME                                                                    238,540                   52,904

Preferred stock dividend earned                                                       (217,948)                (205,160)
                                                                                 --------------             -----------

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
           STOCKHOLDERS                                                          $      20,592              $  (152,256)
                                                                                 =============              ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE                                        $        .001              $     (.012)
                                                                                 =============              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC                                    16,261,730               12,963,895
                                                                                 =============              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED                                  17,398,776               12,963,895
                                                                                 =============              ===========



The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                                      1998                    1997
                                                                                      ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                       $   238,540             $     52,904
                                                                                   -----------             ------------
  Adjustments to reconcile net loss to
    net cash provided by
    operating activities --
    Depreciation                                                                       536,663                  202,119
    Amortization                                                                       220,793                  146,864
    Amortization of deferred financing costs                                           120,120                       --
    Minority interest in income of Joint Venture
        And subsidiary                                                                 284,029
    Gain on sale of assets                                                             105,588                       --
    Expense on non-employee equity transactions                                         61,225                       --
    Compensation expense on earnout shares                                              16,093                    1,264
    Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                      (4,353,128)              (1,120,807)
           Inventories                                                                (768,686)                 430,299
           Prepaid expenses and other current assets                                  (698,861)                (466,369)
           Other assets                                                             (1,170,158)                 (43,669)
           Accounts payable                                                          1,822,331                 (565,182)
           Other liabilities                                                            64,130                 (150,690)
           Accrued expenses                                                            106,482                  582,182
                                                                                   -----------               ----------
                  Total adjustments                                                 (3,653,379)                (983,989)
                                                                                   -----------               ----------
                  Net cash used in operating
                    activities                                                      (3,414,839)                (931,085)
                                                                                   -----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (3,889,153)                (443,358)
  Advances to joint venture                                                           (512,002)                      --
  Cash paid for acquisitions, net of
    cash received                                                                   (2,760,706)              (1,522,186)
                                                                                  ------------              -----------

               Net cash used in investing  activities                               (7,161,861)              (1,965,544)
                                                                                   -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                              3,835,413                2,380,000
  Proceeds from sale of common stock                                                        --                2,500,000
  Proceeds from exercise of Series A warrants                                        2,291,193                       --
  Advances (repayment of) due to affiliate                                             443,190                       --
  Proceeds from notes payable                                                        5,106,643                1,384,326
  Repayment of notes payable                                                          (733,450)                (747,188)
                                                                                   -----------              -----------
         Net cash provided by financing
                    activities                                                      10,942,989                5,517,138
                                                                                  ------------              -----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                          366,289                2,620,509
CASH AND CASH EQUIVALENTS, beginning of
  period                                                                             1,170,120                  854,290
                                                                                   -----------              -----------
CASH AND CASH EQUIVALENTS, end of period                                           $ 1,536,409              $ 3,474,799
                                                                                   ===========              ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                      $    270,117              $    63,535
                                                                                  ============              ===========
    Income taxes                                                                  $    199,456              $        --
                                                                                  ============              ===========

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

         The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three-month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp., its wholly-owned subsidiaries and the joint venture after obtaining majority control effective April 1, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

         In July 1997, the Company and Interstate Industrial Corp. formed a 50/50 joint venture to operate a dredging company. The Joint venture had no operations until May 1998 but incurred start up costs of $263,794 in 1997. The Company manages the day to day dredging operations and has consolidated 100% of the assets, liabilities and results of operations of the Joint venture after the Company obtained an additional .1% interest and majority control. A summary of the 1998 operations of the Joint Venture follows:


         Revenues                                    $3,062,903
         Operating costs and expenses                 2,256,040
         Operating income                               806,863
         Minority interest                             (403,431)
                                                     ----------
                  Income before income taxes            403,432

The company has provided 100% of the funds to finance the start up of the Joint Ventures operations. The company's investment will be returned before any funds are distributed to Interstate Industrial Corp. The minority interest in the net income of the Joint Venture since inception totaling $271,535 is included in long term liabilities in the accompanying consolidated balance sheet at June 30, 1998.

  Reclassifications

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

   Income (Loss) Per Share

         Basic income (loss) per share is computed by dividing net income (loss) less preferred stock dividends by the weighted-average number of shares actually outstanding. Diluted income (loss) per share further considers the impact of common stock equivalents to the extent that they are dilutive. The Company's basic and diluted income (loss) per share are substantially equivalent for both the three and six months ended June 30, 1998 and 1997.

  Impact of Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting of Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 had no impact on the Company's disclosures. SFAS No. 131 has been adopted in 1998 (see Note 5).

  Supplemental Information On Noncash Investing and Financing Activities

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

         The merger agreement provides for the issuance of an additional 2,573,686 shares of common stock to the former shareholders of CEI upon the ultimate resolution of the contingency related to the issuance of shares to certain USPLC stockholders as discussed in Note 4. Upon final resolution of this contingency, any additional shares will be issued at their then current fair value as an additional cost of the acquisition and recorded as acquired intangibles.

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

         A summary of the aggregate purchase price of the 1997 acquisitions and net assets acquired is as follows:

      Aggregate purchase price                   $ 3,872,481
                                                 -----------
      Working capital (deficit)                     (619,316)
      Long-term assets                             2,813,281
      Long-term debt                              (1,965,040)
      Deferred taxes                                (815,885)
                                                 -----------
      Acquired intangibles                       $ 4,459,441
                                                 ===========

1998 Acquisitions

         In January 1998, the Company acquired Green Horizon Environmental, Inc.("GHE"), an environmental services company located in Norristown, Pennsylvania, in exchange for 50,000 shares of common stock. The aggregate purchase price of $142,500 exceeded the estimated fair value of the net assets of GHE by $101,763.

         In February 1998, the Company acquired 55% of the stock of Consolidated Technologies, Inc. ("CTI") in exchange for 36,500 shares of the Company's common stock and contributing $500,000 of cash to CTI. CTI is an environmental recycling services company located in Norristown, Pennsylvania. Effective June 30, 1998 the Company acquired the remaining 45% of CTI for 30,000 shares of stock, $25,000 in cash and an agreement to pay one of the sellers a royalty based on CTI's revenues for the next three years. All of the former owners of CTI are currently employees of the Company. The aggregate purchase price of $760,125 exceeded the estimated fair value of the net assets of CTI at June 30, 1998 by $379,527. The $119,403 minority interest in the CTI losses prior to June 30, 1998 are included with the minority interest in the Joint venture on the statements of operations.

         In March 1998, the Company acquired substantially all of the assets of Chesapeake Recycled Lumber, Inc. ("CRL") in exchange for $100,000 in cash, a $100,000 note payable and 97,500 shares of the Company's common stock. CRL manufactures plastic lumber in Denton, Maryland. The aggregate purchase price of $420,000 exceeded the estimated fair value of the net assets of CRL by $230,874.

         Effective April 30, 1998 the Company acquired 100% of the stock of Cycle-Masters, Inc. ("CMI") in exchange for $1,600,000 in cash, a $250,000 note payable on April 30, 1999 and 200,000 shares of the Company's common stock. CMI manufactures plastic lumber in Sweetser Indiana. The $2,500,000 aggregate purchase price exceeded the estimated fair value of the net assets of CRL by $1,955,871.

         Effective June 30, 1998 the Company acquired 100% of the stock of Geocore, Inc. ("GCI") in exchange for 30,000 shares of the Company's common stock. GCI is an environmental services company in northern New Jersey. The $153,000 value assigned to the stock exceeded the estimated fair value of the net assets of GCI by $90,977.

The Company purchased substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. ("Trimax") with the approval of the U.S. Bankruptcy Court. The purchase is being recorded effective June 30, 1998 and includes two patents for the manufacture of structural plastic lumber. The Company paid $950,000 in cash and $650,000 of Company stock. The Company has placed 109,474 shares of stock in escrow. The actual number of shares to be issued will be adjusted based on the average closing price of the Company's stock when the complete bankruptcy plan is approved. The Company also assumed certain liabilities and agreed to complete all orders for structural lumber products. The purchase price exceeded the estimated fair value of Trimax's net tangible assets and the estimated future costs of fulfilling unprofitable orders by $247,381.

         A summary of the aggregate purchase price of the 1998 acquisitions and net assets acquired is as follows:

      Aggregate purchase price                      $ 5,625,000
                                                    -----------
      Working capital (deficit)                         (61,124)
      Long-term assets                                2,770,105
      Long-term debt                                         --
      Deferred taxes                                    (90,374)
                                                    -----------
      Acquired intangibles                          $ 3,006,393
                                                    ===========


         All of the acquisitions in 1996, 1997 and 1998 have been accounted for as purchases and, accordingly, the results of operations of the acquired companies are included with those of the Company for periods subsequent to the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions (a total of $10,294,733) has been recorded as acquired intangibles and is being amortized on a straight-line basis over a period of twenty years from the effective date of acquisition.

         The unaudited pro forma combined results of operations of the Company, RPI, ARDT, ESP, ITS, EPC, WCI, GHE, CTI, CRL and CMI for the six months ended June 30, 1998 and year ended December 31,1997 are as follows:

                                                 1998                 1997
                                                 ----                 ----

Net sales                                     $23,988,926         $ 37,660,835
                                              ===========         ============
Net income (loss)                             $   543,395         $ (1,704,948)
                                              ===========         ============
Basic and diluted income (loss) per share     $      .019         $       (.14)
                                              ===========         ============
Weighted average shares used in computation    17,541,384           15,144,629
                                              ===========         ============

         The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill, depreciation on revalued property and equipment.Per share amounts are calculated after preferred dividends are subtracted from net income. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period presented, or of future results of operations of the consolidated entities.

3. CAPITAL STOCK

  Series A Convertible Preferred Stock

         Late in 1996, the Company initiated an offering of up to 250,000 shares of the Company's Series A Preferred Stock. The shares are nonvoting and have a 10% cumulative stock dividend payable semiannually The dividend is payable only in Series A Preferred Stock. No cash dividends will be paid. Each share is convertible into seven shares of the Company's common stock at the option of the stockholder or mandatorily on the date a registration statement, which would yield the Company $10 million in proceeds, is declared effective by the Securities and Exchange Commission. In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock will be entitled to receive, before the holder of any of the common stock, the stated value of $20.00 per share plus any unpaid dividends. The Series A Preferred Stock can be redeemed at any time at the sole option of the Company for $25.00 per share. In 1998, 1000 shares were converted into 7,000 common shares and 219,786 Series A shares are outstanding at June 30, 1998.

Series B Convertible Preferred Stock

         In May 1998 the Company initiated an offering to accredited investors of up to 250,000 shares of the Company's Series B Preferred Stock. The Series B shares have substantially the same rights and features as the Series A Preferred shares except that the stated and liquidation value of the Series B shares is $21.00 per share. As of June 30, 1998 the Company had received payments totalling $4,263,420 for 203,020 shares of Series B Preferred shares. An additional 8,000 shares were issued in July 1998 before the Company closed the offering.


  Stock Warrants

         The Company previously issued 950,000 of Series A and 950,000 Series B Warrants to purchase the Company common stock at $2.50 and $4.50 per share, respectively. Such warrants are exercisable at any time prior to June 30, 1998 provided that a registration statement is in effect for the underlying common shares. The Company undertook registration of the 950,000 Series A warrants under the SB Provisions of the Securities Exchange Commission. The Company has received $2,291,193 from the exercise of 916,477 Series A Warrants in 1998.
The 33,523 unexercised Series A warrants expired on June 30, 1998.

         The Series B warrants are redeemable by the Company for $0.01 per warrant upon 30 days notice if the closing bid price for the Company's stock equals or exceeds $6.00 per share at any time for twenty consecutive trading days. In June the Company extended the expiration date of the series B Warrants to 90 days after a registration of shares underlying the Series B warrants was declared effective by the SEC. The Company's registration of the shares underlying the 950,000 Series B Warrants was declared effective on July 22, 1998 and the warrant holders have until October 20, 1998 to exercise.


  Employee Stock Options

         The Company has granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted under the Company's stock option incentive plan vest ratably over a period of three years. Employee stock option activity in 1998 is as follows:

                                                                Number of
                                       Weighted Average          Options
                                        Exercise Price         Outstanding
                                       ----------------        -----------
Outstanding, December 31, 1997               $3.54              1,350,000
  Granted                                     3.50                280,000
  Exercised                                     --                     --
  Canceled                                      --                     --
                                             -----              ---------
Outstanding, June 30, 1998                   $3.58              1,630,000
                                             =====              =========
Stock options exercisable at June 30, 1998   $3.50              1,186,669
                                             =====              =========

  Nonemployee Stock Options

         Magellan Finance Corporation ("Magellan"), a stockholder, holds an option to purchase up to 235,789 shares of the Company's common stock at $1.77 per share. The option expires as follows: 117,895 options on September 30, 1998; and 117,894 options on June 30, 1999. If Magellan does not exercise its option to purchase the shares, then the Company is obligated to issue the shares to certain USPLC stockholders, as defined, at no cost. The Stout Partnership was granted 320,000 options at $2.25 per share in January 1998 in exchange for guaranteeing the Debt underlying the $4,000,000 Line of Credit (see Note 6).

         Nonemployee stock option activity in 1998 is as follows:

                                                                Number of
                                       Weighted Average          Options
                                        Exercise Price         Outstanding
                                       ----------------        -----------

      Outstanding, December 31, 1997         $1.83               255,789
      Granted (see Note 6)                    2.25               320,000
      Exercised                                 --                    --
      Canceled                                  --                    --
                                             -----               -------
      Outstanding, June 30, 1998             $2.06               575,789
                                             =====               =======
      Stock options exercisable as
          of June 30, 1998                   $2.14               457,895
                                             =====               =======


  Stock Reserved

         At June 30, 1998, common stock was reserved for the following:

         USPLC and CEI contingently issuable
            shares (see Note 4)                                 4,573,686
         Exercise of Series B Warrants                            950,000
         Conversion of Preferred Stock                          2,951,256
         Non employee stock options                               575,789
         Employee stock options                                 1,630,000
         Shares and contingently issuable under earnout
          Provisions                                              367,000
                                                                ----------
                                                                11,047,731
                                                                ==========

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

5. SEGMENT REPORTING

         The Company's revenue generating operations are conducted through its recycled plastic lumber division and its environmental recycling services division. The recycled plastic lumber division primarily includes the operations of USPLC, RPI, ESP, EPC, CRL and CMI. The environmental recycling services division reflects the operating activities of CEI, ARDT, ITS, WCI, CBC, GHE and CTI.

         The operating results of the two segments are set forth below:

                                                           For the                                 For the
                                                         Three Months                             Six Months
                                                        Ended June 30,                          Ended June 30,
                                                      -----------------                       ----------------
                                                      1998         1997                       1998        1997
                                                      ----         ----                       ----        ----
                                                                            (In thousands)
Revenue:
  Environmental recycling                         $ 11,518      $ 4,125                     $ 16,373     $ 5,627
  Plastic lumber                                     3,497        1,608                        6,302       2,109
                                                   -------      -------                     --------     -------

     Total Revenue                                $ 15,015      $ 5,733                     $ 22,675     $ 7,736
                                                  ========      =======                     ========     =======

Operating income:

  Environmental recycling                          $ 1,336       $  953                      $ 2,112     $ 1,062
  Plastic lumber                                      (205)         (47)                        (663)       (303)
  Corporate                                           (347)        (365)                        (648)       (664)
                                                   -------       ------                      --------    --------
                                                   $   784       $  541                      $   801     $    95
                                                   =======       ======                      =======     =======

Depreciation and amortization:

  Environmental recycling                           $  138       $   66                     $    272     $   114
  Plastic lumber                                       220           89                          395         123
  Corporate                                             42           63                           89         111
                                                    ------       ------                     --------     -------
                                                    $  400       $  218                     $    756     $   348
                                                    ======       ======                     ========     =======

         The identifiable assets and capital expenditures of the respective segments is set forth below (in thousands):

                                                                                            June 30,    Dec. 31,
                                                                                              1998        1997
                                                                                              ----        ----
Identifiable assets:
  Environmental recycling                                                                   $ 21,228     $ 8,058
  Plastic lumber                                                                              20,579      15,113
  Corporate                                                                                    1,181          --
                                                                                            --------     -------
                                                                                            $ 42,988     $23,171
                                                                                            ========     =======


                                                           For the                                 For the
                                                         Three Months                             Six Months
                                                        Ended June 30,                          Ended June 30,
                                                      -----------------                       ----------------
                                                      1998         1997                       1998        1997
                                                      ----         ----                       ----        ----
                                                                            (In thousands)
Capital Expenditures

  Environmental recycling                          $ 1,335       $  102                      $ 2,318      $  159
  Plastic lumber                                       778          132                        1,529         284
  Corporate                                             --                                        --
                                                   -------       ------                      -------     -------
                                                   $ 2,113       $  234                      $ 3,847      $  443
                                                   =======       ======                      =======      ======


6. LINE OF CREDIT

         In January 1998, the Company obtained a $4,000,000 increase in its revolving line of credit bringing the total line of credit to $5,500,000. Advances under the line of credit are made at the sole discretion of the lender. In connection with obtaining the line of credit, the Company granted 320,000 nonemployee stock options, exercisable at $2.25 per share. The $400,000 value of such options is being amortized as interest over the original 18 month term of the line of credit. The line bears interest at .50% under the bank's prime rate and approximately $5,500,000 was outstanding under the line at June 30, 1998. On August 13, 1998 the Bank added $2,000,000 to the line, bringing the total line to $7,500,000, and extended the maturity date to September 30, 1999.