Form 10QSB
period 1998-09-30
U S PLASTIC LUMBER CORP
filed 1998-11-16
CIK 1014851

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23855

                         U.S. PLASTIC LUMBER CORPORATION
                 ---------------------------------------------
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

Check here whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ----    ----

The number of shares outstanding of the registrant's common stock as of November 6, 1998 is 17,758,694

               U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

PART I.  UNAUDITED FINANCIAL INFORMATION

Item 1.  Financial Statements:

                                                                                                  PAGE
                                                                                                  ----
Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.............  3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 1998
  and 1997.......................................................................................  4
Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 1998
  and 1997.......................................................................................  5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998
  and 1997.......................................................................................  6
Notes to Condensed Consolidated Financial Statements.............................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 22

Item 2.  Changes in Securities and Use of Proceeds............................................... 22

Item 5.  Other Information....................................................................... 23

Item 6.  Exhibits and Reports on Form 8-K........................................................ 24

SIGNATURES....................................................................................... 24

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, the Company's history of operating losses, demand for products and services of the Company, newly developing technologies, loss of permits, conflicts of interest in related party transactions, regulatory matters, protection of technology, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the effects of competition, the risks and costs associated with the change in the year 2000 and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                                      1998                     1997
                                                                                  -------------            ------------
                                                                                   (Unaudited)
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $      61,065              $ 1,170,120
  Accounts receivable (net)                                                         11,477,862                6,940,288
  Inventories                                                                        3,561,240                1,502,658
  Prepaid expenses and other assets                                                  2,672,606                  220,728
                                                                                  ------------              -----------

         TOTAL CURRENT ASSETS                                                       17,772,773                9,833,794

PROPERTY, PLANT AND EQUIPMENT (Net)                                                 13,695,993                5,775,424

OTHER ASSETS:
  Acquired intangibles, net                                                          9,676,246                7,009,244
  Other assets                                                                       2,770,521                  552,914
                                                                                   -----------              -----------

TOTAL ASSETS                                                                       $43,915,533              $23,171,376
                                                                                   ===========              ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $ 5,754,543              $ 3,788,714
  Notes payable, current portion                                                     1,585,941                2,404,607
  Notes payable, affiliates                                                          2,400,000                1,956,810
  Accrued expenses                                                                   1,520,934                1,737,518
  Other liabilities                                                                    468,425                  420,084
                                                                                  ------------              -----------

                  TOTAL CURRENT LIABILITIES                                         11,729,844               10,307,733

  Notes payable, net of current portion                                             10,272,217                  817,011
  Deferred income taxes                                                                703,696                  580,433
  Minority interest                                                                    269,360                       --
                                                                                   -----------               ----------

                  TOTAL LIABILITIES                                                 22,975,117               11,705,177

STOCKHOLDERS' EQUITY:
  10% Convertible preferred stock, par value $.001; authorized 5,000,000 shares; issued and outstanding 398,693 shares and 208,930 shares, respectively (aggregate liquidation preference of $8,144,541 and
         $4,178,600, respectively)                                                         400                      209
  Common stock par value $.0001, authorized 50,000,000 shares; issued and
         outstanding 17,626,818 shares and 15,621,599 shares, respectively               1,763                    1,562
  Additional paid-in capital                                                        22,174,341               12,573,026
  Accumulated deficit                                                               (1,236,088)              (1,108,598)
                                                                                    ----------              -----------

                  TOTAL STOCKHOLDERS' EQUITY                                        20,940,416               11,466,199
                                                                                   -----------              -----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $43,915,533              $23,171,376
                                                                                   ===========              ===========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)


                                                                      1998                      1997
                                                                  -------------              -----------
Sales, net                                                        $  10,713,904              $ 8,722,003
Cost of goods sold                                                    7,483,160                6,858,103
                                                                   ------------              -----------

         GROSS PROFIT                                                 3,230,744                1,863,900

Selling, general and administrative expenses                          2,704,686                1,428,733
                                                                  -------------              -----------

         OPERATING INCOME                                               526,058                  435,167
                                                                  -------------              -----------

Interest income                                                          33,586                   15,827
Interest expense                                                       (341,076)                 (77,543)
Minority interest in loss of Joint Venture                                2,176                       --
                                                                  -------------              -----------

         INCOME BEFORE INCOME TAXES                                     220,744                  373,451

Provision for income taxes                                                   --                    1,569
                                                                  -------------             ------------

         NET INCOME                                                     220,744                  371,882

Preferred stock dividend earned                                        (263,862)                 (99,580)
                                                                  -------------             ------------

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
           STOCKHOLDERS                                           $     (43,118)             $   272,302
                                                                  =============              ===========

BASIC INCOME (LOSS) PER SHARE                                     $        (.00)             $       .02
                                                                  =============              ===========

DILUTED INCOME PER SHARE                                          $        (.00)             $       .02
                                                                  =============              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC                     17,190,971               14,987,441
                                                                  =============              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED                   17,190,971               16,498,400
                                                                  =============              ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)


                                                                                      1998                     1997
                                                                                 -------------             ------------
Sales, net                                                                       $  33,388,685             $ 16,458,301
Cost of goods sold                                                                  25,892,897               12,404,984
                                                                                 -------------             ------------

         GROSS PROFIT                                                                7,495,788                4,053,317

Selling, general and administrative expenses                                         6,164,972                3,523,331
                                                                                 -------------              -----------

         OPERATING INCOME (LOSS)                                                     1,330,816                  529,986
                                                                                 -------------              -----------

Interest income                                                                         36,046                   36,942
Interest expense                                                                      (731,313)                (140,571)
Minority interest in (income) of Joint Venture & loss of subsidiary, net              (281,853)                      --
Gain on sale of assets                                                                 105,588                       --
                                                                                 -------------              -----------

         INCOME BEFORE INCOME TAXES                                                    459,284                  426,357

Provision for income taxes                                                                  --                     1,569
                                                                                 -------------              ------------

         NET INCOME                                                                    459,284                  424,788

Preferred stock dividend earned                                                       (481,810)                (304,740)
                                                                                 -------------              -----------

         Net income (loss) attributable to common
           stockholders                                                          $     (22,526)             $   120,048
                                                                                 =============              ===========

BASIC INCOME (LOSS) PER SHARE                                                    $        (.00)             $       .01
                                                                                 =============              ===========

DILUTED INCOME (LOSS) PER SHARE                                                  $        (.00)             $       .01
                                                                                 =============              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC                                    16,569,461               13,672,428
                                                                                 =============              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED                                  16,569,461               15,229,686
                                                                                 =============              ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)


                                                                                       1998                    1997
                                                                                   -----------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                       $   459,284              $   424,788
                                                                                   -----------              -----------
  Adjustments to reconcile net income to net cash (used in) operating activities:
    Depreciation                                                                       885,785                  386,104
    Amortization                                                                       378,888                  202,464
    Amortization of deferred financing costs                                           178,227                       --
    Minority interest in income of Joint Venture and subsidiary, net                   281,853                       --
    Gain on sale of assets                                                             105,588                       --
    Expense related to common shares issued to non-employees                            94,868                    1,264
    Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                      (3,509,616)              (1,565,945)
           Inventories                                                              (1,213,780)                  14,611
           Prepaid expenses and other current assets                                (2,306,571)                (220,096)
           Other assets                                                             (1,387,354)                 482,444
           Accounts payable                                                          1,321,856                 (361,160)
           Other liabilities                                                          (183,743)                 (82,000)
           Accrued expenses                                                           (735,376)                (960,101)
                                                                                   -----------              -----------
                  Total adjustments                                                 (6,089,375)              (2,102,415)
                                                                                   -----------              -----------
                  Net cash used in operating activities                             (5,630,091)              (1,677,627)
                                                                                   -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (6,244,636)              (1,886,701)
   Cash paid for acquisitions, net of cash received                                 (2,760,706)              (1,492,186)
                                                                                   -----------              -----------

                  Net cash used in investing activities                             (9,005,342)              (3,378,887)
                                                                                   -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                                                 2,291,193                       --
  Proceeds from sales of preferred stock                                             3,947,632                4,880,000
  Proceeds from stock option exercises                                                  12,500                       --
  Advances (repayment of) due to affiliate                                             443,190                       --
  Proceeds from notes payable                                                        8,957,599                2,015,469
  Payment of deferred financing costs                                                 (206,758)                      --
  Payments of notes payable                                                         (1,918,978)              (1,081,642)
                                                                                   -----------              -----------

                  Net cash provided by (used in) financing activities               13,526,378                5,813,827

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (1,109,055)                 757,313

CASH AND CASH EQUIVALENTS, beginning of period                                       1,170,120                  854,290
                                                                                   -----------              -----------

CASH AND CASH EQUIVALENTS, end of period                                           $    61,065              $ 1,611,603
                                                                                   ===========              ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

U.S. Plastic Lumber Corp. and its subsidiaries (the "Company" or "USPL") are engaged in the manufacturing of recycled plastic lumber from post-consumer plastic waste and the recycling of soils which have been exposed to hydrocarbons. The Company's plastic lumber customers are located throughout the United States. The Company's soil recycling customers are located primarily in the Northeastern United States.

The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

In July 1997, the Company and Interstate Industrial Corp ("IIC") formed a 50/50 joint venture dredging business. The joint venture had minor operations in 1997 incurring a loss of $263,794. The Company manages the day to day dredging operations and has consolidated 100% of the assets, liabilities and results of operations of the joint venture after the Company obtained majority control effective April 1, 1998. A summary of the 1998 operations of the Joint Venture follows:

      Revenues                                                $3,062,903
      Operating costs and expenses                             2,260,390
      Operating income                                           802,513
      Minority interest                                         (401,256)
                                                              ----------
      Company's portion of income before income taxes         $  401,257
                                                              ==========

The company provided 100% of the funds to finance the joint venture's operations and all of its cash advances will be returned before any funds are distributed to IIC. The IIC minority interest in the net income of the joint venture since inception totaling $269,360 is shown as minority interest in the accompanying consolidated balance sheet at September 30, 1998.

RECLASSIFICATIONS

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) less preferred stock dividends by the weighted-average number of shares actually outstanding. Diluted income (loss) per share further considers the impact of common stock equivalents to the extent that they are dilutive. The Company's basic and diluted income (loss) per share are equivalent for both the three and nine months ended September 30, 1998 because the common stock equivalents are anti dilutive for both of these periods.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting of Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 had no impact on the Company's disclosures. SFAS No. 131 has been adopted in 1998 (see Note 6 for segment information). Additional information required by SFAS No. 131 will be included in the Company's 1998 annual financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING
ACTIVITIES

Interest paid totaled $553,086 and $ 140,571 in the nine months ended September 30, 1998 and 1997, respectively. State income taxes paid totaled $242,704 in the first nine months of 1998 (none in 1997). See Note 2 for information regarding common shares and debt issued for acquisitions and noncompete agreements. See
Note 5 for information regarding stock options issued for securing a line of credit.

2. ACQUISITIONS

1997 ACQUISITIONS

The Company acquired 3 companies in the plastic lumber business and 3 companies in the environmental services business in 1997. The $3,872,481 total purchase price for all six acquisitions consisted of 2,190,150 shares of common stock valued at an aggregate of $2,277,481 and cash payments totaling $1,595,000. Several of the acquisitions include non compete agreements and earnout provisions based on achieving specified profitability levels for key employees and former owners.

A summary of the allocation of the $3,872,481 aggregate purchase price of the 1997 acquisitions to net assets acquired follows:

      Working capital (deficit)                              $  (619,316)
      Long-term assets                                         2,813,281
      Long-term debt assumed                                  (1,965,040)
      Deferred tax liability                                    (815,885)
      Acquired intangibles                                     4,459,441
                                                             -----------
      Aggregate purchase price                               $ 3,872,481
                                                             ===========

1998 ACQUISITIONS

In January 1998, the Company acquired Green Horizon Environmental, Inc.("GHE"), an environmental services company located in Norristown, Pennsylvania. In February 1998, the Company acquired 55% of the stock of Consolidated Technologies, Inc. ("CTI"), an environmental recycling services company located in Norristown, Pennsylvania. Effective June 30, 1998 the Company acquired the remaining 45% of CTI. The $119,403 minority interest in the CTI losses prior to June 30, 1998 are combined with the minority interest in the joint venture with IIC in the accompanying income statements.

In March 1998, the Company acquired substantially all of the assets of Chesapeake Plastic Lumber, Inc. ("CPL"), a manufacturer of plastic lumber in Denton, Maryland. Effective April 30, 1998 the Company acquired 100% of the stock of Cycle-Masters, Inc. ("CMI"), a manufacturer of plastic lumber in Sweetser

Indiana. Effective June 30, 1998 the Company acquired 100% of the stock of Geocore, Inc. ("GCI") a small environmental services company in northern New Jersey.

The Company purchased substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. ("Trimax") with the approval of the U.S. Bankruptcy Court. The purchase is effective June 30, 1998 and includes two patents for the manufacture of structural plastic lumber. The $1,650,000 purchase price for Trimax assets included $650,000 of Company stock. In July 1998 the Company placed 109,474 shares of stock in escrow. The actual number of shares to be issued will be adjusted based on the average closing price of the Company's stock when the complete bankruptcy plan is approved in December 1998.

The $5,625,000 total purchase price for all of the 1998 acquisitions consisted of 553,474 shares of USPL common stock valued at an aggregate of $1,970,000, cash payments of $3,205,000 and issuance of $450,000 of debt. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners.

A summary of the allocation of the $5,625,000 aggregate purchase price of the 1998 acquisitions to the net assets acquired follows:

      Working capital (deficit)                               $  (61,124)
      Long-term assets                                         2,770,105
      Long-term debt                                                  --
      Deferred taxes                                             (90,374)
      Acquired intangibles                                     3,006,393
                                                              ----------
      Aggregate purchase price                                $5,625,000
                                                              ==========

All of the acquisitions in 1997 and 1998 have been accounted for as purchases. Accordingly, the results of operations of the acquired companies are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions has been recorded as acquired intangibles and is being amortized on a straight-line basis over a period of twenty years from the effective date of each acquisition.

The unaudited pro forma combined results of operations of the Company, and all of its subsidiaries for the nine months ended September 30, 1998 and year ended December 31,1997 are as follows:

                                                                 1998                 1997
                                                             -----------          -----------
      Net sales                                              $35,055,141          $38,150,503
                                                             ===========          ===========
      Net income (loss)                                      $   738,113          $(1,637,381)
                                                             ===========          ===========
      Diluted income (loss) per share                        $       .02          $      (.14)
                                                             ===========          ===========
      Weighted average shares used in computation             17,541,384           15,174,629
                                                             ===========          ===========

The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill, depreciation on revalued property and equipment. Per share amounts are calculated after preferred dividends are subtracted from net income. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period presented, or of future results of operations of the consolidated entities.

3. CAPITAL STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

Late in 1996, the Company initiated an offering of up to 250,000 shares of the Company's Series A Preferred Stock. The shares are nonvoting and have a 10% cumulative stock dividend payable semiannually The dividend is payable only in Series A Preferred Stock. No cash dividends will be paid. Each share is convertible into seven shares of the Company's common stock at the option of the stockholder or mandatorily on the date a registration statement, which would yield the Company $10 million in proceeds, is declared effective by the Securities and Exchange Commission ("SEC"). In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock will be entitled to receive, before the holder of any of the Common stock, the stated value of $20.00 per share plus any unpaid dividends. The Series A Preferred Stock can be redeemed at any time at the sole option of the Company for $25.00 per share. In 1998, 2,431 Series A shares were converted into 17,017 common shares.

A 5% stock dividend of 10,855 Series A shares was declared as of September 30, 1998 to shareholders of record on August 1, 1998. At September 30, 1998 approximately 228,012 Series A shares are outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

In May 1998 the Company initiated an offering to accredited investors of up to 250,000 shares of the Company's Series B Preferred Stock. The Series B shares have substantially the same rights and features as the Series A Preferred shares except that the stated and liquidation value of the Series B shares is $21.00 per share. As of September 30, 1998 the Company had received payments totaling $4,431,420 for 211,020 shares of Series B Preferred shares.

In the third quarter 47,794 Series B shares were converted into 334,558 common shares. A 5% stock dividend of 7,455 Series B shares was declared effective September 30, 1998 for the pro rata portion of the six month period that the Series B preferred shares were outstanding. Approximately 170,681 Series B shares are outstanding as of September 30, 1998.

STOCK WARRANTS

The Company previously issued 950,000 of Series A and 950,000 Series B warrants to purchase the Company common stock at $2.50 and $4.50 per share. The Company received $2,291,193 from the exercise of 916,477 Series A warrants in 1998. The 33,523 unexercised Series A warrants expired on June 30, 1998.

None of the Series B warrants were exercised and all 950,000 of the Series B warrants expired in the third quarter of 1998.

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


                                                                                       NUMBER OF
                                                                 WEIGHTED AVERAGE       OPTIONS
                                                                  EXERCISE PRICE      OUTSTANDING
                                                                 ----------------     -----------
       Outstanding at December 31, 1997                               $3.54             1,350,000
         Granted                                                       3.50               335,000
         Exercised                                                     2.50               (5,000)
         Canceled                                                      4.00             (100,000)
                                                                       ----             ---------
       Outstanding at September 30, 1998                              $3.53             1,580,000
                                                                      =====             =========
       Options exercisable at September 30,1998                       $3.46             1,186,668
                                                                      =====             =========

NONEMPLOYEE STOCK OPTIONS

Magellan Finance Corporation ("Magellan"), a stockholder, holds an option to purchase up to 235,789 shares of the Company's common stock at $1.77 per share. Magellan exercised 117,895 of the options in September 1998. The remaining 117,894 options expire on June 30, 1999. If Magellan does not exercise its option to purchase the shares, then the Company is obligated to issue the shares to certain USPLC stockholders at no cost. The Stout Partnership was granted 320,000 options at $2.25 per share in January 1998 in exchange for guaranteeing the Debt underlying the Line of Credit (see Note 5). Nonemployee stock option activity in 1998 is as follows:


                                                                                       NUMBER OF
                                                                 WEIGHTED AVERAGE       OPTIONS
                                                                  EXERCISE PRICE      OUTSTANDING
                                                                 ----------------     -----------

      Outstanding at December 31, 1997                                 $1.83              255,789
      Granted (see Note 6)                                              2.29              330,000
      Exercised                                                         1.77             (117,895)
      Canceled                                                          2.50              (20,000)
                                                                        ----            ---------
      Outstanding at September 30, 1998                                $2.15              447,894
                                                                       =====            =========
      Stock options exercisable at September 30, 1998                  $2.15              447,894
                                                                       =====            =========

STOCK RESERVED

At September 30, 1998, common stock was reserved for the following:

      USPL and CEI contingently issuable shares (see Note 4)                            4,573,686
      Conversion of Preferred Stock                                                     2,790,852
      Non employee stock options                                                          447,894
      Employee stock options                                                            1,580,000
      Shares and contingently issuable under earnout  provisions                          367,000
                                                                                        ---------
                                                                                        9,759,432
                                                                                        =========

4. COMMITMENT AND CONTINGENCIES

EARNOUT AGREEMENT

The Company has an earnout agreement which provides for 4,573,686 shares of the Company's common stock to be reserved for certain USPL stockholders, as defined, to be issued upon the Company meeting certain production or sales goals for plastic lumber product prior to December 31, 2000. The additional shares, if any, will be issued at their then current fair value and allocated to acquired intangibles as an additional cost of the reverse merger of Earth Care Global Holdings, Inc. into USPL in 1996 and the subsequent reverse merger with Clean Earth, Inc.

LEGAL PROCEEDINGS

The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

5. LINE OF CREDIT AND NEW CREDIT FACILITY

In January 1998, the Company obtained a $4,000,000 increase in its revolving line of credit bringing the total line of credit to $5,500,000. In connection with obtaining the line of credit, the Company granted 320,000 nonemployee stock options, exercisable at $2.25 per share. The $400,000 value of such options is being amortized as interest over the original 18 month term of the line of credit. On August 13, 1998 the Bank added $2,000,000 to the line, bringing the total line to $7,500,000, and extended the maturity date to

September 30, 1999. The line bears interest at .50% under the bank's prime rate and approximately $7,500,000 was outstanding under the line at September 30, 1998.

In October 1998 the Company negotiated a five year line of credit for $30,000,000 with a division of Southern Pacific Bank. The draws on the line are collateralized by specific equipment and/or inventory and eligible accounts receivable. The line bears interest at 1% over prime on inventory and receivable loans and 1.25% over prime on equipment loans. Loans secured by specific equipment are payable over 7 years in equal monthly installments with the unpaid balance due in October 2003. The total costs of obtaining the line aggregating approximately $825,000 will be amortized over the five year term of the agreement as interest expense. In October 1998 the Company made draws of $9,464,000 including $3,339,000 secured by accounts receivable and $6,125,000 secured by specific equipment. The proceeds were used to payoff the PNC Bank line and approximately $770,000 of loans secured by specific equipment at six subsidiary locations. Certain equipment loans were left in place for various business reasons.

6. SEGMENT REPORTING

The Company's sales generating operations are conducted through its Plastic Lumber Division and its Environmental Recycling Division. The operating results of the two segments are set forth as follows:

                                               THREE MONTHS                    NINE MONTHS
                                              ENDED SEPT. 30,                 ENDED SEPT. 30,
                                            -----------------               -------------------
                                            1998         1997               1998           1997
                                            ----         ----               ----           ----
Sales:
  Environmental recycling                $ 5,569      $ 5,387            $ 21,942        $11,014
  Plastic lumber                           5,145        3,335              11,447          5,444
                                         -------      -------            --------        -------
     Total Sales                        $ 10,714      $ 8,722            $ 33,389        $16,458
                                        ========      =======            ========        =======

Operating Income by Segment:
  Environmental recycling                  $ 545       $  810           $  2,657         $ 1,872
  Plastic lumber                             368           16               (283)           (287)
  Corporate                                 (387)        (391)            (1,043)         (1,055)
                                         -------       ------           --------         -------
     Total                               $   526       $  435           $  1,331         $   530
                                         =======       ======           ========         =======

Depreciation and amortization:
  Environmental recycling                 $  210       $   48           $    482         $   153
  Plastic lumber                             320          177                715             300
  Corporate                                   42           24                131             135
                                          ------      -------           --------         -------
                                          $  572       $  249           $  1,328         $   588
                                          ======       ======           ========         =======

The identifiable assets and capital expenditures of the respective segments is set forth below (in thousands):

                                                                                    SEPT. 30,   DEC. 31,
                                                                                      1998        1997
                                                                                    ---------   --------
Identifiable assets:
  Environmental recycling                                                          $20,061       $ 8,058
  Plastic lumber                                                                    23,176        15,113
  Corporate                                                                            679            --
                                                                                   -------       -------
                                                                                   $43,916       $23,171
                                                                                   =======       =======


                                                        THREE MONTHS                     NINE MONTHS
                                                       ENDED SEPT 30,                  ENDED SEPT. 30,
                                                    ---------------------           ---------------------
                                                      1998         1997               1998         1997
                                                    -------     --------            ---------    --------
Capital Expenditures
  Environmental recycling                           $1,431       $1,069            $ 3,791       $ 1,228
  Plastic lumber                                       922          375              2,451           659
  Corporate                                              3           --                  3            --
                                                    ------       ------            -------       -------
                                                    $2,356       $1,444            $ 6,245       $ 1,887
                                                    ======       ======            =======       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the three and nine month periods ended September 30, 1998 and 1997. This discussion should be read in conjunction with consolidated financial statements and notes thereto which are included elsewhere herein.

                                    BUSINESS

The Company has two distinct business lines-manufacturing plastic lumber and environmental recycling. The Plastic Lumber Division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities, made from 100% recycled high density polyethylene. The structural plastic lumber is manufactured under processes that are protected by patents.

The Environmental Recycling Division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. The Division also operates two plants providing thermal desorption and bioremediation of soil brought to the plants by third parties as well as its sister environmental service companies.

                              BUSINESS COMBINATIONS

The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. There were no acquisitions completed during the three months ended September 30, 1998.

COMPARISON OF THE THIRD QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue, for each of the Company's business segments for the periods indicated:


                                                   THIRD  QUARTER  ENDED SEPTEMBER 30
                                               --------------------------------------------
                                                 1998          %         1997           %
                                               -------       -----      -------       -----
                                                          (Dollars in Thousands)
Sales:
      Plastic Lumber                           $ 5,145        48.0      $ 3,335        38.2
      Environmental Recycling                    5,569        52.0        5,387        61.8
                                               -------       -----      -------       -----
      Total sales                               10,714       100.0        8,722       100.0

Cost of Sales:
      Plastic Lumber                             3,217        62.5        2,659        79.7
      Environmental Recycling                    3,910        70.2        4,017        74.6

Depreciation:
      Plastic Lumber                               229         4.5          134         4.0
      Environmental Recycling                      182         3.3           48         0.9
      Corporate                                      2         0.0            2         0.0

Selling, General and Administrative:
      Plastic Lumber                             1,240        24.1          483        14.5
      Environmental Recycling                      904        16.2          512         9.5
      Corporate                                    345         3.2          367         4.2

Amortization:
      Plastic Lumber                                91         1.8           43         1.3
      Environmental Recycling                       28         0.5           --          --
      Corporate                                     40         0.4           22         0.3
                                               -------       -----      -------       -----
           Total Operating Expenses             10,188        95.1        8,287        95.0
                                               -------       -----      -------       -----
           Total Operating Income                  526         4.9          435         5.0

Operating Income by Segment
      Plastic Lumber                               368         7.2           16         0.5
      Environmental Recycling                      545         9.8          810        15.0
      Corporate                                   (387)       (3.6)        (391)       (4.5)
                                               -------       -----      -------       -----
           Total Operating Income              $   526         4.9      $   435         5.0

                           CONSOLIDATED SALES AND OPERATING INCOME

The Company recognized increases in both sales and operating income for the third quarter ended September 30, 1998 compared to the third quarter of 1997. Sales increased $1,992,000 or 23% in the third quarter of 1998 to $10,714,000 from $8,722,000 in the comparable 1997 period. The increase was primarily due to contributions from acquired companies in both business segments during 1997 and 1998. The Plastic Lumber Division contributed $5,145,000 or 48%, of the total sales for the third quarter of 1998 compared with 38% in the comparable 1997 quarter.

Operating income increased by $91,000 or 21% during the third quarter of 1998 to $526,000 from $435,000 in 1997 due primarily to acquired businesses in the Plastic Lumber Division. The Plastic

Lumber Division also improved plant utilization with additional extrusion lines coming on stream in the third quarter of 1998.

                                SALES BY SEGMENT

Plastic Lumber Division sales increased 54% to $5,145,000 for the third quarter of 1998 compared to $3,335,000 in 1997. Revenue of $1,563,000 or 86% of the
total Plastic Lumber sales increase was due to the 1998 acquisitions of CPL, CMI and Trimax.

Environmental Recycling Division sales increased by $182,000 over the third quarter of 1997 due to the acquisitions of Waste Concepts, Inc. (WCI) in November 1997 and GHE in January 1998, the start up of Cartaret Biocycle (CBC) in July 1998 and the entrance into the beneficial re-use of dredging materials market during the second quarter of 1998. The aforementioned sales increases were substantially offset by delays in commencement dates of certain contracts in its $10 million backlog of environmental construction service contracts.

                                  GROSS PROFIT

Gross profit increased $1,367,000 in the third quarter of 1998 over the third quarter of 1997. The Plastic Lumber Division gross profit increased by $1,166,000 and the Environmental Recycling Division gross profit increased by $201,000. Plastic Lumber contributed 53% of the consolidated gross profit in the third quarter of 1998 compared with 29% in the third quarter of 1997. Acquisitions accounted for $523,000 of the $1,166,000 increase in Plastic lumber gross profit in the third quarter of 1998 and the remaining $643,000 came from increased capacity and manufacturing efficiencies at existing Plastic Lumber plants.

Cost of sales (including depreciation) as a percent of Plastic Lumber sales improved significantly from 84% in the third quarter of 1997 to 67% in the third quarter of 1998. Profitability improved at all of the Plastic Lumber plants from actions started in prior quarters including manufacturing efficiencies in the Tennessee flow mold facility. The capacity in the Wisconsin facility was tripled since the third quarter of 1997 to meet the increased demand on the Company's decking and accessory products.

Environmental Recycling cost of sales (including depreciation) improved slightly as a percent of sales from 76% in the third quarter of 1997 to 74% in the third quarter of 1998. Businesses acquired or started since the third quarter of 1997 contributed $799,000 of gross profit in the third quarter of 1998. The gross profit increase from acquired businesses was offset by a $598,000 reduction in gross profit on environmental construction contracts and soil remediation services resulting in a $201,000 net increase in Environmental Recycling gross profit. Gross profits from environmental construction contracts were negatively impacted by the aforementioned delays in starting several projects.

The Company expects to see increased gross profit levels in environmental construction services as the Company has already started several of the contracts in its $10 million backlog of contractual commitments. The opening of the CBC facility in late June 1998 contributed $379,000 of gross profit in the third quarter of 1998 and is expected to make an even greater contribution in the fourth quarter.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")

Consolidated S,G&A expenses (excluding amortization) increased $1,127,000 or 83% during the third quarter of 1998 compared to the third quarter of 1997. As a percentage of sales S,G &A expenses increased to 23% in the third quarter of 1998 from 16% for the same period in 1997. Acquisitions accounted for $623,000 or 55% of the increase with the remaining increase attributed to developing and maintaining a national sales distribution network for the Plastic Lumber Division. Corporate administrative expenses improved by $22,000 to 3% of sales in the third quarter 1998 from $367,000 or 4% of sales in the third quarter of 1997 despite making several acquisitions.

Plastic Lumber Division S,G&A expenses increased $757,000, from 14% of sales in the third quarter of 1997 to 24% of sales in the third quarter of 1998. Approximately $532,000 of the increase is attributed to the establishment of a national sales distribution network and centralized customer service center starting in the fourth quarter of 1997. The remaining $225,000 of the increase is due to acquisitions.

Environmental Recycling Division S,G&A expenses (excluding amortization) increased $392,000, from 9% of sales in the third quarter of 1997 to 16% of sales in 1998. The increase in S,G&A as a percent of revenue was due to acquisitions with higher expense ratios combined with the aforementioned lower environmental construction service sales in the third quarter of 1998.

                          DEPRECIATION AND AMORTIZATION

Depreciation expense increased $229,000 to $413,000 in the third quarter of 1998 compared to $184,000 in the third quarter of 1997 reflecting the increase in property, plant and equipment from both acquisitions and capital investments. Amortization expense increased $94,000 to $159,000 in the third quarter of 1998 from $65,000 in the third quarter of 1997 due to goodwill from acquisitions completed subsequent to the third quarter of 1997.

                                INTEREST EXPENSE

Interest expense increased $263,000 to $341,000 in the third quarter of 1998 from $78,000 in the third quarter of 1997. This was primarily a result of increased borrowings from the bank line of credit used to finance acquisitions, the start up of dredging operations, and Plastic Lumber Division plant expansion and debt service assumed from businesses acquired during 1997 and 1998. In addition, the third quarter of 1998 included $58,000 of amortization of the deferred financing costs to increase the line of credit at PNC Bank in January of 1998.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

The following table sets forth revenue with percentages of total revenue, and sets forth costs of sales, depreciation, selling, general and administrative expenses and amortization along with percentages of the applicable segment revenue, for each of the Company's business segments for the periods indicated:


                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                --------------------------------------------
                                                  1998          %          1997          %
                                                -------       -----      -------       -----
                                                        (Dollars in Thousands)
Sales:
      Plastic Lumber                            $11,447        34.3      $ 5,444        33.1
      Environmental Recycling                    21,942        65.7       11,014        66.9
                                                -------       -----      -------       -----
      Total revenue                              33,389       100.0       16,458       100.0

Cost of Sales:
      Plastic Lumber                              8,210        71.7        4,434        81.4
      Environmental Recycling                    16,798        76.6        7,594        68.9

Depreciation:
      Plastic Lumber                                535         4.7          233         4.3
      Environmental Recycling                       405         1.8          144         1.3
      Corporate                                       9         0.0            9         0.1

Selling, General and Administrative:
      Plastic Lumber                              2,805        24.5          997        18.3
      Environmental Recycling                     2,005         9.1        1,395        12.7
      Corporate                                     912         2.7          920         5.6

Amortization:
      Plastic Lumber                                180         1.6           67         1.2
      Environmental Recycling                        77         0.4            9         0.1
      Corporate                                     122         0.4          126         0.8
                                                -------       -----      -------       -----
           Total Operating Expenses              32,058        96.0       15,928        96.8

           Total Operating Income                 1,331         4.0          530         3.2

Operating Income by Segment
      Plastic Lumber                               (283)       (2.5)        (287)       (5.3)
      Environmental Recycling                     2,657        12.1        1,872        17.0
      Corporate                                  (1,043)       (3.1)      (1,055)       (6.4)
                                                -------       -----      -------       -----
           Total Operating Income               $ 1,331         4.0          530         3.2



                     CONSOLIDATED SALES AND OPERATING INCOME

The Company recognized significant increases in both sales and operating income for the nine months ended September 30, 1998 compared to the first nine months of 1997. Sales increased 103% for the first nine months of 1998 to $33,389,000 from $16,458,000 in the comparable 1997 period. Of the $16,931,000 increase in consolidated revenues, approximately $7,109,000 was attributable to acquisitions completed subsequent to the third quarter of 1997, $4,556,000 to the start up of dredging operations and the remaining $5,266,000 to internal growth.

Consolidated operating income increased by $801,000 or 151% to $1,331,000 for the first nine months of 1998 compared to $530,000 in the comparable 1997 period. The increase in operating income was due to businesses acquired subsequent to September 30, 1997, the entrance into the beneficial reuse of dredge material market in the second quarter and improved Plastic Lumber plant utilization.

                                SALES BY SEGMENT

Plastic Lumber Division sales increased by $6,003,000 or 110% to $11,447,000 in the first nine months of 1998 compared to $5,444,000 during the same period in 1997. Sales by the original plastic lumber companies and companies acquired before September 30, 1997 increased $3,744,000 to $9,188,000 for the nine months ended September 30, 1998 from $5,444,000 for the comparable 1997 period. This 69% increase in "same plant" sales is attributable to establishing a network of "stocking" distributors and selling to the mass merchant market in 1998. The remaining $2,259,000 of the increase in Plastic Lumber sales was due to the 1998 acquisitions of CPL, CMI and the assets of Trimax.

Environmental Recycling Division sales for the first nine months of 1998 were $21,942,000 an increase of $10,928,000 or 99% over the $11,014,000 for the first nine months of 1997. The acquisitions of WCI, GHE and GeoCore, Inc., which the Company acquired after the third quarter of 1997, contributed $3,933,000 or 36% of the total increase. The recently constructed CBC facility, which began treating contaminated soils bio-organically in June 1998, added sales of $657,000 or 6% of the increase. The entrance of CTI and the Company's Joint Venture into the beneficial reuse of dredge material market during the second quarter of 1998 generated $4,556,000 or 42% of the increase. The remaining $1,782,000 or 16% of the sales increase came from internal growth due to the vertical integration of newly acquired companies.

                                  GROSS PROFIT

Consolidated gross profit increased $3,443,000 or 85% to $7,496,000 for the nine months ended September 30, 1998 compared to $4,053,000 in comparable 1997 period. The increase was attributed to the acquired businesses from both business segments subsequent to the third quarter of 1997 and to the dredging operations performed during second quarter of 1998. Business units in both Divisions continued to eliminate and consolidate duplicate operating expenses during the first nine months of 1998 however, these units continued to incur certain non-recurring expenses associated with the unit combinations.

Plastic Lumber Division acquisitions in 1998 accounted for $830,000 or 43% of the $1,934,000 increase in Plastic Lumber Division gross profit in the first nine months of 1998. Approximately $631,000 or 33% of the increase came from the original Plastic Lumber operations and the expanded plant capacity. The remaining $473,000 or 24% of the increase in gross profit came from Plastic Lumber acquisitions completed in the first nine months of 1997.

Environmental Recycling Division acquisitions after September 30, 1997 accounted for $986,000 or 65% of the $1,509,000 increase in gross profit in the first nine months of 1998 over the same period of 1997. The opening of the CBC facility in late June 1998 contributed $379,000 of gross profit and the new dredging operations contributed $578,000 to gross profit for the first nine months of 1998. The soil remediation and environmental construction service companies' gross profit was $434,000 lower due to the aforementioned third quarter delays in the commencement dates of certain contracts in the $10 million backlog of environmental construction service contracts.

Cost of sales (including depreciation) as a percent of Plastic Lumber sales improved significantly from 86% in the first nine months of 1997 to 76% in 1998. Profitability improved at all of the Lumber plants from actions started in prior quarters including implementing manufacturing efficiencies in the Tennessee flow mold facility and tripling the capacity of the Wisconsin facility. The Plastic Lumber Division expects continued improvement in gross profit margins with the national distribution network for residential products, the expansion into industrial products, the addition of structural lumber and the further development of railroad ties.

Environmental Recycling Division cost of sales (including depreciation) increased as a percent of sales from 70% in the first nine months of 1997 to 78% in 1998. The higher gross margins from Environmental Recycling Division acquisitions was more than offset by the lower gross profit margins on environmental construction contracts. The Environmental Recycling Division expects to improve gross profit levels in environmental construction services and an even greater gross margin contribution from the CBC facility in the fourth quarter of 1998.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")

Consolidated S,G&A expenses increased $2,410,000 or 73% to $5,722,000 for the first nine months of 1998 from $3,312,000 in the comparable 1997 period. However, as a percentage of consolidated sales. S,G&A expenses improved from 20% for the first nine months of 1997 to 17% in the comparable 1998 period. Efficiencies in the Environmental Recycling Division more than offset Plastic Lumber costs incurred to establish a national sales distribution network. Also, Corporate administrative expenses improved to 3% of sales in the first nine months of 1998 from 6% in the comparable 1997 period despite making several acquisitions.

Plastic Lumber S,G&A expenses increased $1,808,000 or 181% for the first nine months of 1998 compared to the first nine months of 1997.. Acquisitions made since the beginning of 1997 accounted for $626,000 or 35% of the Plastic Lumber increase. Plastic Lumber S,G&A as a percent of sales increased from 18% in the first nine months of 1997 to 25% in 1998. The Plastic Lumber Division incurred significant expenses developing and maintaining a national sales distribution network and a centralized customer service center. These expenses included adding a Vice President of Sales, regional sales and product line managers as well as personnel for customer service. The Plastic Lumber Division also incurred significant advertising, trade show and travel expenses to increase the Company's sales coverage and to integrate acquired manufacturing operations with existing manufacturing plants. The Plastic Lumber Division also continued to invest in research and engineering to commercialize the structural lumber and railroad tie product lines.

Environmental Recycling Division S,G&A expenses improved from 13% of related revenue in the first nine months of 1997 to 9% in the comparable 1998 period, despite making several acquisitions and starting up the dredging operations.

                                INTEREST EXPENSE

Interest expense increased $591,000 to $731,000 for the nine months ended September 30, 1998 over the same period in 1997. The increase is the result of increased borrowings from the bank line of credit to finance acquisitions, the start up of dredging operations and additional Plastic Lumber plant capacity. It also includes debt service assumed from businesses acquired during 1997 and 1998 and $178,000 of amortization of deferred financing costs of increasing the line of credit at PNC Bank in December of 1997. Total debt (including amounts owed to affiliates) increased by $10,582,000 or 288% from $3,675,000 at September 30, 1997 to $14,258,000 at September 30, 1998. Excluding the $178,000 amortization of deferred financing costs, interest expense increased by $412,000 or 292% which is proportional to the increase in total debt.

                          DEPRECIATION AND AMORTIZATION

Depreciation expense increased $563,000 or 146% during the first nine months of 1998 compared to the same period in 1997 reflecting the increase in plant and equipment from both acquisitions and continued capital investments. Amortization expense increased $177,000 for the first nine months of 1998 over the comparable 1997 period, due to goodwill from acquisitions completed during 1997 and the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $61,065 a decrease of $1,110,000 from December 31, 1997 to September 30, 1998. cash used in operating activities was $5,630,000. The significant increase in revenues during the last 2 quarters resulted in a significant increase in accounts receivable and Plastic Lumber inventories. The Company used $1,110,000 of cash and the line of credit with PNC Bank to finance the increase in accounts receivable and inventories in excess of the increase in accounts payable and accrued expenses. The Company also used the line of credit to fund development of the dredge soil reclamation site and the working capital needed to start up the dredging operations of both Consolidated Technologies and the Joint Venture.

Cash used in investing activities was primarily for capital expenditures. The Environmental Recycling Division made capital expenditures totaling $3,791,000 including $2,212,000 for the Carteret Biocycle facility, $639,000 for dredge material handling and mixing equipment, $516,000 for environmental construction service equipment and $349,000 to improve its Delaware soil remediation plant. The Plastic Lumber Division used $2,451,000 to purchase machinery and equipment to expand capacity at the Wisconsin, Indiana and Tennessee manufacturing facilities and to establish structural lumber and railroad tie production lines in its Tennessee facility. The Company also used a total of $2,761,000 to acquire companies with plant & equipment valued at $2,561,000.

Cash provided by financing activities totaled $13,526,000, including $7,275,000 of net additional debt and $6,251,000 of equity financing. Proceeds from new borrowings totaled $9,401,000 including $443,000 (net of a $2,400,000 repayment) from affiliates, $778,000 from an equipment leasing company, $736,000 from an insurance premium financing company, $550,000 from state governmental agencies and $340,000 financing for equipment. The remaining $6,554,000 was primarily drawn from the PNC Bank expanded and extended line of credit. Repayments of notes payable totaled $1,919,000 and included paying $456,000 of debt assumed in acquisitions. Equity financing included $2,291,000 in proceeds from the exercise of A warrants and $3,948,000, net of expenses, from a Private Placement of Series B Preferred Stock, primarily during the second quarter of 1998.

In January 1998, the Company obtained a $4,000,000 increase in its line of credit from PNC Bank to $5,500,000 with repayment originally due on June 30, 1999. The line was secured by certain assets of the Company and personal guarantees of members of Stout Partnership. In addition to the personal guarantees, the individual members of the partnership pledged $2,000,000 in cash and securities to PNC Bank on behalf of the Company. August C. Schultes, III, and Gary J. Ziegler, both directors of the Company, are individual partners in Stout Partnership. Mark S. Alsentzer, Chairman and President of the Company is also an individual partner in Stout Partnership. The line was increased to $7,500,000 and the term extended to September 30, 1999 in the third quarter of 1998. As of September 30, 1998, the Company had borrowed a total of $7,499,000 against the PNC line of credit. The proceeds were used primarily to fund development of the dredge soil reclamation site, continued investments in the Carteret Biocycle plant and working capital needed for significant increases in sales. In October 1998 the PNC Bank line was paid off with proceeds from the $30 million asset based line from a division of Southern Pacific Bank.

In March 1998, the Company secured financing from an equipment leasing company for six plastic extruder lines to increase plant capacity at the Wisconsin plastic lumber manufacturing facility. A total of $778,000 of equipment was financed at 8.6% interest with payment due in 60 equal monthly installments of $15,470, including interest, and a final payment of $38,900. Payments commenced in July and the capitalized lease is secured by the related equipment at the Wisconsin plant.

In July 1998, the Company completed a Series B Preferred Stock Offering. The Company raised $3,947,632, net of expenses totaling $483,368, from the sale of 211,020 shares of Series B Preferred Stock at $21.00 per share. The Series B Preferred Stock has a cumulative 10% stock dividend and each preferred share is convertible into seven common shares.

In July 1998, the Company obtained loans totaling $550,000 from state governmental agencies secured by dredge material mixing equipment at the soil reclamation site in Pennsylvania. The loans are secured by the equipment and are payable over 5 years with interest at 5% on $300,000 and at 5.5% on $250,000. The company also financed $340,000 of loading equipment at the CBC plant with an equipment financing company. The loan is payable over 3 years with interest at 6%.

The Company will require additional working capital for the environmental recycling operations, especially for the dredging opportunities being pursued by the Company. Although, there are no material commitments in place currently for capital expenditures, the Company also anticipates requiring additional working capital to expand and upgrade its plastic lumber manufacturing facilities as sales levels increase and as the structural lumber and railroad tie products begin to take hold within their markets. The Company also anticipates using working capital to fund research and development costs with respect to its new products.

The Company continues to seek acquisition candidates that can be vertically integrated into either the recycled plastic lumber or environmental recycling operations. In the recycled plastic lumber operation, targeted companies include manufacturers and distributors of recycled plastic products as well as raw material regrind operations. In the environmental recycling operation, targeted companies include soil recycling companies and construction companies involved in on-site clean-up and companies with specialized technologies for beneficial reuse of dredge material, ash and biosolids.

In October 1998 the Company completed negotiations on a $30 million credit facility with a division of Southern Pacific Bank (see note 5 to the accompanying financial statements). The revolving credit portion of the line is secured by eligible accounts receivable and inventories. Specific long-term assets have been pre-approved and will be pledged as collateral in direct relation to funds drawn against the line. In October 1998 the Company used this line to pay off the aforementioned PNC Bank line and $690,000 of notes payable secured by equipment at six subsidiary locations. The additional unused portion of the line will be used to expand existing operations, increase working capital and to finance acquisitions.

The Company believes that the revolving credit facility, the funds expected to be generated from operations and possible private equity offerings will provide adequate cash to fund the Company's working capital and other cash needs for the foreseeable future.



                                   SEASONALITY

The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freeing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months.


                                 YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company's accounting software is year 2000 compliant at all subsidiaries except three. The Company plans to upgrade those three subsidiaries' systems to a Year 2000 compliant system in 1999. The Company is in the process of conducting an internal audit of its non-information technology systems (e.g. manufacturing equipment imbedded computer systems) and its major customers and vendors to determine what issues, if any, exist. Upon completion of its internal audit, the Company will evaluate the full scope of issues, related costs, and available remedies to insure the Company's non-information technology systems and those of its major customers and vendors continue to meet its internal needs. Anticipated costs for system and software modifications, if any, will be expensed as incurred.

Based on its preliminary review, the Company does not anticipate a material financial impact as a result of the Year 2000 Issue nor does it anticipate any material financial expenditures to remedy the Year 2000 date change within its own software. However, the Company has no control over Year 2000 compliance by the customers and vendors of the Company. If the Company's customers and vendors are not in Year 2000 compliance, this could provide a material adverse financial impact to the Company, however the Company believes it is unlikely based on the nature of its business, customers and vendors.


                        RECENT ACCOUNTING PRONOUNCEMENTS

Set forth below are recent accounting pronouncements which may have a future effect on the Company's financial reports and disclosures. These pronouncements should be read in conjunction with the significant accounting policies which are set forth in the notes to the Company's annual consolidated financial statements included in its Form 10-KSB filed with the Securities and Exchange Commission.

In June 1997, FASB issued SFAS No. 131 "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. See note 6 to the financial statements.

SFAS No. 131 also requires that public business enterprises report certain information about their products and services, the geographical areas in which they operate and their major customers. The Company intends to provide any additional information required in its annual financial statements. However, the Company does not believe that implementing this pronouncement will have a significant impact on its financial statement presentation or disclosures.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceeding

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

Item 2. Changes in Securities and Use of Proceeds

Issuances of unregistered shares during the three months ended September 30, 1998 are as follows:

On July 7, 1998, the Company issued 5,000 shares of common stock to a former executive officer in exchange for $12,500 pursuant to a stock option grant in 1996.

On July 30, 1998, the Company issued 10,017 shares of common stock to a preferred shareholder who decided to convert 1,431 shares of Series A Preferred Stock.

On August 12, 1998, the Company issued 50,001 shares of common stock to a preferred shareholder who decided to convert 7,143 shares of Series B Preferred Stock.

On August 17, 1998, the Company issued 3,200 shares of common stock to an employee as an employment incentive bonus.

On September 4, 1998, the Company issued 2,833 shares of common stock to a former employee in settlement of litigation against the Company.

On September 15, 1998, the Company issued 30,000 shares of common stock to a financial consultant as compensation for consulting services to be performed over a three month period.

On September 23, 1998, the Company issued 283,339 shares of common stock to a preferred shareholder who decided to convert 40,477 shares of Series B Preferred Stock.

On September 30, 1998, the Company issued 117,895 shares of common stock to a shareholder in exchange for $208,674 pursuant to the exercise of a 1996 stock option grant.

The Series A and Series B Convertible Preferred Stock and the underlying common stock were registered with the SEC effective July 22, 1998.

All of the other transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. The securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption from registration.

The cash proceeds totaling $221,174 from two of these transactions will be used for general corporate purposes.

Item 5. Other Information

Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 15, 1999. As to all such matters which the Company does not have notice on or prior to March 15, 1999, discretionary authority shall be granted to the persons designated in the Company's proxy related to the Meeting to vote on any such proposal. This change in procedure does not affect the Rule 14a-8 requirements applicable to inclusion of stockholder proposal in the Company's proxy materials related to the Meeting. A stockholder proposal regarding the Meeting must be submitted to the Company at its office located at 2300 Glades Road, Suite 440W, Boca Raton, FL 33431, by December 29, 1998, to receive consideration for inclusion in the Company's 1999 proxy materials. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

               4.1  Coast Business Credit Loan and Security Agreement

              27.1 Financial Data Schedule for the nine months ended September 30, 1998

         (b) Reports on Form 8-K

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 /s/ Mark S. Alsentzer
                                                 ------------------------------
                                                 Mark S. Alsentzer, Chairman
                                                 CEO and President




                                                /s/ Michael D. Schmidt
                                                -------------------------------
                                                Michael D. Schmidt, Chief
                                                Financial Officer