Form 10KSB
period 1998-12-31
U S PLASTIC LUMBER CORP
filed 1999-03-30
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                            ------------------------

                                  FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                        COMMISSION FILE NUMBER 000-23855

                        U.S. PLASTIC LUMBER CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                            ------------------------

                    NEVADA                                       87-0404343
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                            ------------------------

          2300 W. GLADES ROAD, SUITE 440 W, BOCA RATON, FLORIDA 33431
                                 (561) 394-3511
   (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES AND PLACE OF
                                   BUSINESS)

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
        COMMON STOCK, PAR VALUE $.0001                              N/A

     Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year was $45,704,940.

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 26, 1999 based on the average bid and asked price on such date, being $8.00 per share, was $110,467,568. The aggregate market value of the common stock underlying the preferred stock held by non-affiliates of the registrant on February 26, 1999 was $16,177,728.

     The number of shares outstanding of the registrant's common stock as of February 26, 1999 is 20,299,535.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PART III: Portions of the Registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year. Certain exhibits are incorporated by reference to the Registrants' Registration Statements on Form SB-2 and Amendments thereto filed with the Securities and Exchange Commission on February 11, 1998 and July 22, 1998.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     U.S. Plastic Lumber Corporation (the "Company"), a Nevada Corporation, is a manufacturer and marketer of recycled plastic lumber products and a provider of environmental recycling services. It was incorporated in June 1992. In March 1996, when the Company acquired Earth Care Global Holdings, Inc. ("Earth Care") as a wholly owned subsidiary, through the acquisition of all the issued and outstanding stock of Earth Care in a reverse merger stock for stock exchange (the "Acquisition") it changed its name from Educational Storybooks International, Inc. to U.S. Plastic Lumber Corporation.

     The Company has two distinct business lines. One operation, U.S. Plastic Lumber Ltd., manufactures structural and non-structural plastic lumber and fabricates a variety of accessory products, such as park and site amenities, made from 100% recycled high density polyetheylene. As a result of the recent acquisition of the Eaglebrook companies, the Company now also manufactures a composite product made from plastic and wood fiber in addition to plastic sheet products for the packaging industry. The second operation, Clean Earth, Inc., provides environmental recycling services including fixed based plants providing thermal desorption and bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services.

     Within the plastic lumber division, the Company owns and operates seven manufacturing, processing and fabrication facilities in the U.S. The primary product produced in five of these plants is plastic lumber profiles made from recycled plastic waste. Recycled plastic lumber is manufactured in a variety of colors, profiles and shapes including standard lumber dimensions and many custom engineered profiles and shapes. The sixth plant is a fabrication facility which manufactures value-added products made from the Company's recycled plastic lumber. The seventh plant is a recycled plastic processing facility which includes washing, grinding and pelletizing of post consumer and post industrial plastic waste. The Eaglebrook operation also provides the Company with a plastic processing facility. Some of this material is used to supply the raw material needs of the Company's lumber manufacturing facilities. Plastic lumber's principal intended use is as an environmentally friendly and non-toxic alternative to pressure treated lumber and rain forest hardwoods, which is suitable for and provides superior performance in most outdoor applications.

     Within the environmental operations, the Company operates three facilities. The first plant treats and recycles soil that has been contaminated with petroleum hydrocarbons and similar compounds through a process known as thermal desorption. The Company's second plant treats and recycles soil through a process which is bio-organic in nature. Finally, the Company has a plant that recycles oils, solvents and heavy metal contaminated waste.

     U.S. Plastic Lumber Ltd. is comprised of two wholly owned subsidiaries:
Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc.

     The Company's plastic lumber operation manufactures plastic lumber from recycled waste plastic, and in some instances plastic composite lumber with additives including fiberglass, to produce a high quality, long lasting alternative to pressure treated lumber that provides superior performance in outdoor uses and is suitable for most nonstructural and structural applications and other products with wood fiber as an additive. The Company has a license to use a patented technology and also owns two patents to manufacture structural plastic lumber. By producing a high quality recycled plastic lumber product, the Company conserves natural resources by reducing the need for lumber products made from wood and at the same time reduces the amount of plastic waste going into landfills while providing a longer lasting, useful product. The Company's plastic lumber products are intended as an excellent replacement for pressure treated lumber, which is injected with toxic chemicals to retard decay and insect infestation. Plastic lumber is not subject to decay or insect infestation and so will outlast wood, especially in applications exposed to moisture. Recycled plastic lumber is environmentally friendly in that it eliminates potential pollution from leaching of such toxic chemicals into the environment.

     Clean Earth, Inc. operates plants in New Castle, Delaware, Carteret, New Jersey and Kearny, New Jersey. It also owns an environmental construction company: Integrated Technical Services, Inc. (ITS), in Winslow, New Jersey. Clean Earth, Inc. also owns Consolidated Technologies, Inc. (CTI) which provides beneficial re-use of dredge materials and is an important factor to the Company's plans to bid on major dredge disposal contracts.

     The Company's Clean Earth operation, which offers environmental recycling services, operates several subsidiaries. Clean Earth of New Castle, Inc. (CENC) operates a low temperature thermal desorbtion treatment plant that ensures that contaminated soil is treated in accordance with local, state and federal regulations. This thermal treatment process removes petroleum hydrocarbons from the soil and has been recognized by federal and state agencies (including Delaware, New Jersey, New York, Maryland and Pennsylvania) as a cost effective technology. Contaminated solids, soils and construction debris are recycled and reused in construction and industrial applications. The Company's recycling center in New Castle, Delaware is in a prime location for servicing the Northeast and Mid-Atlantic regions, where extensive remodeling and rebuilding of infrastructure and abandoned industrial property is ongoing. This division also operates Carteret Biocycle Corp., (CBC) a bioremediation plant located in Carteret, NJ, which also removes petroleum hydrocarbons from soil. The plant is similar to the CENC facility except that its process involves bio-organic destruction of petroleum hydrocarbons whereas the CENC facility uses low temperature thermal desorbtion to remove petroleum hydrocarbons from the soil. The Clean Earth division also has a subsidiary, S & W Waste, Inc. which is involved in the recycling and beneficial re-use of industrial wastes. The plant is a permitted RCRA facility. The remaining environmental recycling subsidiaries, Integrated Technical Services, Inc. and Consolidated Technologies, Inc., are involved in beneficial re-use of waste products, upland re-use of dredge materials in strip mines and brownsfield properties, environmental construction services, and on-site recycling services.

  Forward Looking Statements

     When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, the Company's history of operating losses, demand for products and services of the Company, access to capital, dilution, expertise, Year 2000 risks, newly developing technologies, loss of permits, conflicts of interest and related party transactions, regulatory matters, protection of technology, environmental concerns, ability to implement Company's growth strategy, seasonality, operating hazards and insurance coverage, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the effects of competition and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Subsequent Events

     On January 28, 1999, the Company acquired its largest competitor in the recycled plastic lumber industry, Eaglebrook Plastics, Inc. ("Plastics") and Eaglebrook Products, Inc. ("Products") with cash, a convertible debenture and the issuance 1,668,025 shares of the common stock of the Company. Plastics operates a recycled plastic processing plant including the washing, grinding and pelletizing of post-consumer and post-industrial plastic waste and providing the raw material for many of the manufacturing operations of the Company. Products is a manufacturer of recycled plastic lumber and composite plastic lumber utilizing an automated continuous flow extrusion process with vacuum calibration forming technology similar to that in the other manufacturing plants owned by the Company.

     The special products and additional dimensional lumber capacity complement the Company's existing products and provides the Company with a dominant manufacturing capacity in the industry. This acquisition is important to the Company due to a number of factors: (i) it provides the Company with the status of being the largest manufacturing of recycled plastic lumber in the industry; (ii) it provides the Company with a product line that management of the Company believes will provide the Company with significant inroads into the alternative wood market, aside from 100% recycled plastic products; (iii) it provides significant vertical integration aspects relative to plant consolidation, increased purchasing power and greater efficiency in operations; (iv) it provides a top-notch management team to manage the entire plastic lumber division of the Company; (v) it increases the distribution network of the Company; and the Company believes it will generate strong cash flow and operating profits. The Eaglebrook companies had gross sales in 1998 of $22,145,000 before $1,706,000 of intercompany eliminations with operating income of $1,325,000. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     On January 7, 1999, the Company executed a contract to acquire the all of the stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA which is very similar to the Company's soil remediation facility in New Castle, DE and has been a competitor of the Company. AWI provides environmental services which are very similar to that provided by the Company environmental services division. The Company signed a Management Contract on January 7, 1999 taking over all responsibility for day to day management and financial control of SRP and AWI as of that date. Unaudited sales of SRP and AWI, prior to intercompany eliminations, for year ended December 31, 1998 were $14,922,000 with unaudited net income of $2,025,000. The Company finalized its transaction with Brass on or about March 18, 1999. The Company purchased Brass for cash plus 1,000,000 shares of the Company's common stock plus 1,500,000 warrants to purchase the Company's common stock.

  History and Development of the Company

     In March 1996, the Company entered into an Agreement and Plan of Reorganization with Earth Care Global Holdings, Inc. ("Earth Care"), a manufacturer and marketer of recycled plastic products. Pursuant to the Agreement, the Company effected a reverse split of its common stock on a 1 for 16 basis, and then issued 4,196,316 post split shares of its authorized but previously unissued common stock to acquire all the issued and outstanding stock of Earth Care in a stock for stock exchange (the "Acquisition") which was intended to be a tax free reorganization under Section 368(a) of the Internal Revenue Code. See "Certain Transactions" for additional information.

     In April 1996, the Company acquired all of the assets of DuraTech Industries, a manufacturer of recycled plastic lumber, recycled plastic shapes and value added products located in Lake Odessa, Michigan since 1986. This acquisition doubled the Company's recycled plastic lumber sales at that time.

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

     In January 1997, the Company acquired Recycled Plastics Industries, Inc.
(RPI), located in Green Bay, Wisconsin. RPI, formed in 1989, is a manufacturer of specialty profile recycled plastic lumber products. RPI's production process utilizes an automated continuous flow extrusion process with vacuum calibration forming technology.

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

     In June 1997, the Company acquired EnviroPlastics Corporation ("EPC"), in Auburn, Massachusetts, which operates a recycled plastic processing plant including the washing, grinding and pelletizing of post-consumer and post-industrial plastic waste. A significant portion of the sales of EPC for the year ended December 31, 1998 were from one major customer, Dupont, with which EPC has an exclusive contract to provide pelletized, post-consumer feedstock product.

     In June 1997, the Company formed Carteret Biocycle Corp. ("CBC") as a wholly owned subsidiary of Clean Earth, Inc. CBC has an 80,000 square foot soil recycling facility, on a 5-acre leased parcel in Carteret, New Jersey. This facility recycles contaminated soils utilizing a bio-organic technology of removing contaminants. The plant has the capacity to process approximately 320,000 tons of contaminated soil annually. This is an estimate of the plant's potential capacity and there can be no assurances that these results may be achieved or that the plant will operate at full capacity year round. CBC has entered into a 30 year ground lease with two additional ten year options at a rental cost of $210,000 per year for the initial 30 year term. CBC simultaneously entered into a License and Operating Agreement with S D & G Aggregates, Inc. which holds a license to operate a recycling operation on the leased premises. CBC also has a right of first refusal to lease an adjacent 17 acre parcel for potential dredge transfer operations in conjunction with CTI's dredging operations.

     In July 1997, the Company formed a joint venture partnership with Interstate Industrial Corp. of Clifton, New Jersey to bid on dredging and upland disposal projects. The joint venture company does business as Interstate/U.S. Plastic Lumber Corp. joint venture.

     In November 1997, the Company acquired Waste Concepts, Inc. ("WCI") as a wholly owned subsidiary of Clean Earth, Inc. WCI is primarily involved in removing and recycling large volumes of waste products for beneficial reuse as well as providing construction and permitting services for reuse and disposal of dredge materials. The Company plans to expand its operations to include large volume handling of dredge material and incinerator ash.

     In January 1998, the Company acquired Green Horizon Environmental, Inc. ("GHI") as a wholly owned subsidiary of Waste Concepts, Inc. GHI is primarily involved in removing and recycling large volumes of incinerator ash, paper pulp and sewer sludges for beneficial reuse in strip mines. GHI has also been actively involved with the beneficial re-use of dredge materials and incinerator ash and is a critical component of the Company's plans to expand its dredging operations. It operates in the same market area as Waste Concepts, Inc. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In February and June 1998, the Company acquired an additional interest in Consolidated Technologies, Inc. ("CTI") having previously been a 25% minority stockholder as of November, 1997. The Company now owns 100% interest in CTI. CTI was a start-up company at the time of the initial investment by the Company, but it has the only permit with the Commonwealth of Pennsylvania to allow it to dispose of dredge materials mixed with municipal ash to create a grout like substance used in the reclamation of strip mines. CTI's permits will enable the Company to bid on dredge projects within reasonable transportation distance from the strip mine locations in Pennsylvania. See "Certain Transactions" and "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

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

     In May 1998, the Company acquired Cycle-Masters, Inc. ("CMI") which owns and operates a plastic lumber manufacturing facility in Sweetser, Indiana. CMI provides the Company with additional manufacturing capacity and institutional sales for our plastic lumber division. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In June 1998, the Company acquired GeoCore, Inc. ("GCI") which operates an environmental services company in New Jersey. GCI provides the Company with additional remediation services to offer its customer base, including tank cleaning and remediation services. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In June 1998, the Company acquired substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. Trimax was a manufacturer of structural plastic lumber made from recycled plastic and operated in Ronkokoma, Long Island. Polymerix owned two patents relative to the structural lumber manufacturing process. These assets were purchased by the Company with the approval of the U.S. Bankruptcy Court for the Eastern District of New York as Trimax and Polymerix had filed a bankruptcy petition in January 1998. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In December 1998, the Company acquired S & W Waste, Inc., a RCRA facility that recycles and provides beneficial re-use of industrial waste and disposes of contaminated materials. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     The Company implemented a corporate restructuring as of December 31, 1998 in which it merged many of the subsidiaries together. Recycled Plastic Industries, Environmental Specialty Products, EnviroPlastics, Earth Care of the Midwest, Earth Care of Tennessee, Chesapeake Plastic Lumber, and CycleMasters were merged into U.S. Plastic Lumber Ltd. Within the environmental division, Green Horizon Environmental was merged into Waste Concepts Inc, then Waste Concepts Inc and GeoCore were merged into Integrated Technical Services. Advanced Remediation & Disposal had previously been merged into Integrated Technical Services.

  Corporate Structure

     The Company is a holding company for the Company's wholly owned subsidiaries: (i) U.S. Plastic Lumber Ltd., a Delaware corporation, which has been formed to act as a holding company for all operating recycled plastic lumber subsidiaries, (ii) Clean Earth, Inc., a Delaware corporation, is the holding company which owns all operating environmental recycling subsidiaries, and (iii) U.S. Plastic Lumber Finance Corporation, a Delaware holding company established to provide financing to the subsidiaries of the Company. The following is a list of the Company's indirect subsidiaries:

        U.S. Plastic Lumber Ltd. Subsidiaries:
          Eaglebrook Plastics, Inc., an Illinois corporation
          Eaglebrook Products, Inc., an Illinois corporation

        Clean Earth Inc. Subsidiaries:
          Clean Earth of New Castle, Inc., a Delaware corporation Integrated Technical Services, Inc. a Delaware corporation Carteret Biocycle Corp., a Delaware corporation
         Consolidated Technologies, Inc., a Pennsylvania corporation
         S & W Waste, Inc., a New Jersey corporation
         Soil Remediation of Philadelphia, Inc., a Delaware corporation Allied Waste, Inc., a Delaware corporation

        U.S. Plastic Lumber Finance Corporation Subsidiaries:
          U.S. Plastic Lumber IP Corporation, a Delaware corporation

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

     The Company's recycled plastic lumber products are primarily made from 100% recycled, post-consumer and post-industrial plastics and are used for numerous municipal, commercial and residential applications. With the acquisition of the Eaglebrook companies, the Company now also manufactures a composite lumber product consisting of plastic and wood fiber. This non-toxic material is an environmentally friendly alternative to pressure treated lumber and rare woods and provides superior performance for most nonstructural, outdoor applications where traditional wood is subject to moisture damage and rotting. The Company also produces structural plastic lumber manufactured from a patented process. Recycled plastic lumber products offer these unique advantages:

     - Environmentally friendly and non-toxic

     - Virtually maintenance free

     - Saves trees and reduces use of exotic rain forest hardwoods

     - Can be worked with conventional tools

     - Aesthetically pleasing wood-like textured surface

     - Splinter proof -- never rots

     - Not affected by termites, ants or other wood borers

     - No splitting, cracking or chipping

     - Holds nails and screws 40% better than wood

     - No toxic leaching into soil or groundwater

     - Most graffiti easily washes off

     Products built with the Company's recycled plastic lumber have the appearance of freshly stained or painted wood but the longevity and maintenance-free qualities of plastic. Recycled plastic products are an ideal replacement for wood, metal and concrete in numerous applications, including most non-structural exterior functions. Some of the potential applications are:

     - Decking, including supporting structures and railings, for residential and commercial projects

     - Commercial, municipal and residential applications such as park benches, picnic tables, trash receptacles, stadium seats, planters, and endless other uses

     - Trailer, farm equipment and railroad box car flooring

     - Industrial applications such as pallets, walkways in chemical plants, catwalks on factory roofs, coil cradles and other specialized applications

     - Sanitary animal pen flooring

     - Railroad ties

     - Sea pilings and marine bulkheads

     Manufacturing

     The Trenton, Tennessee manufacturing facility currently has three closed mold forming extruders and one continuous flow extruder. The focus of the production in Tennessee is large dimensional plastic lumber, such as structural lumber, engineered products such as marine piling cores, retaining wall timbers and prototype products including the railroad crosstie, highway guardrail posts, and highway spacer blocks. This facility also produces plastic in assorted specialty shapes such as bench ends and table legs produced in a mold rather than an extruder.

     The Green Bay, Wisconsin manufacturing facility (approximately 36,000 sq. ft.) operates seven extruders that utilize a vacuum calibration continuous flow forming line. This process allows for the manufacture of many special profiles, in any length, that are not able to be produced with conventional roll forming or closed mold systems. The facility will also manufacture the Company's "Carefree Decking Systems"(R), a specialty product used for decks and rail systems in commercial and residential applications.

     The Chicago, Illinois manufacturing facility (approximately 260,000 sq. ft.) operates twelve extruders that utilize a vacuum calibration continuous flow forming line. This process allows for the manufacture of many special profiles, in any length, that are not able to be produced with conventional roll forming or closed mold systems. This facility also provides processing of post consumer and post industrial plastics utilized by the Company as raw material. This facility is the headquarters of all of the plastic lumber operations of the Company. One of the specialty products developed at this facility is the "Smart Deck"(R), a composite product, consisting of plastic and wood, used for decks in commercial and residential applications. The Smart Deck(R) product line was developed to compete directly with several manufacturers of composite deck product throughout the country. An addition, a 100% plastic sheet product DuraPack(R) is manufactured at this facility to service the packaging industry.

     The Sweetser, Indiana manufacturing facility currently has three extruders utilizing continuous flow production. It produces lumber product primarily for industrial and commercial customers. The product in this facility is often customized to meet the specifications of an OEM manufacturer.

     The Denton, Maryland manufacturing facility currently has three extruders utilizing continuous flow production. It produces lumber product similar to that of the Green Bay facility. The plant contains 80,000 square feet providing the Company with critical space suitable for production capacity expansion in the event such is needed.

     During 1998, the fabrication facilities in Mulliken, Michigan and Guasti, CA housed the assembly process that fabricates most of the value added products sold by the Company such as picnic tables, park benches and trash receptacles. A regional sales office is also maintained at these locations. The Michigan facility will be closed during 1999 due to its proximity to the Chicago facility acquired by the Company in January, 1999, to streamline costs and increase efficiency. The Chicago facility also provides fabrication of value added products on behalf of the Company.

     The Company's manufacturing process involves proprietary technologies and specialized manufacturing equipment that was custom built or modified to the Company's specifications. The manufacturing process utilizes granulated and/or densified recycled plastic, which in certain cases, contains additives formulated for desired end use characteristics of the product. A key advantage of the process is the ability to utilize plentiful, recycled plastic waste to create a consistent material that can be extruded into a desired shape. While the end product maintains many of the desirable properties of traditional wood materials, it also has superior characteristics such as moisture resistance which give it an advantage over wood for many applications.

     The primary product of the Company's manufacturing process is plastic lumber in various sizes ranging from 3/8" x 1", to 10" diameter profiles in various lengths. The Company also markets and sells various engineered or value added products for specific applications, in which the plastic lumber is used to make the finished product.

     The manufacturing process primarily uses 100% recycled plastic raw material and consists of three stages. First, the recycled plastic materials received at the plant are identified and categorized by resin type. These materials are processed through a series of grinding, densifying and other operations to a consistent particle size. The ground plastic resins are then blended with other ingredients such as colorant and UV stabilizers to prepare specific mixes for the products being produced by the plant. Second, the plastics are heated, mixed and compounded into a thick molten composite which is extruded through either closed mold, roll forming or vacuum calibration finishing lines into specified shapes or profiles using equipment specifically designed for processing recycled materials. Finally, the extruded products are cooled in a downstream process, and the resulting profiles are inspected and cut to specific lengths. The product is then ready to be shipped as plastic lumber in sizes and shapes corresponding to standard lumber dimensions. The Company utilizes only recycled polyethylenes and does not use plastics with PVC, toxic chemicals, insecticide or paint residues. The Company does use other composite material for manufacturing its structural lumber product line and its Smart Deck(R) line of products. The Company's manufacturing process produces no harmful environmental by-products or hazardous waste.

     Raw Materials Supply

     The Company obtains most of its mixed plastics feedstock through its own operations or firms who obtain such materials from a large variety of recycling facilities, including municipal recycling programs as well as plastics discarded in various industrial and manufacturing processes. The Company is not dependent on any one source to obtain its supplies. The Company believes the raw material feedstock is currently purchased from sources that are dependable and adequate for at least short term and medium term manufacturing requirements. Availability of raw material has not been a problem for the Company. Generally, the Company attempts to maintain raw materials inventory sufficient to supply its manufacturing requirements for approximately two months, and management believes that suitable alternative sources are available in the event of disruption. In the past, the Company has not experienced any significant disruptions from a lack of raw material availability or other supply problems. However, the cost of recycled plastics has been subject to cyclical market fluctuations over the past several years based on supply and demand. Therefore, no assurances can be given that raw materials will always be available at commercially reasonable prices. The Company is generally of the belief that if significant increases in demand for recycled plastics of a lasting nature were to occur, the potential supply of recycled plastics could easily be expanded to meet any lasting increase in demand. The Company believes that both supply and demand will continue to increase as public awareness of the need to recycle plastic waste increases. However, any disruption of supply arrangements or significant lasting increases in raw materials prices could have a material adverse effect on the Company's operations.

     Research and Development

     Extensive testing of recycled plastic lumber has been performed for the past several years at Rutgers University's Center for Plastics Recycling Research, Louisiana State University and other research facilities. The Company has been an active participant along with others in the research and development process, and the Company has spent in excess of $1,000,000 developing new products. Since its formation, the Company has also devoted significant efforts on its own, testing and refining its manufacturing processes, molds and recipes to improve its finished products.

     In May, 1996, after a long period of research and development with the Company, Rutgers University was granted U.S. Patent Protection for its recycled plastic composite railroad cross tie and its related manufacturing technology. These patents are held by Rutgers University, with the Company being the exclusive worldwide licensee for the sale of this and related products pursuant to an agreement the Company has with Rutgers University.

     The Company is also the owner of two patents purchased in June 1998 with the assets of Polymerix and Trimax providing the Company with the technology and process to manufacture a structural plastic lumber product. The Company continues to evaluate its patents to determine if improvements can be made providing the Company with additional protection from its competitors.

     A group of plastic lumber manufacturers founded the Plastic Lumber Trade Association (PLTA) to promote the benefits of plastic lumber and create proper testing standards. PLTA holds committee meetings three time a year in conjunction with the American Society of Testing & Materials (ASTM). Complete ASTM standards are being established for plastic lumber and preliminary test results are now available from the following institutions:

     - Rutgers University's Center for Plastics Recycling Research
     - University of Massachusetts at Lowell, Dept. of Engineering
     - Batelle, Engineering Mechanics Dept.
     - US Army Corps of Engineers Research Laboratories

     Several ASTM standards have been developed and approved for plastic lumber as of July of 1997. Many more are under consideration. This will greatly expand the potential users who are required to meet specifications and standards known to the wood industry.

     Proprietary Technology

     The Company is generally of the belief that maintaining state of the art technology in its recipes, molds and manufacturing processes and maintaining the proprietary nature of that technology through trade secrecy is more important to maintaining a competitive position in the industry than seeking any legal protections that patents may provide. However, the Company owns two patents on its structural lumber product and has an exclusive worldwide license on the Rutgers patent. The two patents were purchased as part of the Polymerix/ Trimax asset acquisition through the bankruptcy court. The first Trimax patent expires on July 9, 2008 and the second patent expires on May 18, 2010. The Company has a patent application pending for process and composition relating to the manufacture of wood fiber and polymer composite. The Company believes these patents are important to provide it with a competitive position in the market.

     The Company has several license agreements relative to patented technologies of others. The Rutgers patent expires on August 4, 2015. Our license agreement with Rutgers has a duration that extends the life of the patent depending upon the Company maintaining its contract rights thereunder. The Company has a license with Paul Adam for the manufacturing and commercial sale of contaminated or impacted dredge material from a wide variety of industrial waste streams that it uses in it environmental division. The Adam License extends for the duration of the Adam patent, December 5, 2011, unless either party seeks to terminate the agreement earlier for reasons set forth in the License Agreement. The Company also has a non-exclusive license with the Strandex Corporation to manufacture composite lumber products. The Strandex License Agreement expires on April 22, 2011. The Company believes these licenses are important to provide it with a competitive position in the market.

     The Company has several registered trademarks and several more currently pending application for registration. The registered trademarks of the Company are as follows: Carefree Decking System(R), Smartdeck(R), Clean Earth(R), Recyclemaid(R), Cyclewood(R) (in Japan only), Trimax(R), Durawood(R), Durapack(R), RecycleDesign(R), Global Garden(R), SmartTrim(R). The Company has a variety of trademark applications pending including Duratie(TM) and Cyclewood(TM). The Company takes an aggressive attitude toward the protection of its proprietary technology.

     Competition

     The recycled plastic lumber industry is a young, highly fragmented industry with over 20 small manufacturers and many more marketers of recycled plastic lumber. Including the Company, there are approximately 22 members of the Plastic Lumber Trade Association ("PLTA"). The competition is broken down into two separate categories: plastic lumber manufacturers using strictly high density polyethylene and manufacturers that use a mixture of high density and other polymers to produce a product that is less expensive.

     The Company primarily uses only high density polyethylene and additives at all of its plants. The major competitors in this segment of the market include NEW Plastics Corp., Luxemburg, Wisconsin and a variety of small "mom and pop" organizations. The Company attempts to compete with these competitors on the basis of price, quality and service. Two competitors manufacture commingled plastic are The Plastic Lumber Company, Inc., Akron, Ohio and Hammer's Plastics Recycling, Iowa Falls, Iowa.

     There are several competitors which manufacture a composite product which consists of a mixture of wood and plastic. TREX(R), TimberTech and AERT are competitors of the Company using a plastic composite material made with sawdust used to manufacture primarily deckboard. TREX(R) has a strong distribution system in place, and therefore, is the most widely disseminated product of all of the competitors of the Company. The recent acquisition by the Company of the Eaglebrook companies will enable the Company to compete directly against the composite deck manufacturers through the Smart Deck(R) product developed by Eaglebrook.

     The Company believes that its competitive position in the market with the acquisition of the Eaglebrook companies has increased substantially. In large part this is due to several factors, including but not limited to, wider distribution of the Company's products nationally, cross-selling of separate products to the entire distribution network, increased purchasing power which can lower the Company's cost basis, and a strong management team with a long history of success in this industry.

     In most of its applications, the recycled plastic lumber manufactured by the Company will also be in direct competition with conventional wood. At present, the principal competitive disadvantage of recycled plastic lumber compared to wood is that it is generally more expensive to purchase. Recycled plastic lumber is comparable in price to high grade cedar and redwood. Composite lumber is about 20% less expensive than recycled plastic lumber. Although recycled plastic lumber and composite lumber can be more expensive to initially purchase than comparable wood, plastic lumber and composite lumber can substantially outlast wood, particularly in applications where the lumber is exposed to the elements, and can therefore be more cost effective in the long run. The Company also believes that environmental restrictions are presently impeding forestry operations in United States forests. A second factor impeding the use of pressure treated wood is the toxic leaching characteristics. Chemicals injected into pressure treated wood contain hazardous constituents which are released into the soil and create potentially toxic and hazardous conditions. Such factors may reduce if not eliminate any price advantage that pressure treated wood presently has with respect to its initial cost.

     Potential Markets

     By producing a suitable recycled plastic lumber and composite lumber product, the Company conserves natural resources, reduces the plastic waste entering landfills and provides a useful, maintenance-free product that satisfies this growing market. One of the major markets for recycled plastic lumber and composite lumber is as a substitute for pressure treated lumber. There are currently a number of states that have either passed laws or have on their legislative agenda, restrictions on the use and disposal of pressure treated lumber. The pressure treating process injects copper, chromium and arsenic (all carcinogens) into the wood. Pressure treated wood has legislative restrictions in some states on its disposal methods which require disposal in toxic waste landfills. Plastic lumber is a safe alternative that is fully recyclable and maintenance-free. The Company's product consists of both structural and non-structural profiles.

     In July 1994 the Company was selected to participate in a cooperative venture with Rutgers University, Norfolk & Southern Railroad, Conrail and the US Army Corps of Engineers Research Laboratories to develop a prototype railroad crosstie made from recycled commingled plastic. Rutgers University has performed extensive tests on many formulas and the Company has developed a prototype that is superior in many ways to the creosote wood crosstie. Norfolk & Southern and Conrail are currently track testing the new prototype. As of February 1999, the Company's cross ties have approximately 100 MGT (million gross tons) of service and are performing without any measured defects. In contrast, creosote wood ties installed at the same time have experienced noticeable wear.

     Presently there are approximately 180,000 miles of railroad track in the United States, with approximately 3,334 crossties per mile or a total of over 600,000,000 ties in place. In 1995, 18,000,000 crossties were replaced. In certain applications, the creosote wood crosstie may have an expected useful life of less than 5 years, creating a large demand for the more durable recycled plastic crossties that have an estimated useful life in excess of 50 years. Conditions which shorten creosote wood tie life are moisture, extreme temperature fluctuations and location relative to curves and switches. Railroads know from extensive experience which locations require highest maintenance and these will be the initial target areas for the Company's longer lasting polymer crossties. Based on the replacement rate of 18 million crossties per year, the total potential market for this segment of the business is approximately $1.5 billion annually. The foreign market is estimated at 5 to 10 times as large and the Company believes wood is less available in many foreign countries because it is a dwindling natural resource in many of foreign countries.

     Although the plastic railroad tie is still undergoing testing, sufficient test data exists which shows the plastic railroad tie is performing well enough to enable the Company to market its railroad tie product to the railroad industry. The primary issue in the Company's growth plans regarding the plastic railroad tie is cost. The Company's current pricing structure is approximately double the cost of a comparable wood tie. The Company markets its tie on the basis of life cycle cost savings. There can be no assurances that the Company's marketing strategy will be successful in creating demand for the Company's railroad tie product.

     The Company is currently in the process of developing new products for a variety of uses. These new products include component center cores for a manufacturer of reinforced marine pilings and timbers, structural lumber, stairs for spas, flooring for farm equipment, railroad ties and many other products.

     Marketing Strategies

     The business and operations of the Company is itself divided into three distinct divisions. These are (i) engineered products, including Carefree Decking(R), Smartdeck(R) systems, fabricated products, marine & government and OEM/industrial businesses; (ii) packaging sheet division, including DuraPack(R) plastic slipsheets, tier sheets and other related packaging products; and (iii) recycled resins division, including post consumer & industrial plastic processing and trading of engineering grade resins.

     The Company employs market focused Sales Specialists and industry specific representatives to market and sell its products utilizing traditional sources of sales including but not limited to attending trade shows, select advertising, cold calling, customer referrals, and the like. The Company also markets and sells through distributor relationships. The Company is seeking to expand its distribution network nationwide in certain markets.

     The focus of the Company's selling strategy is the high quality, maintenance-free aspect of its product along with superior customer service. The Company also focuses on the benefits of its products including such items as being maintenance free, 100% recycled, environmentally sensitive, aesthetically pleasing in appearance, free from rot and insect infestation, and durable. The Company's sales are not dependent upon a few customers, but rather the company is currently positioned whereby it has broad diversity in its customer base.

     The Company has experienced a seasonal slow-down in the winter months during the past three years but the Company is attempting to reduce the seasonality of its sales by increasing its marketing efforts in warmer climates of the U.S. during winter months, by supplying product for custom items which are not as seasonal and by increasing its industrial sales which tend to be less seasonal in nature.

     Government Regulation and Environmental Matters

     Although the recycled plastic and composite lumber operations do not generate significant quantities of waste materials or hazardous substances resulting in hazardous emissions, the Company's operations are and will in the future be subject to numerous existing and proposed laws and regulations designed to protect the environment from waste materials and particularly hazardous wastes emissions. The Company is subject to federal, state and local laws regarding the environment, occupational health and safety and other regulations applicable to the Company's business. (See Regulation under the Environmental Recycling Division section for additional discussion of environmental regulations affecting the Company's business.) The primary regulations affecting the plastic lumber divisions are air quality emissions from our manufacturing plants, disposal of solid and liquid wastes, waste water, and storm water discharge. The Company does not believe that its waste disposal practices and manufacturing processes will be in violation of any existing or presently proposed law or regulation or require special handling permits or procedures or otherwise result in significant capital expenditures that would have a material adverse effect on operations. Currently, costs of compliance with regulatory requirements for the plastic lumber division do not materially impact the financial condition of the Company, although many times the delays in approving permit modifications can slow the ability of the Company to quickly adapt to changing market conditions. However, there can be no assurance that regulatory requirements will not in the future adversely affect operations or require the introduction of costly additional manufacturing or waste disposal practices, which could adversely affect the financial condition of the Company. Additionally, as with manufacturing practices in general, in the event of a release or threat of release of any hazardous substance by the Company, such a release could have a material adverse effect upon the Company whether said release or threat of release is (i) directly or indirectly caused by the Company or (ii) from any of the properties owned or leased by the Company or (iii) any associated offsite disposal of the wastes of the Company or (iv) from prior activities on property now owned or leased by the Company.

  Environmental Recycling Operation

     Products & Services

     The Company offers a wide array of services in this operation including soil treatment through either thermal desorption or bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. The Company is not dependent on a few large customers, but has a broad base of customers.

     Clean Earth of New Castle, Inc. was founded in 1991 to provide a safe, cost effective and final solution to the environmental problem of dealing with soils and construction debris contaminated with petroleum hydrocarbons such as diesel fuel, heating fuel, kerosene, jet fuel and gasoline, by treating such soils so they can be recycled as clean fill. The treatment process heats the contaminated soils in a controlled environment to a point that the contaminants are volatized into a gas phase and then incinerated in an afterburner. In 1995, Clean Earth modified its plant to recycle products at higher temperatures (up to 1,100 degrees Fahrenheit), and is now capable of treating soils contaminated with heavier products such as number 6 oil, refinery wastes, waste oils and coal distillates such as coal tar. The facility is currently seeking two permit modifications from the Delaware Environment and Natural Resources Commission ("DENRC") to help reduce costs. One permit modification, which is still pending, is to allow the facility to burn waste oil rather than natural gas in winter months. Natural gas is at its highest cost in winter months and waste oil is at its lowest. Switching to waste oil as a fuel in the winter months will enable more efficient costs translating to improved operating margins. The second permit modification has already been approved by the DENRC for accepting sewer sludge into the process. The addition of sewer sludge will significantly reduce the volume of water consumed by the plant, increase the volume of clean soil, and generate revenue for the Company.

     Carteret Biocycle Corp. was founded in 1997 and opened its facility for business in the third quarter of 1998. This facility serves a similar function as Clean Earth of New Castle, Inc., except that its remediates soil contaminated with petroleum hydrocarbons through a bio-organic process. The operational costs for this facility are substantially less than thermal desorption, yet the tipping fee (the fee charged its customers to treat wastes at the facility) for this facility is similar to its tip fee at the Clean Earth of New Castle facility. In addition, Carteret Biocycle is strategically located to receive materials by truck, rail or barge. This location is also well suited to receive dredge materials from the New York/New Jersey harbor, transferring the dredge materials to rail and shipping the material for disposition in Pennsylvania strip mines. The Company believes it has positioned itself to be one of very few companies able to take advantage of this new market.

     The Company's beneficial re-use operation, known as Consolidated Technologies, Inc. ("CTI"), was acquired in early to mid 1998. CTI oversees the business of beneficial re-use of industrial wastes including the upland re-use of dredge materials. The Company believes that this area will provide one of the most important strategic growth opportunities available to the Company, and in the environmental industry in general. CTI is an environmental industry group which was formed with a mission to provide research and operations for the beneficial re-use of dredged materials from the Raritan Estuary (New York/New Jersey Harbor) as recyclable fill for the remediation and reclamation of Pennsylvania strip mines. CTI has experimented with numerous samples of dredge sediments and has identified proprietary recipes for the creation of engineered fill materials through solidification and stabilization of the dredged sediments. Essentially, these mix designs are formulated from 100 percent waste materials and industry by-products.

     As of September 1997, the federal government has prohibited off-shore dumping of contaminated dredge material. The Company has positioned itself to take advantage of this new market opportunity by finding ways to re-use contaminated dredge material mixed with other products to create a pozzolonic fill which can be used for cover material and clean fill. One example of this is the Company has disposal rights granted by the Pennsylvania DEP to utilize dredge material mixed with coal ash or incinerator ash to produce a grout like substance suitable to reclaim strip mines. Strip mines represent a very significant environmental issue for Pennsylvania.

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

     The CTI business consists of the dredging, processing and beneficial re-use of contaminated dredge material removed from harbors as engineered structural fill material capable of being utilized for development of commercial or industrial sites, or as fill for reclamation of abandoned strip mines.

     The Company believes CTI is strategically positioned to capture a major share of the New York/New Jersey Harbor dredge disposal market. CTI has obtained the first and only beneficial re-use permit for utilizing manufactured fill created from dredge material for abandoned strip mine reclamation in Pennsylvania.

     In addition to its plants, the Company has a subsidiary, Integrated Technical Services, Inc. which perform services in environmental construction, on site remediation, beneficial re-use of industrial wastes, UST (underground storage tanks) removals, landfill capping, on-site stabilization and treatment of hazardous waste to non-hazardous waste materials, consulting services and other ancillary environmental services.

     Regulatory Matters

     All of the Company's principal business activities within the environmental division are subject to extensive and evolving environmental, health, safety, and transportation laws and regulations at the federal, state and local levels. These regulations our administered by the EPA in the United States and various other federal, state, and local environmental, zoning, health, and safety agencies in the United States and elsewhere, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations. Many of the facilities of the Company operate under permits granted by one or more federal, state, or local agencies. Obtaining necessary permits to operate the facilities of the Company are often times difficult, time-consuming, expensive and may be opposed by local citizens as well as environmental groups. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with current and future regulatory requirements may require the Company, as well as others in our industry, from time to time, to make significant capital and operating expenditures. Federal, state, and local governments have from time to time proposed or adopted other types of laws, regulations, or initiatives with respect to the environmental services industry, including laws, regulations, and initiatives to ban or restrict the international, Interstate, or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than upon in-state shipments, limit the type of waste that may be disposed of at existing facilities, mandate waste minimization initiatives, and re- classify certain categories of non-hazardous waste as hazardous. Such regulations, laws and initiatives can create situations which have a material adverse effect on the Company's environmental business.

     The Company makes a continuing effort to anticipate regulatory, political, and legal developments that might affect operations, but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, re-interpreted, or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations for impact the Company's financial condition or earnings.

     Governmental authorities have the power to enforce compliance with regulations and permit conditions and to obtain injunctions or impose fines in case of violations. During the ordinary course of its operations, the Company may from time to time receive citations or notices from such authorities that a facility is not in full compliance with applicable environmental or health and safety regulations. Upon receipt of such citations or notices, the Company will work with the authorities to address their concerns. Failure to correct the problems to the satisfaction of the authorities could lead to monetary penalties, curtailed operations, jail terms, facility closure, or an inability to obtain permits for additional sites or modifications to permits an existing sites.

     As a result of changing government in the public attitudes in the area of environmental regulation and enforcement, management anticipates that continually changing apartments and health, safety, and environmental protection laws will require the Company and others engaged in the environmental industry to continually modify and upgrade various facilities including altering methods of operations and cost that may be substantial. Today, the Company has not had to expand in material amount to vanity, modify or alter any of its existing facilities resulting from changes in environmental protection laws. To his knowledge, the Company is currently in compliance in all material respects with all applicable federal, state, and local laws, permits, regulations, and orders affecting its operations or noncompliance would resulting in the material adverse effect on the Company's financial condition, results of operations or cash flows. There's no shortage of the Company will not have to expand substantial amounts for such actions the future.

     The Company expects to grow in part by acquisition of additional environmental facilities. Although the Company conducts due diligence investigations of the past practices of the businesses that acquires, it can have no assurance that, through its investigation, it will identify all potential environmental problems or risks. As a result, the Company may have acquired, or in the future acquire, facilities that have unknown environmental problems and related liabilities. The Company seeks to mitigate the foregoing risks by obtaining environmental representations and indemnities from the sellers of the businesses that it acquires. However, there can be no assurances that the Company will be able to rely on any such indemnities if an environmental liability exists.

     Generally, under environmental laws, the generator of the waste is financially and legally responsible for that waste forever, and is strictly liable for the costs of clean up and disposal of such wastes. Disposing of the waste in a landfill or mixing it with other materials does not eliminate that liability. Therefore, proper control and tracking of all wastes materials handled by the Company is essential for the Company to avoid any liabilities with respect to such wastes. The Company takes precaution not only to eliminate, if possible, the liability of its customers, who are the generators of the contaminated soil and debris, but also to maintain proper control and tracking of each waste stream. Once the waste has successfully been treated, the liability is significantly reduced. The product, once treated, is no longer classified as waste, but is a reusable material.

     It may be necessary to expend considerable time, effort and money to keep the Company in compliance with applicable environmental, zoning, health and safety regulations. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated.

     Federal Regulations.

     The primary U.S. federal statutes affecting the business of the Company are summarized below.

          (1) The Resource Conservation and Recovery Act of 1976, as amended ("RCRA") establishes the framework for federal, state, and local government cooperation in controlling the management of non-hazardous and hazardous solid waste. These regulations established minimum standards for environmental facilities and may impose significant liabilities and costs upon the Company. The Company does not believe that the cost of complying with such standards will have a material adverse effect its operations.

          (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes joint and several liability for the cost of cleanup and for damages to natural resources upon the present and former owners or operators of facilities or sites from which there is a release or threatened release of hazardous substances to the extent the disposal of hazardous substances for which there is a release which occurred during their period of ownership or operation. Waste generators and transporters also have strict liability under this statute. Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes"' as defined under RCRA. It can be founded upon the release or threatened release, even as result of lawful, unintentional, and non-negligent action, of any one of more than 700 "hazardous substances," including very small quantities of such substances. Therefore, if the Company has transported waste material and lawfully disposed of it at a properly licensed facility, the Company can still have liability on the CERCLA which can be very substantial. The Company does have environmental liability insurance, however, there can be no assurances that the amount of should insurance would be sufficient to cover costs pursuant to the statute. The Company attempts to minimize its exposure under this statute by selecting disposal facilities and transporters who the Company believes maintain strict compliance its with all environmental laws and who carry environmental liability insurance of their own.

          (3) The Clean Air Act. This statute provides for the federal, state and local regulation of the emission of air pollutants. These regulations impose emission limitations and monitoring and reporting requirements on various operations of the Company, including its soil treatment facilities and its S&W Waste facility. It is not anticipated by the Company that the cost of compliance with this statute will have a material adverse effect on the Company.

          (4) The Occupational Safety and Health Act of 1970 (the "OSHA Act"). The Lucia act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of the standards, including standards for notices of hazards, safety within the workplace, and handling of hazardous substances, may apply to the Company's operations.

          (5) The Federal Water Pollution Control Act of 1972 (the "Clean Water Act") establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including hazardous and non-hazardous disposal sites. Runoff from the Company's facilities could require the Company to apply for in obtain discharge permits, conduct a sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants, if any, in those discharges. Generally, the Company would be required to obtain a storm water discharge permit even before the time it begins development of a facility so, therefore, this statute is likely to affect the construction or expansion of existing facility. The Clean Water Act provides civil, criminal, and administrative penalties for violation of its provisions.

     State and Local Regulation.

     The states in which the Company operates have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and non-hazardous waste disposal, water and air pollution, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the siting, design, operation, maintenance, closure, and post closure maintenance of disposal facilities. The Company's facilities and operations are likely to be subject to many, if not all, of these types of requirements. There can be no assurance that these laws and regulations will not have a material adverse effect on the operations or financial condition of the Company.

     Sales and Marketing

     As indicated, the environmental recycling operation is involved in a number of markets, including but not limited to remediation of contaminated soil, coal tar, upland disposal of dredge materials and the recycling of sewer sludge and municipal incinerator ash to productive use. Each of these markets is substantial and the markets are tied together via the contracting services arm of Clean Earth. These service companies can provide on site clean-up, removal and transportation of these materials to other divisions of the Company for recycling and re-use of the products in an environmentally safe manner.

     The Company has recently begun bidding on large contracts to receive dredge material. Prior to September 1997, contaminated dredge material from harbors was dumped in the oceans. New federal regulations require upland disposal of this material. The Company believes every harbor throughout the country will be faced with how to deal with this issue and abide by these new government regulations. This market is new, and the Company has the permits in place to provide for using the dredge materials to reclaim abandoned strip mines as opposed to disposing of the material in landfills.

     The Company is also expanding the capabilities of its facility in Delaware to process and re-use material such as sewer sludge, for which permitting has already been obtained, and municipal incinerator ash. These products are currently landfilled. The Company will process the sewer sludge and recover the nutrients which will be mixed with the clean soil to provide an improved product for resale.

     The principal sales and marketing advantage that Clean Earth has over its competitors is a broad range of services allowing customers a one stop shopping concept -- not only contracting services but also the facilities to process material. One distinct advantage of the Company is its quality control system. The Company's comprehensive disclosure and testing systems ensures proper tracking of material as well as on site testing to insure that only acceptable material is permitted onto its sites. Rigorous quality control procedures are essential as they relate to the responsibility and liability in handling of material not only to the Company but also to its customers.

     The Company does experience a seasonal slow down during the winter months due to the fact that its environmental operations are located in the Northeast United States, and therefore, adverse weather can impact the Company's performance.

     Competition and Barriers to Entry

     Clean Earth has several large competitors which provide similar services within the northeast and mid-Atlantic states. These competitors include R-3 Technologies in Bristol, Pennsylvania, TPST in Baltimore, Maryland, MART in Vineland, NJ and SRP in Philadelphia, Pennsylvania. Clean Earth has obtained a permit to treat coal tar materials from Delaware Natural Resources and Environmental Commission ("DNREC") and believes that this provides a niche market as very few competitors have this capability.

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

     Plant Operations

     The soil treatment plants and the S & W Waste RCRA facility are operated with a strict commitment to safety, health and environmental issues coupled with a rigorous system of controls, which lends credence to the "Certificate of Destruction and Recycling" issued to each generator.

     The Waste Tracking System starts before the contaminated soil is accepted at the plant gate. A comprehensive disclosure testing and manifesting system ensures that the solids brought to the facility fall well within the limits of Clean Earth's permits and treatment capacities. This system mirrors the procedures of hazardous waste facilities. Furthermore, Clean Earth runs an EOX test (Extractable Organic Halogens) on every load of material before it is authorized for unloading in the storage buildings. In addition, management runs several spot checks with the comprehensive on-site laboratory with respect to:

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

     The storage buildings at each facility are large, fully enclosed structures and are built on continuous concrete slabs. Runoffs from the buildings are collected and checked regularly. The buildings are divided into small compartments to maintain rigorous separation and tracking of each waste stream and minimizes commingling. This mitigates the potential liability to a small quantity in the case an undesirable waste is detected after it has been accepted. This also ties into the sophisticated waste tracking system that mobilizes a network of eight micro-computers so as to monitor each load of material from the time of reception, to the final treatment test results. These computers function on-line and enables operators to view and analyze, at any time, all the information relative to a given shipment.

     In addition, there is a comprehensive control system with recording devices that insure compliance with the various permit requirements, Clean Earth further guarantees the facility's performance by testing the production daily. As recommended in EPA publication #SW846, Clean Earth composites a sample for every 300 tons of production and tests it for BTEX with a GC and for TPH by the EPA 418 method, using an independent State certified laboratory. For coal tars, the treated materials are also tested for PAH's (Polynuclear Aromatic Hydrocarbons) by the EPA 8270 method. It is the Company's belief that this treatment plant is the first in the industry to control its emissions with a C.E.M. (Continuous Emissions Monitoring) system. Information is collected minute by minute and stored on computers for control purposes; this information is available to both customers and regulators. The property itself is monitored through several monitoring wells, that are tested quarterly. The test results are reported to DNREC.

     Liability Insurance and Bonding Capabilities

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

     The Clean Earth division has also obtained a $50,000,000 performance capability to enable the environmental remediation companies to participate in more significant projects.

EMPLOYEES

     The Company and its subsidiaries employ on a full time basis a total of approximately 489 persons through the United States. Of this number, approximately 307 persons are full time permanent employees of the plastic lumber operations, inclusive of the Eaglebrook companies purchased in January 1999 which has approximately 95 full time permanent employees; and 175 persons are full time permanent employees in the environmental recycling operations. There are 7 persons full time permanent employees at the corporate headquarters.

RISK FACTORS

  Risks Inherent In This Company

     Operating Losses. The Company incurred an operation loss of $291,000 for the year ended December 31, 1996 and an operating loss of $ 321,000 for the year ended December 31, 1997. The Company was successful in reporting an operating profit for the 1998 fiscal year, equal to $1,437,226, but there can be no assurances that this will continue. The success of operations in the future will be largely dependent upon the Company's ability to substantially increase its sales revenue, as to which there is no assurance.

     Access to Capital. The Company has limited access to capital. There can be no assurances that the Company will have necessary and appropriate levels of capital to operate its business. The Company will require additional capital in connection with the manufacture, marketing and sale of its products. In order to develop new products, manufacture, market, and sell its new and existing product line, consolidate existing operations, and otherwise implement its plan of operations, the Company will be required, among other things, to raise additional capital. While the Company has existing lines of credit, there can be no assurance that such debt financing will be available to the Company in the future or that such debt financing will be available in the amounts required by the Company or on terms acceptable to the Company. The failure of the Company to obtain financing in adequate amounts and on acceptable terms could have an adverse effect on the Company's business, financial condition and results of operations.

     Dilution. The Company has reserved for issuance a substantial amount of shares for future issuance. See Capitalization Table in Section entitled "Other Outstanding Options". In total, on December 31, 1998, the Company had reserved for future issuance 10,475,545 shares with 18,230,528 shares currently outstanding. Of the shares reserved, 4,573,686 shares ("Earn Out Shares") are related to an earn out provision in the Agreement and Plan of Reorganization with Educational Storybooks International, Inc. dated March 29, 1996. Upon the reverse merger into the public shell, the parties had agreed to an earn out bonus in the event net sales or production of 2,000,000 pounds of plastic lumber per month for three consecutive months, subject to the limitations of the Agreement and Plan of Reorganization. Upon achieving that sales or production level as defined therein, the shareholders of Earth Care Global Holdings as of March 29,1996 and the shareholders of Clean Earth, Inc.(collectively the "Historical Shareholders") would receive the Earn Out Shares. No additional assets or cash is placed into the Company in the event such sales or production goal is achieved, therefore, the dilution from the issuance of these shares will directly impact all shareholders who purchased stock subsequent to March 29, 1996 and who still hold stock on the date the earn out shares are issued, assuming the sales or production goal is met and the shares are issued. As of December 31, 1998, the net tangible book value of the Company was $13,073,793 or $.72 per share of Common Stock. Net tangible book value per share represents total tangible assets less total liabilities, divided by the number of shares of Common Stock outstanding. After pro forma adjustments given to the effect of the issuance of the Earn Out Shares, the pro forma adjusted net tangible book value of the Company as of December 31, 1998 would have been $.57 per share. This represents an immediate dilution of $.15 per share to all stockholders of the Company who are not Historical Shareholders.

     Expertise. The business of the Company requires much expertise in a wide variety of functions. There can be no assurance that the Company will be able to maintain employees with the requisite levels of expertise or that the Company will be able to attract and keep such employees in the future.

     Year 2000 Risks. Many existing computer programs use only two digits to identify a year in the date field. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process loan or other transactions, send statements or late notices, or engage in similar normal business activities.

     Although the Company currently estimates that its Information Technology systems will be Year 2000 compliant by the end of 1999, no assurance can be given that it will meet this time frame. The Company is in the process of developing a contingency plan in the event its systems are not Year 2000 compliant on a timely basis. The Company's accounting software is Year 2000 compliant. The Company is in the process of conducting an internal audit of its non-information technology systems (e.g. manufacturing equipment embedded computer systems) and software to determine what issues, if any, exist. Upon completion of its internal audit, the Company will evaluate the full scope of issues, related costs, and available remedies to insure the Company's non-information systems and those of its major customers and vendors continue to meet its internal needs. The Company does not anticipate a material financial impact as a result of the Year 2000 Issue nor does it anticipate any material financial expenditures to remedy the Year 200 date change within its own software. Anticipated costs for system and software modifications, if any, will be expensed as incurred.

     However, the Company has no control over Year 2000 compliance by the customers and vendors of the Company. The Company is currently unable to predict the extent to which Year 2000 issues will affect these third parties, or the extent to which it would be vulnerable to the failure of these parties to remediate any Year 2000 issues on a timely basis. If the Company's customers and vendors are not in Year 2000 compliance, this could provide a material adverse financial impact to the Company, however, the Company does not believe this is likely based upon the due diligence it has conducted to date with respect to the Year 2000 readiness of its major customers and vendors. The Company is in the process of developing a contingency plan in the event these vendors or customers are not Year 2000 compliant on a timely basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Potential Conflicts of Interest/Agreements Not Subject to Arm's Length Negotiations. Various conflicts of interest between the Company and the Stout Partnership may arise, persons serving as directors, officers and employees of both the Company and the Stout Partnership may have conflicting duties to each. Mark Alsentzer, August C. Schultes, III and Gary J. Ziegler are all general partners in the Stout Partnership which owns 5,400,000 shares of the Company's Common Stock and options to purchase 320,000 additional shares of such stock. In addition, ownership interests of the Company's directors in the Stout Partnership could also create or appear to create potential conflicts of interest when such directors are faced with decisions that could have different implications for the Company and for the Stout Partnership. Because a majority of the Board of the Company are also Stout partners, agreements related to monies provided by the Stout Partners and Schultes, Inc. were not the result of arm's-length negotiations, although the Company has attempted to have any agreements with Stout Partners and/or Schultes, Inc. be as similar to terms negotiated by the Company are comparable contracts with third parties for which there was substantial arms length negotiations. These agreements may include terms and conditions that may be more or less favorable to the Company than terms contained in similar agreements negotiated with third parties. See "Certain Transactions."

     Ability to Implement the Company's Growth Strategy. The Company's growth strategy is dependent upon its ability to continue to increase profit margins through integration of acquisitions, consolidation of plants and operations, increased consumer acceptance of alternative wood products, and increased production capacity. Implementation of this strategy will depend in large part on the Company's ability to: (i) expand through strategic acquisitions of companies in new and complementary industries; (ii) obtain adequate financing on favorable terms to fund this growth strategy; (iii) develop and expand its customer base; (iv) hire, train and retain skilled employees; (v) strengthen brand identity and successfully implement its marketing campaigns; (vi) continue to expand in the face of increasing competition; (vii) continue to negotiate the Company's supply contacts and sales agreements on terms that increase or maintain the Company's current profit margins; and (viii) create sufficient demand for plastic lumber and other products. The Company's failure with respect to any or all of these factors could impair its ability to successfully implement its growth strategy which could have a material adverse effect on its results of operations and financial condition.

     Environmental Concerns. In the course of its business, the Company may acquire or lease in the future, storage facilities or other properties in connection with the operation of its business. Under various U.S. federal, state or local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or chemical releases at such property, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. The liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such property, may adversely affect the ability of the owner or operator to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not the facility is owned or operated by such person. In addition, the owner or operator of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

     Seasonality. The Company's business is seasonal in nature. Historically, the Company has generated a substantial portion of its revenues during the second and third quarters of its fiscal year. If for any reason the Company's revenues fall below those normally expected during the second and third quarters of its fiscal year, the Company's business, financial condition, and results of operations would be adversely affected.

  Risks Related to the Nature of the Business

     Newly Developing Industry. The reclamation and recycling of plastic and the manufacture of plastic lumber for use in construction, and other composite materials containing recycled plastics, are relatively new industries. There is a general reluctance in the construction industry to use new materials before they have been extensively tested, particularly in certain segments which have exacting performance standards for component materials. In the case of the Company's recycled plastic lumber and composite materials in particular, such testing may be extensive for each prospective customer and may require substantial additional time and resources. In addition, the Company may experience resistance from prospective customers who are accustomed to more conventional, non-artificial wood materials. Moreover, the Company may not have sufficient financial and other resources to undertake extensive marketing and advertising activities or to afford the cost of the necessary marketing and sales personnel at such time as it becomes appropriate to broaden its marketing efforts.

     Availability of Raw Materials. The availability of low-cost raw materials, namely post-consumer and industrial plastic waste products, is a material factor in the Company's costs of operations. Historically, suppliers have provided adequate quantities of such raw materials at favorable costs. The Company believes that its current sources of raw materials will continue to be available on commercially reasonably terms. However, unavailability, scarcity or increased cost of such raw materials would have a material adverse effect upon the Company's business. The Company purchases most of its raw materials through generators of post-consumer & industrial recycled plastic materials. Disruption of these supply sources could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not rely on contractual arrangements with its raw materials suppliers and has no long-term supply contracts. See "Business -- Plastic Lumber Operation Raw Material Supply."

     Competition and Marketing. The Company's recycled plastic lumber business faces competition from other producers of recycled plastic lumber as well as producers of vinyl and aluminum decking, and traditional wood, especially pressure treated wood. The Company competes against other makers of recycled plastic lumber principally on the basis of price and quality as well as the immediate availability of its product, and competes against other products such as pressure treated lumber by emphasizing the superior suitability characteristics of recycled plastic lumber for certain applications, as well as appealing to the environmental consciousness of consumers. The Company's environmental recycling operation has several large competitors which provide similar services throughout the Northeast and Mid Atlantic states. The resources of the competition, financial and otherwise, may be such that it can be very difficult for the Company to effectively compete. In some instances, the competitors of the Company have more revenues, market share, better name recognition and capital available which can make it difficult for the Company to compete. There can be no assurances that the Company will be able to effectively compete in any of its markets. See "Competition", "Plastic Lumber Operation" and "Environmental Recycling Operation"

     Newly Developing Technologies. The Company's products and services involve newly developing technologies, and there is no assurance the Company will be able to compete effectively in developing and marketing such products and services or in developing or maintaining the know how, technology, and patents to compete effectively. There is a general lack of public awareness of these newly developing products and services generally, or as alternatives to more traditional and well established products. To compete effectively, the Company must increase public knowledge and acceptance of its products and services and develop and maintain certain levels of know how and technical expertise, of which there is no assurance.

     Lack of Industry Standards. ASTM (American Society for Testing and Materials) and certain industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with such standards relative to the proposed applications. Since uniform, recognized standards or methods have only recently been established for measuring the characteristics of plastic lumber, potential users may not be aware of this method of judging whether or not plastic lumber may be suitable for their particular requirements, without being informed of such standards by the plastic lumber supplier or otherwise becoming aware of them. The fact that such standards are not well known for plastic lumber may limit the market potential for the Company's building materials and make potential purchasers of such building materials reluctant to use them. The Plastic Lumber Trade Association, of which the Company is a member, is pursuing increased public awareness of such standards, but no assurance can be given that public awareness will successfully be increased or that increased awareness will increase the market for the Company's products.

     Extensive Regulations. The Company's businesses are subject to extensive laws and regulations designed to protect the environment from toxic wastes and hazardous substances or emissions and to provide a safe workplace for its employees. Under current federal regulations Resource Conservation & Recovery Act, ("RCRA") & Comprehensive Environmental Responsibility, Compensation & Liability Act, ("CERCLA"), the generator of toxic or hazardous waste is financially and legally responsible for that waste forever, and strictly liable for the clean up and disposal costs. In particular, the business of treating or otherwise handling toxic or hazardous waste materials is fraught with potential liability to such handlers if the handling and tracking of such wastes is not completed properly. The Company believes it is either in material compliance with all currently applicable laws and regulations or is operating in accordance with appropriate variances or similar arrangements, but there is no assurance that it will always be deemed in compliance, nor any assurance that compliance with current laws and regulations will not require significant capital expenditures that could have a material adverse effect on its operations. Such laws and regulations are always subject to change and could become more stringent in the future. Although state and federal legislation currently provide for certain procurement preferences for recycled materials, such preferences for materials containing waste plastics are dependent upon the eventual promulgation of product or performance standard guidelines by state or federal regulatory agencies. Such guidelines for recycled plastic building materials may not be released or, if released, the product performance standards required by such guidelines may be incompatible with the Company's manufacturing capabilities. It may be necessary to expend considerable time, effort and money to keep the Company's existing or acquired facilities in compliance with applicable environmental, zoning, health and safety regulations and as to which there may not be adequate insurance coverage. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated. See "Plastic Lumber
Operation -- Governmental Regulation and Environmental Matters" and "Environmental Recycling Operation -- Regulatory Matters"

     Loss of Permits. The Company's business, especially the environmental recycling operation, is dependent upon certain permits and licenses from many different federal, state, and local agencies. There can be no assurances that the Company will be able to maintain its permits and licenses in the future or modify its permits and licenses to be able to compete effectively. See "Plastic Lumber Operation -- Governmental Regulation and Environmental Matters" and "Environmental Recycling Operation -- Regulations"

     Protection of Technology. The Company's business involves many proprietary trade secrets, as well as certain methods, processes and equipment designs for which the Company has not sought patent protection. Although the Company has taken measures to safeguard its trade secrets by limiting access to manufacturing and processing facilities and requiring confidentiality and nondisclosure agreements with third parties, there is no assurance that its trade secrets will not be disclosed or that others will not independently develop comparable or superior technology. Rather than rely on patent protection, the Company has generally chosen to rely on the unique and proprietary nature of its processes. The Company has obtained exclusive worldwide licensing rights with respect to patent technology related to railroad crossties and the process to manufacture them, but there is no assurance the Company will be able to maintain such rights for any specific length of time. See "Plastic Lumber Operation -- Research and Development" and "Proprietary Technology"

     Reliance on Bidding. The environmental recycling operation consists of certain subsidiaries which are highly reliant upon contract bidding as a significant source of revenues. There can be no assurance that the Company will be successful in obtaining bid work in the future or that if it does obtain bid work that it will be at suitable profitable margins.

     Operating Hazards and Insurance Coverage. The Company's businesses involve a variety of operating risks, including risk of fire, explosions, blow outs, and environmental hazards. The Company's operations could also be disrupted by hurricanes, floods, fires and other acts of God. Additionally, within the plastic manufacturing division of the Company, the Company makes products which it sells to consumers across the country, and as a result, product liability occurrences can pose a substantial risk. Any of these occurrences could result in substantial losses to the Company due to injury, loss of life, severe damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company maintains insurance coverage against some, but not all, potential risks; however, the re can be no assurance that such insurance will be adequate to cover all losses or exposure for liability. The Company cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will continue to be available at all. The occurrence of an event not covered fully by insurance, could cause the Company to sustain a material adverse effect upon its business, operating results and financial condition.

ITEM 2.  PROPERTIES

     The properties of the Company consist of administrative offices, manufacturing plants, fabrication and assembly facilities, and sales offices. All of the properties of the Company are leased with one exception, its property at the S & W Waste, Inc. facility in Kearny, New Jersey. The Company has options to purchase on several of the properties it leases.

     The primary properties of the Company are as follows:

CORPORATE

     Boca Raton, Florida: This location consists of approximately 3,300 sq. ft. and serves as the Corporate Offices of the Company. There are presently approximately 15 people employed in this location. The property is in good condition and is leased. The lease expires in November 2001 and the monthly rental is $5,067.

PLASTIC LUMBER OPERATING FACILITIES

     Auburn, Massachusetts: This location consists of approximately 34,000 sq. ft. and its function consists of receiving and processing HDPE plastic for use as raw material for the Company's manufacturing plants and for re-sale to the marketplace. The process includes sorting, regrinding, washing, and pelletizing HDPE. The property is in good condition and is leased. The lease is a month to month tenancy, and the monthly rental is $18,142.

     Chicago, Illinois: This location consists of approximately 260,000 sq. ft. and is the primary manufacturing facility of the Company. This location is also the headquarters of the Company's plastic division. It produces plastic and composite lumber profiles through a continuous extrusion process. It manufactures the Smart Deck(R) product line. It also processes, sorts, grinds and washes HDPE, much of it used by the Company as a raw material for its manufacturing plants. The property is in good condition and is leased with an option to purchase. The lease expires in January 2009 and the monthly rental is $39,181 per month.

     Green Bay, Wisconsin: This location consists of approximately 38,000 sq. ft. This plant is one of the primary manufacturing plants of the Company. It produces plastic lumber through a continuous extrusion process and manufactures the Carefree Deck(R) product line. The property is in good condition and is leased. The lease expires in January 2008, and the monthly rental is $11,875.

     Sweetser, Indiana: This location consists of approximately 15,600 sq. ft. and 7.5 acres. The facility manufactures plastic lumber primarily for industrial and commercial applications through the continuous extrusion process. The property is in good condition and is leased with an option to purchase. The lease expires on April 30, 2003 and the monthly rental is currently $2,000 per month.

     Trenton, Tennessee: This location consists of approximately 90,000 sq. ft. The plant is also a manufacturer of plastic lumber. It utilizes flow mold extrusion manufacture plastic lumber and a variety of custom profiles. One line of this plant is also dedicated to the manufacture of structural lumber, and one line is dedicated to the manufacture of railroad ties. The property is in good condition and is leased with an option to purchase. The lease expires in September 2002 and the monthly rental is $13,491.

     Mulliken, Michigan: This location consists of approximately 16,000 sq. ft. and is the principal location for fabricating and assembling value added products, such as but not limited to, park benches, trash receptacles, picnic tables, and many other items. The property is in good condition and is leased. The lease expires in May 1999, and the monthly rental is $3,333. The Company is not currently negotiating to renew this lease as the Company intends to consolidate its fabrication operations into its new Chicago facility.

     Denton, Maryland: This location consists of approximately 80,000 sq. ft. It currently has several continuous extrusion lines manufacturing a wide variety of plastic lumber profiles. The property is in good condition and is leased. The lease expires in February 2003, and the monthly rental is $6,000.

     Guasti, California: This location consists of approximately 6,000 sq. ft. This facility houses the western Regional Sales office of the Company as well as consisting of a Distribution warehouse, a fabrication facility for some specialty benches and trash receptacles made by the Company and the Company's plastic sign manufacturing facility. The property is in good condition and is leased. The lease is a month to month tenancy and the monthly rental is $1,500.

ENVIRONMENTAL RECYCLING OPERATING FACILITIES

     Norristown, Pennsylvania: This facility is the corporate and administrative offices for the environmental recycling services operations of the Company. The property is in good condition and is leased. The lease expires in December 1999, and the monthly rental is $4,000.

     Blue Bell, Pennsylvania: This facility serves as an administrative office for the environmental division consisting of 1,570 sq. ft. The lease expires in December 1999 and the monthly rental is approximately $2,100.

     New Castle, Delaware: This property consists of 7.5 acres of buildings and property consisting of the Thermal Desorption soil recycling operation. The property is in good condition and is leased. The lease expires in August 2003, and the monthly rental is based upon the volume of tonnage received at the facility.

     Carteret, New Jersey: This facility became operational in the third quarter of 1998. This facility consists of approximately 80,000 sq. ft. and five acres of property. This facility may serve two functions. Currently, it recycles soil through a bio-organic process and it may be able to receive barges with dredge material which the Company will process for shipment to upland disposal facilities and strip mines for beneficial re-use reclamation. The property is in good condition and is leased with an option to purchase the leased premises and adjacent property. The lease expires in December 2027, and the monthly rental is $17,500.

     Kearny, New Jersey: This facility is the administrative offices and consists of the treatment, storage and disposal facility for the S & W Waste operations of the Company. It consists of approximately 7 acres and is owned by the Company. The facility is in good condition.

     Winslow, New Jersey: This facility is the administrative offices for the Company's environmental construction services company. The property is in good condition and is leased. This lease has a rental of $2,500 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year end 1998, no matters were submitted to a vote of the security holders, through proxy solicitation or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Transactions in the Company's Common Stock are reported on the NASDAQ Small Cap Market. The Common Stock of the Company is quoted under the symbol "USPL". Prior to June 1998, the Company traded sporadically on the OTC Electronic Bulletin Board under the symbol "ECPL". The following table sets forth the high and low bid price quotations for each date specified below during the last two fiscal years.

QUARTER ENDED                                              HIGH BID    LOW BID
-------------                                              --------    -------
March 31, 1997...........................................  $6.50       $6.00
June 30, 1997............................................  $6.125      $5.75
September 30, 1997.......................................  $6.00       $6.00
December 31, 1997........................................  $4.875      $4.4375
March 31, 1998...........................................  $7.625      $7.1875
June 30, 1998............................................  $6.9375     $6.0625
September 30, 1998.......................................  $3.375      $3.0625
December 31, 1998........................................  $6.0625     $4.9375

     The above prices represent interdealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. As of February 26, 1999, there were approximately 516 record holders of the Company's Common Stock and approximately 2,400 beneficial owners listed with CEDE & Co.

DIVIDEND POLICY

     The Company has not previously paid any cash dividends on its Common Stock and does not anticipate or contemplate paying dividends on Common Stock in the foreseeable future. It is the present intention of management of the Company to utilize all available funds for the development of the Company's business. The Company does intend to pay stock dividends on its outstanding Series A and B Preferred Stock in accordance with the terms thereof. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy outstanding liquidation preferences.

RECENT SALES OF UNREGISTERED SECURITIES DURING THE LAST THREE YEARS

     Unless otherwise indicated, all share numbers have been adjusted for the reverse merger stock split of 1 to 16 that occurred in March 1996. Also, unless otherwise indicated, these securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Securities Act of 1933 (The "Act") or in compliance with an exemption.

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

     In January 1997, the Company acquired Recycled Plastics Industries, Inc.
(RPI), located in Green Bay, Wisconsin. The Company paid cash and issued 1,000,000 shares of its Common Stock to the shareholders of RPI in the acquisition. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

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

     During the period from June 1996 through February 1997, the Company has offered and sold 208,930 shares of Class A Preferred Stock to investors at $20 per share, and raised $4,178,600 in gross proceeds. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. The securities were sold primarily to officers, directors or other acquaintances who were familiar with the business of the Company and were able to assess the risks and merits of the investment.

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

     On March 28, 1997, the Company acquired Environmental Specialty Plastics
(ESP), a marketing and distribution company of recycled plastic lumber products in Guasti, California. The shareholders of ESP received cash plus 25,150 shares of the Company's common stock (see Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On March 31, 1997, the Company acquired Integrated Technical Services, Inc.
(ITS), an environmental consulting and construction company in Winslow, New Jersey. The stockholders of ITS received as acquisition consideration, cash plus 185,000 shares of the Company's common stock, and an additional 47,572 shares of common stock for the non-compete agreements (see Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

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

     On June 30, 1997, the Company acquired EnviroPlastics Corp., (EPC) a recycled plastic raw material regrind operation in Auburn, MA. The stockholders of EPC received 280,000 shares of the Company's common stock as the purchase price plus 25,000 shares as consideration for non-compete agreements (see Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

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

     On November 18, 1997, the Company acquired Waste Concepts, Inc. (WCI), an environmental recycling services company located in Norristown, PA. The stockholder of WCI received cash at Closing plus 400,000 shares of common stock of the Company (see Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On January 2, 1998, the Company acquired Green Horizon Environmental, Inc.
(GHI), an environmental recycling services company located in Norristown, PA. The stockholders of GHI received 50,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On February 6, 1998, the Company acquired an additional twenty five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholders of this company received 35,000 shares of Common Stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On February 27, 1998, the Company acquired substantially all the assets of Chesapeake Recycled Lumber, Inc. (CRL), a plastic lumber manufacturing company located in Denton, MD. The stockholders of CRL received cash at closing plus 97,500 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and primary shareholder had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On February 27, 1998, the Company acquired a five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholder of this company received 1,500 shares of Common Stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     Effective April 30, 1998 the Company acquired 100% of the stock of Cycle-Masters, Inc. ("CMI"), a manufacturer of plastic lumber in Sweetser, Indiana. The stockholder of CMI received 200,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled him to evaluate the risks and merits of the investment.

     During the period from April 1998 through June 1998, the Company had offered and sold 211,020 shares of Class B Preferred Stock to investors at $21 per share, and raised $4,431,420 in proceeds. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. The securities were sold primarily to accredited investors, officers, directors or other acquaintances who were familiar with the business of the Company and were able to assess the risks and merits of the investment.

     Effective June 30, 1998 the Company acquired 100% of the stock of Geocore, Inc. ("GCI") a small environmental services company in northern New Jersey. The stockholder of GCI received 30,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On June 30, 1998, the Company acquired the remaining forty-five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholder of this company received 40,000 shares of common stock of the Company with additional shares to be paid in the event certain performance criteria are met. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     The Company purchased substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. ("Trimax") with the approval of the U.S. Bankruptcy Court. The purchase is effective June 30, 1998 and includes two patents for the manufacture of structural plastic lumber. Upon approval of the Bankruptcy Plan in December 1998, the Company issued 118,391 shares of common stock. This offering made was completed without any general or public solicitation. The Company obtained a "No Action" letter from the Securities and Exchange Commission regarding the ability of the creditors before the bankruptcy court to sell the stock being issued pursuant to the Plan without restriction.

     On December 31, 1998, the Company acquired the stock of S & W Waste, Inc. (S & W), an environmental recycling services company located in Kearny, NJ. The stockholder of this company received 320,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On December 22, 1998 and January 26, 1999, the Company raised $6,500,000 in the form of convertible securities from Halifax Fund LP and Societe de General LP. The transaction is structured as a convertible debenture carrying a 5% coupon. See Exhibits 10.34 and 10.35. As part of the transaction, the Company has agreed to register Common Stock underlying the Debentures at which point the investment funds can elect to convert all or any portion of their Debentures into Common Stock. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation.

     On January 28, 1999, the Company acquired the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc., a plastic recycling and manufacturing company located in Chicago, IL. In addition to cash and a convertible debenture, the stockholders of these companies received 1,668,025 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On January 7, 1999, the Company executed a contract to acquire the all of the stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA which is very similar to the Company's soil remediation facility in New Castle, DE and has been a competitor of the Company. AWI provides environmental services which are very similar to that provided by the Company environmental services division. The Company signed a Management Contract on January 7, 1999 taking over all responsibility for day to day management and financial control of SRP and AWI as of that date. Unaudited sales of SRP and AWI, prior to intercompany eliminations, for year ended December 31, 1998 were $14,922,000 with unaudited operating income of $2,025,000. The Company finalized the transaction with Brass on or about March 18, 1999. The Company purchased Brass for cash plus 1,000,000 shares of common stock plus granted 1,500,000 warrants to Louis Paolino, Jr. to purchase common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     Securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

     Pursuant to Section 701(f) of Regulation S-K of the Exchange Act, the Company is providing the following information with respect to the use of proceeds from the Form SB-2 Registration Statement declared effective by the SEC on February 28, 1998, File No. 333-22949. The offering terminated on May 19, 1998 at which point the Company filed a post effective amendment no. 1 to the Form SB-2 Registration Statement de-registering 33,523 shares of Common Stock, par value $.0001. The class of securities registered were Common Stock of the Company, par value $.0001. The amount of shares registered was 950,000 shares at a price of $2.50 per share for an aggregate offering price of $2,375,000. A total of 916,477 shares were registered raising the Company a total of $2,291,192.50. The Company expended $300,000 in legal, accounting, printing and other costs in connection with this registration. There was no underwriter expense or any direct or indirect payments to any officer, director or affiliate. The net offering proceeds to the Company was $1,991,192.50. The net offering proceeds were used for general working capital purposes and funding the acquisition of Cycle Masters Inc.

EARN-OUT SHARES AND OPTIONS

     Pursuant to various agreements entered into between the Company and the former shareholders of acquired companies, up to a total of 4,749,186 shares of the Company's Common Stock is subject to the right of such shareholders to receive such stock under certain conditions relating to earnings, sales or production levels reached by the Company, certain subsidiaries of the Company or by the entities of which these person were formerly shareholders.

     The Earth Care Historical Shareholders are entitled to receive on a pro rata basis an aggregate of 2,000,000 additional shares of the Company's common stock at any time prior to December 31, 2000, in the event production or net sales of at least 2,000,000 pounds of plastic lumber product per month for three consecutive months, subject to the limitations of the Agreement and Plan of Reorganization entered into by Earth Care and Educational Storybooks International, Inc. in December 1995. See "Risk Factors -- Dilution".

     The Clean Earth Historical Shareholders are entitled to receive on a pro rata basis an aggregate of 2,573,686 additional shares of the Company's common stock at any time prior to December 31, 2000, in the event the Earth Care Historical Shareholders obtain their additional shares pursuant to the terms of the above mentioned Agreement and Plan of Reorganization. See "Risk
Factors -- Dilution".

     The stockholder of Waste Concepts, Inc. (WCI) has been provided with the right to earn additional shares of the Company's stock equal to 20,000 shares over the next four years in the event WCI meets certain operating income levels during each of those years.

     The stockholder of Integrated Technical Services, Inc. (ITS) has been provided with the right to earn additional shares of the Company's stock equal to 23,000 shares over the next year in the event ITS meets certain operating income levels during the 1999 fiscal year.

     The stockholders of Consolidated Technologies, Inc. (CTI), whose interest was purchased by the Company, have the right to earn additional shares based upon meeting certain performance objectives by June 1, 1999. These former stockholders of CTI have the right to earn 132,500 shares of the Company on a cumulative basis.

     There are numerous members of the management of the Company and its subsidiaries who have been granted options subject to each manager meeting certain performance criteria.

     The Table below sets forth the capitalization structure of the Company as of December 31, 1998.

OTHER OUTSTANDING OPTIONS

     The Company has reserved 117,895 shares of the Company's common stock for issuance upon exercise of an option held by a former creditor of Earth Care (the "Magellan Option"). The option is exercisable no later than June 30, 1999 at an exercise price of $1.77 per share. In the event the Magellan Option is not exercised in whole or in part, then those shares reserved for the Option shall be issued on a pro rata basis to the persons who are the historical shareholders of the Company at no cost, in proportion to the shares they owned.

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

     On or about September 16, 1998 the Company granted 10,000 options to a consultant at an exercise price of $3.50 per share as a result of his assisting the Company in raising money.

     On or about December 22, 1998, the Company granted 50,000 warrants to each Halifax Fund LP and Societe de General LP at an exercise price of $7.21 per share as part of the consideration of a $4,000,000 investment made in the Company by convertible securities.

CAPITALIZATION
(As of December 31, 1998)

Primary Shares:
  Common Stock (5,626,145 shares are freely tradable)....  18,230,528
Fully Diluted:
  Series A Preferred Shares (convert @ 7:1 common).......   1,596,084
  Series B Preferred Shares (convert @ 7:1)..............   1,082,879
  Convertible debentures.................................     756,001
  Warrants and Options...................................   2,291,395
  Earn Out shares........................................     175,500
  Historical Shareholder earn out........................   4,573,686
                                                           ----------
          Subtotal.......................................  10,475,545
          Fully Diluted Equity...........................  28,706,073

     On or about January 26, 1999, the Company granted 37,500 warrants to Halifax Fund LP and 25,000 warrants to Societe de General LP at an exercise price of $7.21 per share as part of the consideration of a $2,500,000 investment made in the Company by convertible securities.

     On or about January 10, 1999, the Company granted options to purchase 127,500 shares of its Common Stock to Columbine Financial Solutions, Inc. as consideration for assisting the Company in financial public relations and raising money. The exercise price on 85,000 of these options is $5.00 per share and the remaining 42,500 options have an exercise price of $7.50 per share.

     Upon the closing of the purchase of Brass, the Company granted 1,500,000 warrants to Louis Paolino, Jr. The warrants were part of the merger consideration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the years ended December 31, 1998 and 1997. This discussion should be read in conjunction with consolidated financial statements and notes thereto which are included elsewhere herein.

BUSINESS SEGMENTS

     The Company has two distinct business segments-manufacturing plastic lumber and environmental recycling. The Plastic Lumber Division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities, made from 100% recycled high density polyethylene. The structural plastic lumber is manufactured under processes that are protected by patents.

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

BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. See Note 2 to the consolidated financial statements for summaries of the business combinations completed in 1998 and 1997. See Eaglebrook and Brass Acquisitions in 1999 below.

     The Company continues to seek acquisition candidates that can be vertically integrated into either the recycled plastic lumber or environmental recycling operations. In the recycled plastic lumber operation, targeted companies include manufacturers and distributors of recycled plastic products as well as raw material regrind operations. In the environmental recycling operation, targeted companies include soil recycling companies and construction companies involved in on-site clean up and companies with specialized technologies for beneficial reuse of dredge material, ash and biosolids.

SEASONALITY

     The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months.

              COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     The following table sets forth revenue, with percentages of total revenue, and costs of sales, depreciation, selling, general and administrative expenses and amortization, along with percentages of the applicable segment revenue, for each of the Company's two business segments.

                                                           1998        %       1997        %
                                                          -------    -----    -------    -----
                                                                 (DOLLARS IN THOUSANDS)
Sales:
  Plastic Lumber........................................  $15,720     34.4    $ 8,130     32.9
  Environmental Recycling...............................   29,985     65.6     16,609     67.1
                                                          -------    -----    -------    -----
  Total revenue.........................................   45,705    100.0     24,739    100.0
Cost of Sales:
  Plastic Lumber........................................   10,943     69.6      7,110     87.5
  Environmental Recycling...............................   22,583     75.6     12,161     73.2
Depreciation:
  Plastic Lumber........................................      851      5.4        288      3.5
  Environmental Recycling...............................      649      2.2        220      1.3
  Corporate.............................................       12      0.0         12      0.0

                                                           1998        %       1997        %
                                                          -------    -----    -------    -----
                                                                 (DOLLARS IN THOUSANDS)
Selling, General and Administrative:
  Plastic Lumber........................................    4,258     27.1      1,661     20.4
  Environmental Recycling...............................    3,019     10.1      1,899     11.4
  Corporate.............................................    1,339      2.9      1,440      5.8
Amortization:
  Plastic Lumber........................................      264      1.7        104      1.3
  Environmental Recycling...............................      188      0.4         17      0.1
  Corporate.............................................      162      0.4        148      0.6
                                                          -------    -----    -------    -----
          Total Operating Expenses......................   44,268     96.9     25,060    101.3
          Total Operating Income (Loss).................    1,437      3.1       (321)    (1.3)
Operating Income (Loss) by Segment
  Plastic Lumber........................................     (596)    (3.8)    (1,033)   (12.7)
  Environmental Recycling...............................    3,546     11.8      2,312     13.9
  Corporate.............................................   (1,513)    (3.3)    (1,600)    (6.5)
                                                          -------    -----    -------    -----
          Total Operating Income........................  $ 1,437      3.1    $  (321)    (1.3)

CONSOLIDATED SALES AND OPERATING INCOME

     The Company recognized significant increases in both sales and operating income for 1998 compared to 1997. Sales increased 85% for 1998 to $45,705,000 from $24,739,000 in 1997. Of the $20,966,000 increase in consolidated revenues, approximately $11,489,000 was attributable to acquisitions completed after June 30, 1997, $4,555,000 to the start up of dredging operations in 1998, $1,803,000 to the start up of the CBC facility July 1, 1998 and the remaining $3,119,000 to internal growth.

     Consolidated operating income increased by $1,758,000 to $1,437,000 for 1998 compared to a loss of $321,000 in 1997. The increase in operating income was primarily due to businesses acquired in 1998, the entrance into the beneficial reuse of dredge material market in the second quarter of 1998 and improved Plastic Lumber plant utilization.

SALES BY SEGMENT

     Plastic Lumber Division sales increased by $7,590,000 or 93% to $15,720,000 in 1998 compared to $8,130,000 in 1997. Sales by the original plastic lumber companies and companies acquired before January 31, 1997 increased $1,759,000 to $9,889,000 for 1998 from $8,130,000 for 1997. This 22% increase in "same plant"
sales is attributable to establishing a network of "stocking" distributors and selling to the mass merchant market in 1998. The remaining $5,831,000 of the increase in Plastic Lumber sales was due to the 1998 acquisitions of CPL, CMI and the assets of Trimax and the July 1, 1997 acquisition of EPC.

     Environmental Recycling Division sales for 1998 were $29,985,000, an increase of $13,376,000 or 81% over the $16,609,000 for 1997. The acquisitions of WCI, GHE and Geocore, Inc., which the Company acquired after November of 1997, contributed approximately $5,658,000 or 42% of the total increase. The recently constructed CBC facility, which began treating contaminated soils bio-organically in June 1998, added sales of $1,803,000 or 14% of the increase. The entrance of CTI and the Company's Joint Venture into the beneficial reuse of dredge material market during the second quarter of 1998 generated $4,555,000 or 34% of the increase. The remaining $1,360,000 or 10% of the sales increase came from internal growth due to the vertical integration of newly acquired companies.

GROSS PROFIT

     Consolidated gross profit increased $5,726,000 or 115% to $10,686,000 for 1998 compared to $4,960,000 in 1997. The gross profit as a percent of revenue improved by 3.4 percentage points from 20.0% in 1997 to 23.4% in 1998. The increase was attributed to acquisitions in both business segments subsequent to June 30,

1997 and to the start up of dredging operations in 1998. Business units in both Divisions continued to eliminate and consolidate duplicative operating expenses during 1998, however, 1998 results include certain non-recurring expenses associated with the unit combinations.

     Plastic Lumber Division acquisitions in 1998 accounted for $1,670,000 or 52% of the $3,211,000 increase in Plastic Lumber Division gross profit in 1998. Approximately $618,000 or 19% of the increase in gross profit came from including a full year for EPC compared with only 6 months of EPC operations included in 1997. The remaining $923,000 or 29% of the increase came from the original Plastic Lumber operations and expanded plant capacity at these facilities.

     Environmental Recycling Division acquisitions after November 30, 1997 accounted for $1,248,000 or 50% of the $2,515,000 increase in gross profit in 1998 over 1997. The opening of the CBC facility in late June 1998 contributed $1,049,000 of gross profit and the new dredging operations contributed $648,000 to gross profit for 1998. The soil remediation and environmental construction service companies' gross profit was $428,000 lower in 1998 due to delays in the commencement dates of certain contracts in the $10 million backlog of environmental construction service contracts.

     Cost of sales (including depreciation) as a percent of Plastic Lumber sales improved significantly from 81% in 1997 to 75% in 1998. Profitability improved at all of the Lumber plants as a result of implementing manufacturing efficiencies in the Tennessee flow mold facility and tripling the capacity of the Wisconsin facility. The Plastic Lumber Division expects continued improvement in gross profit margins in 1999 from several sources: the Eaglebrook acquisition in January 1999: the national distribution network for residential products; the anticipated "BOCA certification" of the CareFree decking product ("BOCA certification" provides automatic approval by local building inspectors); the expansion into industrial products; the addition of patented structural lumber to the product offerings; and the further development of railroad ties.

     Environmental Recycling Division cost of sales (including depreciation and amortization of site development costs) increased as a percent of sales from 75% in 1997 to 78% in 1998. The higher gross margins from Environmental Recycling Division acquisitions was more than offset by the lower gross profit margins on environmental construction contracts. The Environmental Recycling Division expects to improve gross profit levels in environmental construction services and an even greater gross margin contribution from a full year's operations from the CBC facility in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")

     Consolidated SG&A expenses increased $3,616,000 or 72% to $8,616,000 for 1998 from $5,000,000 in 1997. However, as a percentage of consolidated sales, SG&A expenses improved from 20% for 1997 to 19% in 1998. Efficiencies in the Environmental Recycling Division only partially offset Plastic Lumber costs incurred to establish a national sales distribution network. Corporate administrative expenses improved to 2.9% of sales in 1998 from 5.8% in 1997 despite making several acquisitions in 1998.

     Plastic Lumber SG&A expenses increased $2,597,000 or 156% in 1998 compared to $1,661,000 in 1997. Acquisitions made since the beginning of 1997 accounted for $605,000 or 23% of the Plastic Lumber increase. Plastic Lumber SG&A as a percent of sales increased from 20% in 1997 to 27% in 1998. The Plastic Lumber Division incurred significant expenses developing and maintaining a national sales distribution network and a centralized customer service center. These expenses included adding a Vice President of Sales, regional sales and product line managers as well as personnel for customer service. The Plastic Lumber Division also incurred significant trade show and travel expenses to increase the Company's sales coverage and to integrate acquired manufacturing operations with existing manufacturing plants. The Plastic Lumber Division also continued to invest in research and engineering to commercialize the structural lumber and railroad tie product lines.

     Environmental Recycling Division SG&A expenses improved from 11.4% of related revenue in 1997 to 10.1% in 1998, despite making several acquisitions and starting up the dredging operations.

INTEREST EXPENSE

     Interest expense increased $918,000 to $1,225,000 in 1998 over the $307,000 in 1997. The increase is the result of increased borrowings from the bank lines of credit for working capital and to finance acquisitions, the start up of dredging operations and additional Plastic Lumber plant capacity. It also includes debt service assumed from businesses acquired during 1997 and 1998 and $272,000 of amortization of deferred financing costs of increasing the line of credit at PNC Bank in December of 1997 and obtaining the new credit agreement with a division of Southern Pacific Bank in October 1998.

     Total notes payable and capital leases increased by $13,125,000 or 253% from $5,179,000 at December 31, 1997 to $18,304,000 at December 31, 1998.
Excluding the $272,000 amortization of deferred financing costs, interest expense increased by $646,000 or 210%. Interest expense did not increase in the same proportion as the debt increase because a disproportionate share of the total debt increase came in the second half of 1998.

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $990,000 or 190% in 1998 compared to 1997 reflecting the significant increase in plant and equipment from both acquisitions and continued capital investments. Amortization expense increased $347,000 in 1998 over 1997 due to goodwill from the numerous acquisitions completed in the second half of 1997 and first half of 1998 and from CTI's dredge site development costs.

                        LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $901,970 at December 31, 1998 a decrease of $268,150 from the $1,170,120 at December 31, 1997. Cash used in operating activities was $6,251,592. The significant increase in revenues during the second half of 1998 resulted in a significant increase in accounts receivable and Plastic Lumber inventories. The Company used its revolving credit agreements to finance the increase in accounts receivable and inventories and to pay down accounts payable and accrued expenses of acquired companies.

     Cash used in investing activities was primarily for capital expenditures. The Environmental Recycling Division made capital expenditures in 1998 for property, plant and equipment totaling $4,385,000 including $2,503,000 for the Carteret Biocycle facility, $689,000 for dredge material handling and mixing equipment, $550,000 for environmental construction service equipment and $586,000 to improve its Delaware soil remediation plant and soil handling equipment. The Plastic Lumber Division made machinery and equipment purchases totaling $2,831,000 primarily to expand capacity at the Maryland Wisconsin, Indiana and Tennessee manufacturing facilities, to provide recycled plastic washing facilities in its Massachusetts plant and to establish structural lumber and railroad tie production lines in its Tennessee facility. The Company also used a total of $3,885,197 to acquire companies with plant & equipment valued at $6,387,000. The Company used its credit agreements to fund $2,045,000 of permitting and development of the dredge soil reclamation site and $1,230,000 of working capital needed to start up the dredging operations of both Consolidated Technologies and the Joint Venture.

     Cash provided by financing activities totaled $19,153,471, including $8,724,972 of net additional bank and equipment financings, $3,956,000 of net proceeds from the issuance of 5% convertible subordinated debentures (see Note 6 to Consolidated Financial Statements) and $6,472,499 net proceeds from equity financings. In addition, the Company assumed $2,774,105 of debt owed by 7 acquired companies and incurred $954,952 of additional debt to make the acquisitions.

     Proceeds from new bank and capital lease equipment borrowings totaled $16,134,000 including $13,499,000 under the new credit facility with a division of Southern Pacific Bank ("SPB"). The $672,000 of costs paid out to obtain the SPB credit agreement is being amortized over the agreement's 5 year term. The proceeds of the SPB loans were used to pay off $8,300,000 outstanding under the PNC Bank revolving credit agreement and approximately $770,000 of various equipment loans. During the first ten months of 1998 the Company had borrowed an additional $7,270,000 under its revolving credit agreement with PNC Bank.

     During 1998 the Company also borrowed $778,000 from an equipment leasing company, $736,000 from an insurance premium financing company, $550,000 from a state of Pennsylvania development commission and $571,000 from various equipment financing companies at favorable interest rates. Repayments of various non-affiliated notes payable, capital leases and credit agreements totaled $12,160,112, including $8,300,000 to PNC Bank, $2,060,000 on other loans outstanding at December 31, 1997, $552,000 on the new bridge and term loans with SPB, $362,000 on the Premium finance loan and $710,000 on debt assumed in acquisitions. The Company also paid back the entire $1,956,810 it owed to affiliates at December 31, 1997.

     Equity financings in 1998 included $2,291,000 of proceeds from the exercise of Series A warrants and $4,431,420 from a Private Placement of 211,020 shares of Series B Preferred Stock for $21 per share. The Series B Preferred Stock has a cumulative 10% stock dividend and each preferred share is convertible into seven common shares. (See Note 7 to the consolidated financial statements.) The Company incurred expenses totaling $483,788 to register the common stock underlying the warrants and the Series B convertible preferred stock.

     In January 1998, the Company obtained a $4,000,000 increase in its line of credit from PNC Bank to $5,500,000 with repayment originally due on June 30, 1999. The line was secured by certain assets of the Company and the personal guarantees of members of the Stout Partnership (See Certain Transactions). In the second and third quarters of 1998 the PNC line was increased to $8,400,000 and the term was extended to September 30, 1999. As of October 9, 1998, the Company had borrowed a total of $8,300,000 against the PNC line of credit when it was paid off with proceeds from the SPB credit facility.

     In October 1998 the Company completed negotiations on a $30 million credit facility with a division of Southern Pacific Bank (See Note 5 to the consolidated financial statements). In October 1998 the Company used this line to payoff the aforementioned PNC Bank line and $690,000 of notes payable secured by equipment at six subsidiary locations. In addition the Company drew down a $2,000,000 bridge loan payable over 18 months. On March 1, 1999 the $1,440,000 balance on the bridge loan was converted into a real estate loan with payments of $6,000 per month and a balloon payment due October 10, 2003. On December 31, 1998 the Company executed a $490,000 term loan with SDPB to repay certain loans owed by S&W Waste, Inc. As of December 31, 1998 the Company had loans totaling $12,946,683 outstanding under the SPB agreement.

     The additional unused portion of the SPB line will be used to expand existing operations, increase working capital and to finance acquisitions. An additional $175,000 of financing cost is due on June 9, 1999 to make the full $30 million available to borrow against eligible assets pursuant to the terms of the SPB agreement.

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

ACQUISITION OF BRASS IN 1999

     On January 7, 1999, the Company executed a contract to acquire all of the stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). The Company signed a Management Contract taking over all responsibility for day to day management and financial control of SRP and AWI on January 7, 1999. Unaudited sales of SRP and AWI, prior to intercompany eliminations, for the year ended December 31, 1998 were $14,922,000 with unaudited operating income of $2,025,000. The Company purchased Brass for cash plus 1,000,000 shares of restricted common stock plus granted 1,500,000 warrants to Louis Paolino, Jr. to purchase common stock of the Company. The real estate and accounts receivable of Brass will secure loans to fund the cash portion of the purchase price.

ACQUISITION OF EAGLEBROOK IN 1999

     On January 28, 1999 the Company acquired 100% of the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc. ("Eaglebrook") located in Chicago, Illinois. The Company purchased Eaglebrook for cash plus 1,668,025 shares of restricted common stock, $4,000,000 of convertible secured debentures and 150,000 options to purchase Company stock. The unaudited sales of Eaglebrook were $22,145,000 before $1,706,000 of intercompany eliminations and the unaudited combined operating income was $1,325,000 for the year ended December 31, 1998.

ISSUANCE OF ADDITIONAL CONVERTIBLE SUBORDINATED DEBENTURES IN 1999

     On January 27, 1999 the Company issued an additional $2,500,000 of Convertible Subordinated debentures to the same debenture holders with substantially the same terms as the $4,000,000 issued on December 22, 1998 (See Notes 6 and 13 to the Financial Statements). The proceeds were used in the purchase of Eaglebrook.

LOANS FROM RELATED PARTIES

     On February 2, 1999 the Stout Partnership made a $5,000,000 unsecured loan to the Company. The loan bears interest at 10% and matures in 18 months. The proceeds were used in the purchase of Eaglebrook. The Stout Partnership borrowed the $5,000,000 from PNC Bank and the individual partners have personally guaranteed the loan.

     In January 1999 the Company borrowed $1,500,000 from a company owned by one of the directors and his family. The loan bears interest at 1% over prime and matures in 12 months. The proceeds were used in the Eaglebrook acquisition.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 SFAS 133 was issued by the Financial Accounting Standards Board establishing accounting and reporting standards for derivative instruments and hedging activities. The Company does not have any derivative instruments or use any hedging activities. Accordingly, adoption of this standard will not affect the company's financial position or results of operations.

                                YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The accounting software used by the Company is Year 2000 compliant (meaning it recognizes dates in the Year 2000 and beyond) at most subsidiary operations. The Company anticipates upgrading the accounting software in those remaining subsidiaries in mid 1999. The Company does not anticipate a material financial impact as a result of the Year 2000 Issue nor does it anticipate any material financial expenditure to remedy the Year 2000 date change within its own software. In fact, the Company expenditures to date on investigating and remedying Year 2000 issues has been insignificant.

     The Company is nearly complete in the process of conducting an internal audit of its computer systems and software to determine what issues, if any, exist. Upon completion of its internal audit, the Company will evaluate the full scope of issues, related costs, and available remedies to insure the Company's systems continue to meet its internal needs. Anticipated costs for system and software modifications will be expensed as incurred. The Company is also in the process of conducting an internal audit of its non-information technology systems (e.g. manufacturing equipment embedded computer systems) to determine what, if any, issues may exist in those systems.

     However, the Company has no control over Year 2000 compliance by the customers and vendors of the Company. If the Company's customers and vendors are not in Year 2000 compliance, this could provide a material adverse financial impact to the Company. The Company has made inquiry to all of its major customers and suppliers in an attempt to assess the Year 2000 readiness of its major customers and suppliers. The results of this inquiry have not revealed any issues that the Company believes can have a material adverse effect on the financial condition of the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants..........    39
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    40
Consolidated Statements of Operations for the Years Ended
  December 31, 1998 and 1997................................    41
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998 and 1997....................    42
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998 and 1997................................    43
Notes to Consolidated Financial Statements..................    44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To U.S. Plastic Lumber Corp.:

     We have audited the accompanying consolidated balance sheets of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 19, 1999.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                 1998           1997
                                                              -----------    -----------
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $   901,970    $ 1,170,120
Accounts receivable, net....................................   12,334,903      6,940,288
Inventories.................................................    4,869,006      1,502,658
Prepaid expenses and other assets...........................    1,278,402        220,728
                                                              -----------    -----------
          Total current assets..............................   19,384,281      9,833,794
Property, plant and equipment, net..........................   17,890,636      5,775,424
Acquired intangibles, net...................................    9,553,642      7,009,244
Other assets................................................    5,376,403        552,914
                                                              -----------    -----------
          Total assets......................................  $52,204,962    $23,171,376
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $ 4,229,972    $ 3,788,714
Notes payable and capital leases, current portion...........    3,635,300      2,404,607
Notes payable, affiliates...................................           --      1,956,810
Accrued expenses............................................    1,564,944      1,737,518
Other current liabilities...................................    1,097,762        420,084
                                                              -----------    -----------
          Total current liabilities.........................   10,527,978     10,307,733
Notes payable and capital leases, net of current portion....   14,669,104        817,011
Deferred income taxes.......................................      130,281        580,433
Minority interest...........................................      250,164             --
Convertible subordinated debentures, net of discount........    3,555,556             --
                                                              -----------    -----------
          Total liabilities.................................   29,133,083     11,705,177
                                                              -----------    -----------

STOCKHOLDERS' EQUITY:
10% Convertible preferred stock, par value $.001; authorized
  5,000,000 shares; issued and outstanding 382,709 shares
  and 208,930 shares, respectively (aggregate liquidation
  preference of $7,808,877 and $4,178,600, respectively)....          383            209
Common stock par value $.0001, authorized 50,000,000 shares;
  issued and outstanding 18,230,528 shares and 15,621,599
  shares, respectively......................................        1,823          1,562
Additional paid-in capital..................................   24,669,247     12,573,026
Accumulated deficit.........................................   (1,599,574)    (1,108,598)
                                                              -----------    -----------
          Total stockholders' equity........................   23,071,879     11,466,199
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $52,204,962    $23,171,376
                                                              ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                 1998           1997
                                                              -----------    -----------
Sales, net..................................................  $45,704,940    $24,739,381
Cost of goods sold..........................................   35,019,270     19,779,872
                                                              -----------    -----------
  Gross profit..............................................   10,685,670      4,959,509
Selling, general and administrative expenses................    9,248,444      5,280,813
                                                              -----------    -----------
  Operating income (loss)...................................    1,437,226       (321,304)
Interest income.............................................       40,801         50,879
Interest expense............................................   (1,225,158)      (307,636)
Minority interest in joint venture and subsidiary...........     (262,659)      (131,897)
Gain on sale of assets......................................      105,588             --
                                                              -----------    -----------
  Income (loss) before income taxes.........................       95,798       (709,958)
Income tax benefit..........................................           --         (4,329)
                                                              -----------    -----------
  Net income (loss).........................................       95,798       (705,629)
Preferred stock dividends earned............................     (677,078)      (409,705)
                                                              -----------    -----------
  Net loss attributable to common stockholders..............  $  (581,280)   $(1,115,334)
                                                              ===========    ===========
Loss per share-basic and diluted............................  $      (.03)   $      (.08)
                                                              ===========    ===========
Weighted average common shares outstanding-basic and
  diluted...................................................   16,876,651     14,053,862
                                                              ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                    CONVERTIBLE
                                  PREFERRED STOCK       COMMON STOCK       ADDITIONAL
                                  ----------------   -------------------    PAID-IN-     ACCUMULATED
                                  SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT        TOTAL
                                  -------   ------   ----------   ------   -----------   -----------   -----------
Balance at December 31, 1996....   74,970    $ 75    11,672,349   $1,167   $ 4,436,758   $   (98,229)  $ 4,339,771
Sale of Series A preferred
  stock.........................  119,000     119            --       --     2,379,881            --     2,380,000
Preferred stock dividends.......   14,960      15            --       --       304,725      (304,740)           --
Business acquisitions...........       --      --     2,190,150      219     2,277,262            --     2,277,481
Sale of common stock............       --      --     1,111,111      111     2,499,889            --     2,500,000
Common stock issued under
  earnout agreements............       --      --        28,500        3        63,087            --        63,090
Exercise of nonemployee stock
  options.......................       --      --       202,589       20       358,565            --       358,585
Licensing agreement.............       --      --       187,500       19        93,731            --        93,750
Noncompete agreements...........       --      --        72,572        7        80,681            --        80,688
Dura Tech agreement.............       --      --       150,500       15        75,235            --        75,250
Other issuances.................       --      --         6,328        1         3,212            --         3,213
Net loss........................       --      --            --       --            --      (705,629)     (705,629)
                                  -------    ----    ----------   ------   -----------   -----------   -----------
Balance at December 31, 1997....  208,930     209    15,621,599    1,562    12,573,026    (1,108,598)   11,466,199
Business acquisitions and
  earnout agreements............       --      --       952,875       96     3,455,857            --     3,455,953
Sale of Series B preferred
  Stock.........................  211,020     211            --       --     4,431,209            --     4,431,420
Exercise of options and
  warrants......................       --      --     1,044,372      105     2,524,762            --     2,524,867
Costs of issuing common and
  preferred shares..............       --      --            --       --      (483,788)           --      (483,788)
Shares and value of options
  issued to directors and the
  Stout Partnership.............       --      --         4,400       --       512,685            --       512,685
Shares, warrants and options
  issued in connection with
  convertible debentures........       --      --       114,800       11       548,949            --       548,960
Debenture proceeds allocated to
  10% conversion discount.......       --      --            --       --       444,444            --       444,444
Other issuances.................       --      --        29,030        3        75,338            --        75,341
Conversion of Preferred to
  Common........................  (66,207)    (66)      463,452       46            20            --            --
Preferred stock dividends.......   28,966      29            --       --       586,745      (586,774)           --
Net income......................       --      --            --       --            --        95,798        95,798
                                  -------    ----    ----------   ------   -----------   -----------   -----------
Balance at December 31, 1998....  382,709    $383    18,230,528   $1,823   $24,669,247   $(1,599,574)  $23,071,879
                                  =======    ====    ==========   ======   ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                  1998           1997
                                                              ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)...........................................  $     95,798    $  (705,629)
                                                              ------------    -----------
Adjustments to reconcile net income to net cash (used in)
  operating activities:
  Depreciation..............................................     1,511,209        520,888
  Amortization of all intangibles and dredge site
     development costs......................................       614,829        268,279
  Amortization of deferred financing costs..................       272,366             --
  Minority interest in Joint Venture and subsidiary.........       262,659        131,897
  Provision for doubtful accounts...........................       100,769        219,053
  Gain on sale of assets....................................       105,588             --
  Payments of state income taxes............................      (242,441)            --
  Compensation expense related to common shares issued......       170,678         63,090
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable....................................    (3,104,811)    (1,388,682)
     Inventories............................................    (2,632,092)      (575,126)
     Prepaid expenses and other current assets..............    (1,035,010)      (100,166)
     Other assets...........................................      (404,491)      (373,466)
     Accounts payable.......................................      (953,868)      (874,589)
     Other liabilities......................................       263,940         91,281
     Accrued expenses.......................................    (1,276,715)       269,242
                                                              ------------    -----------
          Total adjustments.................................    (6,347,390)    (1,748,299)
                                                              ------------    -----------
          Net cash used in operating activities.............    (6,251,592)    (2,453,928)
                                                              ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........    (7,239,396)    (2,625,356)
  Capital expenditures for dredge disposal site permits and
     costs..................................................    (2,045,436)            --
  Cash paid for acquisitions, net of cash received..........    (3,885,197)    (1,595,000)
                                                              ------------    -----------
          Net cash used in investing activities.............   (13,170,029)    (4,220,356)
                                                              ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock.......................            --      2,503,213
  Proceeds from exercise of warrants........................     2,291,193             --
  Proceeds from sales of preferred stock....................     4,431,420      2,380,000
  Costs of issuing warrants and preferred stock.............      (483,788)            --
  Proceeds from issuance of convertible debentures..........     4,000,000             --
  Proceeds from stock option exercises......................       233,674        358,585
  Advances (repayment of) due to affiliates, net............    (1,956,810)     1,700,000
  Proceeds from notes payable and capital leases............    23,513,840      1,379,987
  Payment of deferred financing and convertible debenture
     issue costs............................................      (715,946)            --
  Payments of notes payable and capital leases..............   (12,160,112)    (1,331,671)
                                                              ------------    -----------
          Net cash provided by financing activities.........    19,153,471      6,990,114
                                                              ------------    -----------
Net change in cash and cash equivalents.....................      (268,150)       315,830
Cash and cash equivalents, beginning of period..............     1,170,120        854,290
                                                              ------------    -----------
Cash and cash equivalents, end of period....................  $    901,970    $ 1,170,120
                                                              ============    ===========

 The accompanying notes are an integral part of these consolidated statements.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     U.S. Plastic Lumber Corp. and its subsidiaries (collectively the "Company") are engaged in the manufacturing of recycled plastic lumber and other products and environmental remediation services, including recycling of soils which have been exposed to hydrocarbons and the beneficial reuse of dredge materials. The Company's plastic lumber customers are located throughout the United States. The Company's environmental remediation, dredge and soil recycling customers are located primarily in the Northeastern United States.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp. and its wholly-owned subsidiaries U.S. Plastic Lumber, LTD, Clean Earth, Inc., Carteret Biocycle Corp. ("CBC"), Clean Earth of New Castle, Consolidated Technologies, Inc. ("CTI"), Integrated Technical Services, Inc. ("ITS") and S&W Waste, Inc. (See subsidiary mergers effective December 31, 1998 in Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenues....................................................    $3,062,903
Operating costs and expenses................................     2,298,779
                                                                ----------
Operating income............................................       764,124
Minority interest...........................................      (382,062)
                                                                ----------
Company's portion of income before income taxes.............    $  382,062
                                                                ==========

     The Company provided 100% of the funds to finance the joint venture's operations and all of its cash advances will be returned before any funds are distributed to IIC. The IIC minority interest in the net income of the joint venture since inception totaling $250,164 is shown as minority interest in the accompanying consolidated balance sheet at December 31, 1998. The $119,403 minority interest in the CTI losses prior to June 30, 1998 are combined with the $382,062 minority interest in the IIC joint venture in the statement of Operations.

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

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

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

ACQUIRED INTANGIBLES

     The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over a period of twenty years. Amortization expense for acquired intangibles was $468,449 in 1998 and $268,279 in 1997. Accumulated amortization of acquired intangibles excluding the Trimax patents was $716,039 at December 31, 1998 and $268,279 at December 31, 1997.

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

OTHER ASSETS

     The Company incurred $2,045,436 of costs in 1997 and 1998 to permit and develop dredge material disposal sites in strip mines in Pennsylvania. The costs are being amortized over the total number of yards currently permitted for disposal including $71,071 of amortization in 1998. The $358,478 value assigned to the Trimax patents acquired in 1998 is being amortized over 15 years including $25,000 of amortization in 1998. Other assets are summarized as follows at December 31, 1998:

Dredge disposal permits and site development, net...........    $1,974,365
Deferred credit agreement financing costs, net..............       799,425
Deferred convertible debenture costs, net...................       686,280
Deposits....................................................       392,223
Patents, net................................................       333,478
Other.......................................................     1,190,632
                                                                ----------
                                                                $5,376,403
                                                                ==========

REVENUE RECOGNITION

     Revenues from the Company's plastic lumber division are recognized at the date the products are shipped. Revenues from the environmental recycling division are recognized when services are performed or upon treatment and certification for disposal of contaminated soil.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     The Company provides for estimated losses on doubtful accounts. The following is a summary of activity of the Company's allowance accounts:

                                                          1998         1997
                                                        ---------    --------
Balance, beginning of year............................  $ 475,030    $148,744
Provision for doubtful accounts.......................    100,769     219,053
Write-offs............................................   (265,700)    (47,662)
Allowance of acquired entities........................    150,808     154,895
                                                        ---------    --------
Balance, end of year..................................  $ 460,907    $475,030
                                                        =========    ========

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

INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized.

ADVERTISING COSTS

     Advertising costs are charged to operations as incurred and were approximately $106,022 and $81,068 in 1998 and 1997, respectively.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with various financial institutions which are primarily located in the Eastern United States. At December 31, 1998, the Company had bank balances of approximately $1,270,000 (including issued but not cleared checks) in excess of amounts insured by federal deposit insurance. Trade receivables are concentrated primarily in the Northeastern United States. The Company does not require collateral from its customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash and cash equivalents, receivables, accounts payable, due to affiliates, notes payable and convertible subordinated debentures. The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate their fair value.

LOSS PER SHARE

     Basic income or loss per share is computed by dividing net income or loss less preferred stock dividends by the weighted-average number of shares actually outstanding. Diluted income or loss per share attributable to common stockholders further considers the impact of common stock equivalents to the extent that they are

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES dilutive. The Company's basic and diluted loss per share are the same for both 1998 and 1997 because the common stock equivalents are anti dilutive. See Notes 6 and 7 for potentially dilutive securities.

COMPREHENSIVE INCOME

     During the years ended December 31, 1998 and 1997 the Company did not have any changes in its stockholders equity resulting from non-owner sources. Accordingly, comprehensive income as set forth in SFAS No. 130 was equal to the net loss amounts presented in the statements of operations.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the year totaled $849,585 and $302,305 for interest in the years ended December 31, 1998 and 1997, respectively, and $242,441 for income taxes in 1998 (none paid in 1997).

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     See Notes 2, 5, 6, 7, 11 and 13 for information regarding common shares, stock options, stock warrants and debt issued for acquisitions, non compete agreements, licensing agreement, earnout agreements, the convertible subordinated debentures and loan guarantees by the Stout partners.

2.  ACQUISITIONS

1997 ACQUISITIONS

     The Company acquired three companies in the plastic lumber business and three companies in the environmental services business in 1997. The $3,872,481 total purchase price for all six acquisitions consisted of 2,190,150 shares of common stock valued at an aggregate of $2,277,481 and cash payments totaling $1,595,000. Several of the acquisitions include non compete agreements and earnout provisions based on achieving specified profitability levels for key employees and former owners.

     A summary of the allocation of the $3,872,481 aggregate purchase price of the 1997 acquisitions to net assets acquired follows:

Working capital (deficit)...................................    $  (675,752)
Long-term assets............................................      2,813,281
Long-term debt assumed......................................     (1,965,040)
Deferred tax liabilities....................................       (815,885)
Acquired intangibles........................................      4,515,877
                                                                -----------
Aggregate purchase price....................................    $ 3,872,481
                                                                ===========

1998 ACQUISITIONS

     In January 1998 the Company acquired Green Horizon Environmental, Inc. ("GHE"), an environmental services company located in Norristown, Pennsylvania.

     In February 1998, the Company acquired 55% of the stock of Consolidated Technologies, Inc. ("CTI"), an environmental recycling services company located in Norristown, Pennsylvania.

     On February 28, 1998 the Company acquired substantially all of the assets of Chesapeake Plastic Lumber, Inc. ("CPL"), a manufacturer of plastic lumber in Denton, Maryland.

     Effective April 30, 1998 the Company acquired 100% of the stock of Cycle-Masters, Inc. ("CMI"), a manufacturer of plastic lumber in Sweetser, Indiana.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     Effective June 30, 1998 the Company acquired 100% of the stock of Geocore, Inc. ("GCI") a small environmental services company in northern New Jersey.

     Effective June 30, 1998 the Company acquired the remaining 45% of CTI. The $119,403 minority interest in the CTI losses prior to June 30, 1998 are combined with the minority interest in the joint venture with IIC in the statement of Operations.

     Effective June 30, 1998 the Company purchased substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. ("Trimax") through the U.S. Bankruptcy Court. The Trimax purchase includes two patents for the manufacture of structural plastic lumber.

     On December 30, 1998 the Company acquired 100% of S&W Waste, Inc. ("S&W"), a RCRA facility that recycles and beneficially re-uses industrial wastes and disposes of contaminated materials, located in northern New Jersey.

     The total purchase price of $8,517,273 for all of the 1998 acquisitions consisted of 952,875 shares of USPL common stock valued at an aggregate of $3,535,660, cash payments of $3,705,000, issuance of debt totaling $954,952, costs totaling $303,868 and $17,793 assigned to options granted to a former owner. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners.

     A summary of the allocation of the aggregate purchase price of the 1998 acquisitions follows:

Working capital (deficit)...................................    $  (846,926)
Long-term assets............................................      7,101,976
Net deferred tax assets.....................................        333,303
Long-term debt..............................................     (1,535,609)
Acquired intangibles........................................      3,464,529
                                                                -----------
Aggregate purchase price....................................    $ 8,517,273
                                                                ===========

     All of the acquisitions in 1997 and 1998 have been accounted for as purchases. Accordingly, the results of operations of the acquired companies are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired has been recorded as acquired intangibles and is being amortized on a straight-line basis over a period of twenty years from the effective date of each acquisition (15 years for the $358,478 assigned to the Trimax patents).

     Effective December 31, 1998 all of the companies in the Plastic Lumber division were merged into U.S. Plastic Lumber, LTD and Waste Concepts, Inc., GHE and GCI were merged into ITS.

     The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the years ended December 31, 1998 and 1997, after giving effect to certain pro forma adjustments as if the acquisitions had taken place on January 1, 1997, are as follows:

                                                       1998           1997
                                                    -----------    -----------
Net sales.........................................  $54,280,394    $44,751,710
                                                    ===========    ===========
Net income (loss).................................  $   297,452    $(1,809,460)
                                                    ===========    ===========
Net loss attributable to common stockholders......  $  (379,626)   $(2,219,165)
                                                    ===========    ===========
Net loss per share-basic and diluted..............  $      (.02)   $      (.14)
                                                    ===========    ===========
Weighted average shares used in computation.......   17,405,486     15,530,628
                                                    ===========    ===========

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill, depreciation on re-valued buildings and equipment and interest on cash paid to the sellers. Per share amounts are calculated after preferred dividends are subtracted from net income. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 1997 or of future results of operations of the consolidated entities.

3.  INVENTORIES

     Inventories consist of the following at December 31, 1998 and 1997:

                                                         1998          1997
                                                      ----------    ----------
Raw materials.......................................  $1,046,926    $  574,463
Finished goods......................................   3,822,080       928,195
                                                      ----------    ----------
                                                      $4,869,006    $1,502,658
                                                      ==========    ==========

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1998 and 1997:

                                     USEFUL LIVES        1998           1997
                                    --------------    -----------    -----------
Land..............................                    $ 2,600,000    $        --
Buildings.........................  30 to 40 years      3,515,923      1,146,948
Machinery and equipment...........   7 to 20 years     16,015,112      7,806,148
Leasehold improvements............   Life of lease        360,365        134,063
Furniture and office equipment....         5 years        673,450        407,446
                                                      -----------    -----------
                                                       23,164,850      9,494,605
Less -- accumulated
  depreciation....................                     (5,274,214)    (3,719,181)
                                                      -----------    -----------
                                                      $17,890,636    $ 5,775,424
                                                      ===========    ===========

     Depreciation expense was $1,511,209 and $520,888 for the years ended December 31, 1998 and 1997, respectively.

5.  NOTES PAYABLE AND CAPITAL LEASES

LINE OF CREDIT AND NEW CREDIT FACILITY

     In January 1998, the Company obtained a $4,000,000 increase in its revolving line of credit bringing the total line of credit to $5,500,000. To obtain this increase the Stout partners, consisting of the Company's Chairman and two directors, pledged assets and guaranteed the line. In exchange for this guarantee the Company granted 320,000 non-employee stock options, exercisable at $2.25 per share, to the Stout Partnership. The $400,000 value of such options is being amortized as interest over the original 18 month term of the line of credit. On August 13, 1998 the Bank added $2,000,000 to the line, bringing the total line to $7,500,000, and extended the maturity date to September 30, 1999. The line was increased to $8,400,000 in October before it was repaid from proceeds of the new credit agreement. (See Note 13 for continuing loan from Stout Partnership.)

     In October 1998 the Company negotiated a five year line of credit for $30,000,000 with a division of Southern Pacific Bank ("SPB"). The draws on the line are collateralized by specific equipment and/or inventory and eligible accounts receivable. The line bears interest at 1% over prime on inventory and receivable loans, 1.25% over prime on equipment loans and 2% over prime on real estate loans. The prime rate

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES was 7.75% on December 31, 1998. Loans secured by specific equipment are payable over terms up to 7 years in equal monthly installments with the unpaid balance due in October 2003. The total costs of obtaining the line aggregating approximately $850,000 are being amortized over the five year term of the agreement as interest expense.

     In the fall of 1998 the Company made net draws of $13,008,766 including $4,883,766 secured by accounts receivable and inventory, $6,125,000 secured by specific equipment and a $2,000,000 bridge loan which, subsequent to year end, converted to a real estate loan. The proceeds were used to payoff the PNC Bank line and approximately $770,000 of loans secured by specific equipment at six subsidiary locations. Certain equipment loans were left in place for various business reasons. On December 30, 1998 an additional $490,000 equipment loan was taken out in connection with the purchase of S&W.

     Notes payable and capital leases consist of the following at December 31, 1998 and 1997:

                                                       1998           1997
                                                    -----------    -----------
Line of credit, bearing interest at 9% due
  December 31, paid in October 1998...............  $        --    $   600,000
Non interest bearing money purchase mortgage note
  payable in monthly installments of $18,939
  through December 31, 2009 including interest
  imputed at 8.5%, collateralized by the S&W
  facility........................................    1,620,637             --
Premium finance agreement payable in monthly
  installments of $63,383 through May 31, 1999
  including interest at 7.12%.....................      311,352             --
Bridge loan converted to Real Estate Loan under
  the loan agreement with SPB on March 1, 1999
  payable in monthly installments of $6,000 with a
  balloon payment due October 10, 2003, bearing
  interest at 2% over prime, collateralized by the
  CBC facility....................................    1,666,667             --
Equipment term loans under loan agreement with
  SPB, due in monthly installments of $78,750 and
  a balloon payment due October 9, 2003, bearing
  interest at prime plus 1.25%, collateralized by
  equipment of certain subsidiaries of the
  Company.........................................    6,396,250             --
Capital lease payable in monthly installments of
  $15,470 through July 24, 2003 including interest
  at 8.58%, collateralized by certain plastic
  lumber equipment................................      717,462             --
Note payable in monthly installments through April
  1, 2002, bearing interest at 7.565%,
  collateralized by all assets at the Auburn, MA
  facility........................................      318,382        387,772
Notes payable to government agency, payable in
  monthly installments totaling $9,505, including
  interest at 5% to 5.5%..........................      486,184             --
Non interest bearing note with customer, payable
  at $.01 per pound of plastic shipped to the
  customer (approximately 700,000 pounds per
  month)..........................................      239,663        300,000
Receivables and Inventory loans under loan
  agreement with SPB, interest payments due
  monthly at prime plus 1%, collateralized by
  substantially all accounts receivable and
  $1,667,000 of inventories of subsidiaries of the
  Company.........................................    4,883,766             --
Other notes payable, bearing interest ranging from
  7.5% to 10.5%, repaid in 1998...................           --      1,869,635

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                                       1998           1997
                                                    -----------    -----------
Note payable to sellers of CMI, bearing interest
  at 8.5%, due on May 31, 1999....................      436,605             --
Note payable to seller of S&W, bearing interest at
  prime, plus 1%, repaid on February 2, 1999......      500,000             --
Other notes and capital leases payable monthly,
  maturing from November 8, 2000 to October 9,
  2003, with interest ranging from 6% to 11.75%,
  collateralized by various equipment of
  subsidiaries of the Company.....................      727,436         64,211
                                                    -----------    -----------
Total notes payable and capital leases............   18,304,404      3,221,618
Less current portion..............................   (3,635,300)    (2,404,607)
                                                    -----------    -----------
Long-term portion.................................  $14,669,104    $   817,011
                                                    ===========    ===========

     Notes payable and capital leases mature as follows:

YEAR ENDING                                                 AMOUNTS
-----------                                               -----------
1999....................................................  $ 3,635,300
2000....................................................    1,666,923
2001....................................................    1,597,968
2002....................................................    1,530,468
2003....................................................    8,797,126
2004 and later..........................................    1,076,619
                                                          -----------
                                                          $18,304,404
                                                          ===========

6.  CONVERTIBLE SUBORDINATED DEBENTURES

     On December 22, 1998 the Company issued $4,000,000 of subordinated debentures convertible into common stock at the lower of $5.29 or 90% of the lowest trading price in the four days preceding the conversion date. The $444,444 allocated to the 10% discount on conversion was recorded as additional paid-in-capital and will accrete to the debentures outstanding as additional interest expense over the period to the earliest conversion date. The conversion price is adjustable downward if, in the one year period ending December 22, 1999, the Company issues convertible securities or common stock at a more favorable price than the debenture conversion price. The 5% per annum debenture interest is payable 1.25% per quarter starting April 1, 1999. The Company issued the debenture holders warrants to purchase 100,000 shares of common stock for $7.215 per share at any time before December 22, 2003. See Note 13 for issuance of additional $2,500,000 debentures subsequent to year end.

     The Debentures mature on December 22, 2003, however, beginning on June 22, 1999 the debenture holders have the right to force the Company to redeem up to $1,000,000 of debentures at a 10% premium (i.e. $1,100,000 for $1,000,000 of debentures). In addition the debenture holders can require the Company to redeem 100% of the debentures at a 30% premium if the Company fails to register the underlying shares with the Securities and Exchange Commission before August 19, 1999. The Company intends to register the shares underlying the debentures before August 19, 1999 and keep the registration statement effective until December 22, 2001 as required by the debenture agreement.

     The debenture holders can force the Company to issue up to $1,500,000 of debentures on the same terms at any time until December 22, 2001. This "Call" right is in addition to the $2,500,000 of debentures issued in January 1999 (See
Note 13). The Company can compel the debenture holders to purchase an additional $500,000 of debentures between June 22, 1999 and December 22, 1999. However, the maximum total

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES debentures that can be issued is $8,000,000. The Company must issue additional warrants in the same proportion (2.5%) as any additional debentures are issued.

     The Company incurred costs totaling $688,116 related to the $4,000,000 debentures including $197,600 assigned to the 100,000 warrants. These costs are being amortized as additional interest expense over the five year term of the debentures. The unamortized balance is included in other assets. If the debentures are converted into common stock the unamortized balance will be charged to additional paid-in-capital.

7.  CAPITAL STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

     In 1996 and 1997 the Company sold 193,970 shares of the Company's Series A Preferred Stock for total gross proceeds of $3,879,400. The shares are nonvoting and have a 10% cumulative stock dividend payable semiannually. The dividend is payable only in Series A Preferred Stock. No cash dividends will be paid. Each share is convertible into seven shares of the Company's Common Stock at the option of the stockholder or mandatorily on the date a registration statement, which would yield the Company $10 million in proceeds, is declared effective by the Securities and Exchange Commission ("SEC"). In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock will be entitled to receive, before the holder of any of the Common Stock, the stated value of $20 per share plus any unpaid dividends. The Series A Preferred Stock can be redeemed at any time at the sole option of the Company for $25 per share. In 1998 approximately 2,431 Series A shares were converted into 17,017 common shares.

     Semi annual 5% stock dividends were declared as of March 31 and September 30 each year for a total of 21,511 and 14,960 Series A shares in 1998 and 1997, respectively. At December 31, 1998 approximately 228,012 Series A shares are outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

     In the summer of 1998 the Company issued 211,020 shares of Series B Preferred Stock to accredited investors. The Series B shares have substantially the same rights and features as the Series A Preferred shares except that the stated and liquidation value of the Series B shares is $21.00 per share.

     A 5% stock dividend of 7,455 Series B shares was declared as of September 30, 1998 for the pro rata portion of the six month period that the Series B preferred shares were outstanding. In 1998 approximately 63,776 Series B shares were converted into 446,432 common shares. At December 31, 1998 approximately 154,697 Series B shares are outstanding.

EMPLOYEE STOCK OPTIONS

     The Company has granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted by the

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

Company generally vest ratably over a period of three years. Employee stock option activity in 1998 is as follows:

                                                                        NUMBER OF
                                                   WEIGHTED AVERAGE      OPTIONS
                                                    EXERCISE PRICE     OUTSTANDING
                                                   ----------------    -----------
Outstanding at December 31, 1996.................       $4.26             307,000
  Granted........................................        3.47           1,220,000
  Exercised......................................          --                  --
  Canceled.......................................        4.33            (177,000)
                                                        -----           ---------
Outstanding at December 31, 1997.................       $3.54           1,350,000
  Granted........................................        3.65             536,000
  Exercised......................................          --                  --
  Canceled.......................................        4.43            (215,000)
                                                        -----           ---------
Outstanding at December 31, 1998.................       $3.46           1,671,000
                                                        =====           =========
Options exercisable at December 31, 1998.........       $3.41           1,207,334
                                                        =====           =========

     Additional information regarding options outstanding at December 31, 1998 follows:

                           OUTSTANDING                   EXERCISABLE
    RANGE OF       ---------------------------   ---------------------------
EXERCISE PRICES                    WEIGHTED                      WEIGHTED
----------------                   AVERAGE                       AVERAGE
 LOW       HIGH     NUMBER      EXERCISE PRICE    NUMBER      EXERCISE PRICE
------    ------   ---------    --------------   ---------    --------------
$2.25     $4.00    1,533,500        $3.30        1,109,833        $3.23
 4.50      7.22      137,500         5.24           97,501         5.42
-----     -----    ---------        -----        ---------        -----
$2.25     $7.22    1,671,000        $3.46        1,207,334        $3.41
=====     =====    =========        =====        =========        =====

     The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for employee stock options for the years ended December 31, 1998 and 1997.

                                                       1998          1997
                                                     ---------    -----------
As reported results of operations:
  Net income (loss)................................  $  95,798    $  (705,629)
                                                     =========    ===========
  Net loss attributable to common stockholders.....  $(581,280)   $(1,115,334)
                                                     =========    ===========
  Net loss per share basic and diluted.............  $    (.03)   $      (.08)
                                                     =========    ===========
Pro forma results of operations:
  Net loss.........................................  $(100,822)   $  (759,558)
                                                     =========    ===========
  Net loss attributable to common stockholders.....  $(777,900)   $(1,169,263)
                                                     =========    ===========
  Net loss per share basic and diluted.............  $    (.06)   $      (.08)
                                                     =========    ===========

     For purposes of the above disclosure, the determination of the fair value of stock options granted in 1998 and 1997 was based on the following: (i) a risk free interest rate of 7.5%; (ii) expected option lives of seven

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES years; (iii) expected volatility in the market price of the Company's common stock of 75%; and (iv) no expected dividends on the underlying common stock.

NONEMPLOYEE STOCK OPTIONS

     Magellan Finance Corporation ("Magellan"), a stockholder, was originally granted options to purchase up to 353,684 shares of the Company's common stock at $1.77 per share. Magellan exercised 117,895 of the options in 1997 and another 117,895 options in September 1998. The remaining 117,894 options expire on June 30, 1999. If Magellan does not exercise its option to purchase the shares, then the Company is obligated to issue the shares to certain USPL stockholders at no cost.

     The Stout Partnership was granted 320,000 options at $2.25 per share in January 1998 in exchange for enabling the Company to obtain a line of credit by providing guarantees (see Notes 5 and 13). In 1998 options for a total of 37,500 shares at a $3.50 exercise price were granted to outside directors. A total of $100,000 was recorded as compensation expense and added to additional paid-in-capital for these nonemployee director options. Options for 20,000 shares with a $5 exercise price were also granted in one of the 1998 acquisitions and options for 10,000 shares with a $3.50 price were granted in connection with the convertible debentures.

     Nonemployee stock option activity in 1998 and 1997 is summarized as follows:

                                                                        NUMBER OF
                                                   WEIGHTED AVERAGE      OPTIONS
                                                    EXERCISE PRICE     OUTSTANDING
                                                   ----------------    -----------
Outstanding at December 31, 1996.................       $1.81            463,379
  Granted........................................          --                 --
  Exercised......................................        1.77           (202,589)
  Canceled.......................................        2.50             (5,000)
                                                        -----           --------
Outstanding at December 31, 1997.................       $1.83            255,790
  Granted........................................        2.55            387,500
  Exercised......................................        1.80           (122,895)
  Canceled.......................................          --                 --
                                                        -----           --------
Outstanding at December 31, 1998.................       $2.37            520,395
                                                        =====           ========
Stock options exercisable........................       $2.54            402,500
                                                        =====           ========

STOCK WARRANTS

     The Company previously issued 950,000 of Series A and 950,000 Series B warrants to purchase the Company's common stock at $2.50 and $4.50 per share, respectively. The Company received $2,291,193 from the exercise of 916,477 Series A warrants in 1998. The 33,523 unexercised Series A warrants expired on June 30, 1998. None of the Series B warrants were exercised and all 950,000 of the Series B warrants expired in the third quarter of 1998.

     The Company issued the debenture holders warrants to purchase 100,000 shares of common stock for $7.215 per share at any time before December 22, 2003. Warrants to purchase 62,500 shares for $7.215 per share will be issued in 1999 as a result of the issuance of $2,500,000 of convertible debentures in January 1999 (see Notes 6 and 13).

EARNOUT AGREEMENT

     The Company has earnout agreements with certain shareholders that provide for 4,573,686 shares of the Company's Common Stock to be reserved for issuance if certain sales/production goals for plastic lumber product are achieved prior to December 31, 2000 as set forth in the March 29, 1996 Agreement and Plan of

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

Reorganization between Earth Care Global Holdings, Inc. and Educational Storybooks International, Inc. The additional shares, if any, will be issued at their then current fair value and allocated to acquired intangibles as an additional cost of the reverse merger of Earth Care Global Holdings, Inc. with USPL and the subsequent reverse merger of USPL with Clean Earth Inc. ("CEI") in 1996.

STOCK RESERVED

     At December 31, 1998, common stock was reserved for the following:

Shares contingently issuable to USPL and CEI shareholders...     4,573,686
Conversion of Series A and B Preferred Stock................     2,678,963
Non employee stock options..................................       520,395
Employee stock options......................................     1,671,000
Shares contingently issuable under other earnout
  provisions................................................       175,500
Warrants issued to convertible debenture holders............       100,000
Convertible debentures......................................       756,001
                                                                ----------
                                                                10,475,545
                                                                ==========

8.  EMPLOYEE BENEFIT PLANS

     The Company has defined contribution 401(k) and profit sharing plans that cover substantially all employees who have met the eligibility requirements. Employees may contribute up to the maximum allowable under current regulations to the 401(k). There are no employee contributions to the profit sharing plan. The Company's contribution to each plan is at the discretion of the Company. The Company contributed $5,772 to one of the plans during 1998 (none in 1997).

9.  INCOME TAXES

     The provision for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between financial statement and tax basis of assets and liabilities. The components of the provision for income taxes (benefit) included in the consolidated statements of operations is as follows:

                                                         1998         1997
                                                       ---------    ---------
Current:
  Federal............................................  $      --    $      --
  State..............................................    148,000      164,923
                                                       ---------    ---------
                                                         148,000      164,923
                                                       ---------    ---------
Deferred:
  Federal............................................    (14,828)     (95,839)
  State..............................................   (133,172)     (73,413)
                                                       ---------    ---------
                                                        (148,000)    (169,252)
                                                       ---------    ---------
                                                       $      --    $  (4,329)
                                                       =========    =========

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to pre-tax accounting income
(loss), as follows:

                                                         1998         1997
                                                       ---------    ---------
Tax at statutory rate of 34%.........................  $  32,571    $(241,386)
State taxes, net of Federal benefit..................      9,786       60,397
Nondeductible goodwill...............................    155,601       88,720
Increases (decreases) in valuation reserves..........   (169,252)     124,788
Other................................................    (28,706)     (36,848)
                                                       ---------    ---------
  Income tax benefit.................................  $      --    $  (4,329)
                                                       =========    =========

     Deferred taxes primarily represent the impact of businesses acquired in 1998 and 1997 that formerly accounted for Federal income taxes on a cash basis and differences between the fair market value and tax basis of equipment owned by acquired companies. At December 31, 1998 the Company had Federal and state net operating loss carryforwards of approximately $6,000,000 and $4,300,000, respectively, that expire in 2002 through 2012. For financial reporting purposes a valuation allowance of $2,300,000 has been established to offset the net deferred tax assets related to these carryforwards. If realized in the future, most of the benefit of these carryforwards will be recorded as a reduction of acquired intangible assets.

     In 1998 the Company reduced the valuation reserves on deferred tax assets of Companies acquired in 1996 and 1997. Accordingly, net deferred tax liabilities and the related acquired intangibles were reduced by $150,000. Deferred tax assets of acquisitions in 1998 also reduced the net deferred tax liability.

10.  RELATED PARTY TRANSACTIONS

     In 1997 and 1998, the Company borrowed up to $2,400,000 under a $2,500,000 line of credit agreement from a company controlled by a member of the Board of Directors and his family. The line of credit bears interest at prime plus 1% and expires on June 30, 1999. No balance was outstanding at December 31, 1998 (See
Note 13) and $1,956,810 was outstanding at December 31, 1997. The Company paid $171,849 and $90,938 in interest on this line in 1998 and 1997, respectively.

11.  COMMITMENT AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, equipment, manufacturing facilities, and land under non-cancelable operating leases that expire at various dates through 2028. Future minimum payments are as follows for the years ending December 31:

                                                                TOTAL
                                                              ----------
1999........................................................  $  968,000
2000........................................................     858,000
2001........................................................     758,000
2002........................................................     710,000
2003........................................................     589,000
Thereafter..................................................   5,501,000
                                                              ----------
          Total.............................................  $9,384,000
                                                              ==========

     The Company leases approximately 7.5 acres of land at its soil recycling facility at a rental of $1.00 per ton of soil received with a minimum rental of $50,000 per year. Rent expense under this lease was $219,986 and $192,223 in 1998 and 1997, respectively. The lease was renewed for five years in 1998 and contains two

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES five-year renewal options. The lessor has the right and option at the time of renewal to require the Company to purchase the property at a purchase price of $100,000 per acre subject to annual escalation based on the Consumer Price Index from inception of the lease.

     The Company currently leases approximately 5 acres of land under the CBC facility. The lease term is 30 years with two renewal options Rent expense for all operating leases for the years ended December 31, 1998 and 1997 was approximately $1,013,000 and $563,000, respectively.

EMPLOYMENT AGREEMENTS

     At December 31, 1998, the Company had employment agreements with certain officers and key employees. Salaries and benefits expense recorded under the Agreements totaled approximately $1,714,000 and $792,000 during years ended December 31, 1998 and 1997, respectively. Future minimum payments under these employment agreements are as follows:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                       ----------
       1999.................................................   $1,864,000
       2000.................................................    1,659,000
       2001.................................................    1,053,000
       2002.................................................      303,000
       2003.................................................       46,000
                                                               ----------
                                                               $4,925,000
                                                               ==========

COVENANT NOT TO COMPETE

     The Company had a covenant not to compete agreement requiring payments of $2.00 per ton of soil received for processing. Payments under the covenant not to compete totaled $187,008 and $384,446 for 1998 and 1997, respectively. The requirement to make payments ended on August 31, 1998.

LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

LICENSING AGREEMENT

     During February of 1997, the Company entered into a licensing agreement with Rutgers University for the rights to commercially develop, manufacture and sell a composite building material from recycled waste. In exchange for $10,000 in cash and 187,500 shares of the Company's common stock, the Company received an exclusive license to use this material for certain applications, including railroad ties, marine pilings and building materials. The total consideration was valued at $103,750 and has been recorded as a component of other assets in the consolidated balance sheet. This agreement is in effect for at least ten years from the date of the initial product sales and requires the Company to pay a maintenance fee and a 3% royalty fee. Such fees are subject to certain minimum future payment thresholds, as follows:

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                                       MAINTENANCE    ROYALTY
                                                           FEE          FEE
                                                       -----------    --------
1999.................................................   $ 10,000      $ 40,000
2000.................................................     10,000        60,000
2001.................................................     10,000        60,000
2002.................................................     10,000        60,000
2003.................................................     10,000        60,000
Thereafter...........................................     50,000       300,000
                                                        --------      --------
                                                        $100,000      $580,000
                                                        ========      ========

     The Company had minimal initial product sales in 1998 and paid $21,667 of maintenance and prorated royalty fees in 1998 after the initial shipments of railroad ties were made to potential customers for testing.

ROYALTY AGREEMENT

     Carteret Biocycle, Inc. ("CBC") has a license and operating agreement with SD&G Aggregates, Inc. ("SD&G") to conduct remediation of contaminated soils. The Company pays SD&G a royalty of 2% of CBC's sales. CBC commenced operations in July 1998 and recorded royalty expense of $ 33,360 in 1998.

SIGNIFICANT CUSTOMERS

     The Plastic Division had sales to one customer of $4,117,000 in 1998 and $2,590,000 in 1997.

12.  SEGMENT REPORTING

     The Company's sales generating operations are conducted through its Plastic Lumber Division and its Environmental Recycling Division. Separate monthly consolidated financial statements are prepared for each division. There are no intersegment or foreign revenues. The corporate administrative expenses consist of the executive officers of the Company and include the legal, accounting and enterprise wide cash management functions and public company expenses. Substantially all of the debt and related interest expense is also retained at corporate. The corporate administrative and interest expenses are not allocated to the two Divisions for management reports. The operating income of each of the Divisions is the principal measurement tool used to manage the two segments.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     The operating results of each segment and the reconciliation of each element to the consolidated statement of operations for each of the years ended December 31, 1998 and 1997 follows (in thousands):

                                                            1998       1997
                                                           -------    -------
Revenues:
  Environmental recycling................................  $29,985    $16,609
  Plastic lumber.........................................   15,720      8,130
                                                           -------    -------
                                                           $45,705    $24,739
                                                           =======    =======
Operating income (loss):
  Environmental recycling................................  $ 3,546    $ 2,312
  Plastic lumber.........................................     (596)    (1,033)
  Corporate..............................................   (1,513)    (1,600)
                                                           -------    -------
                                                           $ 1,437    $  (321)
                                                           =======    =======
Depreciation and amortization:
  Environmental recycling................................  $   837    $   237
  Plastic lumber.........................................    1,115        392
  Corporate..............................................      174        160
                                                           -------    -------
                                                           $ 2,126    $   789
                                                           =======    =======

     Information with respect to assets and capital expenditures of the segments and reconciliation to the financial statements is set forth below (in thousands):

                                                            1998       1997
                                                           -------    -------
Segment assets at December 31:
  Environmental recycling................................  $26,761    $ 8,058
  Plastic lumber.........................................   22,915     15,113
  Corporate..............................................    2,529         --
                                                           -------    -------
                                                           $52,205    $23,171
                                                           =======    =======
Capital expenditures for the years ended December 31:
  Environmental recycling................................  $ 4,385    $ 1,499
  Plastic lumber.........................................    2,831      1,126
  Corporate..............................................       23         --
                                                           -------    -------
                                                           $ 7,239    $ 2,625
                                                           =======    =======

13.  SUBSEQUENT EVENTS

ACQUISITION OF BRASS

     On January 7, 1999, the Company executed a contract to acquire all of the stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA similar to the Company's soil remediation facility in New Castle, DE and has been a competitor of the Company. AWI provides environmental services similar to the Company's environmental services division. The Company signed a Management Contract on January 7, 1999 taking over all responsibility for day to day management and financial control of SRP and AWI as of that date. Unaudited sales of SRP and AWI, prior to intercompany eliminations, for the year ended December 31, 1998 were $14,922,000 with unaudited operating income of

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

$2,025,000. The Company finalized its transaction with Brass in March 1999. The Company purchased Brass for cash plus 1,000,000 shares of restricted common stock plus granted 1,500,000 warrants to Louis Paolino, Jr. to purchase common stock of the Company. The real estate and accounts receivable of Brass will secure loans to fund the cash portion of the purchase price. The acquisition of Brass will be accounted for as a purchase.

ACQUISITION OF EAGLEBROOK

     On January 28, 1999 the Company acquired 100% of the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc. ("Eaglebrook"), located in Chicago, Illinois. Eaglebrook processes HDPE for use as a raw material and produces plastic lumber similar to the Company's. Eaglebrook also produces composite lumber through a continuous extrusion process. The Company purchased Eaglebrook for cash plus 1,668,025 shares of restricted common stock, $4,000,000 of convertible secured debentures and 150,000 options to purchase common stock. The acquisition of Eaglebrook will be accounted for as a purchase.

     The Company will lease the 260,000 square foot Chicago facility from the sellers for ten years at a monthly rental of $39,181 with an option to purchase the facility for $3,000,000. The Sellers all signed three year employment contracts and will manage the Company's Plastic Lumber Division.

     The unaudited sales of both Eaglebrook companies were $22,145,000, before $1,706,000 of intercompany eliminations, and the unaudited operating income was $1,325,000 for the year ended December 31, 1998.

ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES

     On January 26, 1999 the Company issued an additional $2,500,000 of Convertible Subordinated debentures to the same debenture holders with substantially the same terms as the $4,000,000 issued on December 22, 1998 (see
Note 6). The debenture holders can demand repayment of the $2,500,000 only during the first quarter of 2000. The proceeds were used in the purchase of Eaglebrook.

LOANS FROM RELATED PARTIES

     On February 2, 1999 the Stout Partnership made a $5,000,000 unsecured loan to the Company. The loan bears interest at 10% and matures in 18 months. The proceeds were used in the purchase of Eaglebrook. The Stout Partnership borrowed the $5,000,000 from PNC Bank and the individual partners have personally guaranteed the loan. In January 1999 the Company borrowed $1,500,000 from a company owned by one of the directors and his family (see Note 10). The loan bears interest at 1% over prime and matures in 12 months. The proceeds were used in the Eaglebrook acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information contained in the Proxy Statement under the caption "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" relating to the 1999 Annual Meeting is incorporated herein by reference.

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

NAME OF DIRECTOR/OFFICER             AGE   DIRECTOR SINCE (TERM EXPIRES) POSITIONS WITH THE COMPANY
------------------------             ---   --------------------------------------------------------
Mark S. Alsentzer..................  43    May 1994 (2000) Chairman, President & Chief Executive
                                             Officer/Director
Roger Zitrin.......................  50    November 1996 (2002) Director
August C. Schultes III.............  52    February 1997 (2000) Director
Gary J. Ziegler....................  51    February 1997 (1999) Director
Bruce C. Rosetto...................  41    Secretary/GeneralCounsel
Michael D. Schmidt.................  50    Treasurer/Chief Financial Officer

     The following is a description of the biographical information of each of the Company's directors for the last five years unless otherwise indicated:

     MARK S. ALSENTZER, Chairman, Director, President & CEO; Mr. Alsentzer has served as a director since May 1994. As former President of Stout Environmental, Inc. Mr. Alsentzer developed that company from $2 million to $90 million in revenues and 46 to 700 employees. In 1992, Stout Environmental merged with Republic Industries, where Mr. Alsentzer remained as Vice President of Republic Environmental Systems, Inc. In addition, Mr. Alsentzer was Director of Cemtech, a company which grew from $3 to $21 million and was sold to Waste Management in 1991. Mr. Alsentzer founded Clean Earth, which is currently a wholly owned subsidiary of the Company and a leading recycler of contaminated soil and debris located in the northeast. Mr. Alsentzer has a B.S. in Chemical Engineering from Lehigh University and an MBA from Farleigh Dickenson University.

     ROGER N. ZITRIN, Director; Dr. Zitrin has served as a director since November 1996. Dr. Zitrin was the founder and President of the Heart Association of Palm Beach County where he was a practicing physician specializing in cardiology until he retired in 1992. He is presently acting as an independent investor and investment advisor. Dr. Zitrin is the founder of Florida Medical Laser Corp. and Gold Coast Specialty Lab and co-founder of Physicians Cardiac Imaging. He is presently acting as financial advisor to Gold Coast Ventures, Inc. and serving as a Board member of Associated Home Health. Dr. Zitrin is a graduate of Rutgers College of Medicine and Dentistry.

     AUGUST C. SCHULTES III, Director; Mr. Schultes has served as a director since February 1997. Mr. Schultes is Chairman of the Board and CEO of A.C. Schultes, Inc., a contracting and service organization specializing in water well drilling, water and waste water treatment, and pump and motor repair services with offices in Maryland, Delaware and two (2) locations in New Jersey for over seventy-five years. He is also the Chairman of the Board and CEO of Life Care Institute, a medical diagnostic center with facilities to perform stress tests, CAT scans, MRI scans and physical therapy located in New Jersey. He was also the founder, Chairman of the Board and CEO of Stout Environmental, Inc., a full service hazardous waste environmental company. Mr. Schultes is a graduate of Penn State University and has a BS in Civil Engineering.

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

     The following is a description of the Company's officers who are not also directors:

     BRUCE C. ROSETTO, Age 41, Vice President and General Counsel/Secretary; Mr. Rosetto joined the Company in January, 1997 and his primary responsibilities are acting as General Counsel to the Company, mergers and acquisitions, SEC reporting investor relations and performing the functions as corporate secretary. Mr. Rosetto was a partner in a New Jersey law firm; Paschon, Feurey, and Rosetto from 1982-86. In 1986, Mr. Rosetto became Chairman and CEO of Consolidated Waste Services of America, Inc., a fully integrated environmental company, building that company primarily through mergers and acquisitions into one of the largest privately owned environmental companies in New Jersey until its acquisition by USA Waste Services. In 1994, he became Chairman and CEO of Hemo Biologics International, Inc., a biologic products company. He graduated from LaSalle University in 1979 with a BA Degree in Political Science, and from Villanova University School of Law in 1982, with a JD Degree. He is currently a member of the Florida and New Jersey Bar.

     MICHAEL SCHMIDT, Age 50, Treasurer and Chief Financial Officer; Mr. Schmidt joined the Company in December 1997 and is responsible for the Company's overall financial direction and SEC reporting, accounting operations and accounting controls. Mr. Schmidt has over 20 years of public and private accounting experience including 10 years in the environmental industry. Prior to joining the Company, Mr. Schmidt served as Chief Financial Officer of Republic Environmental Systems, Inc., a publicly traded company and a leading environmental service provider, headquartered in Blue Bell, Pennsylvania, a position he held for approximately ten years. Mr. Schmidt has a Bachelor of Science in Business Administration from Rowan University and is a Certified Public Accountant in the State of New Jersey.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" relating to the 1999 Annual Meeting is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the caption "Executive Compensation" relating to the 1999 Annual Meeting is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" relating to the 1999 Annual Meeting is incorporated herein by reference.

ITEM 12.  CERTAIN TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Certain Transactions" relating to the 1999 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS

EXHIBITS

EXHIBIT
  NO.                               DOCUMENT
-------                             --------
     2.1  Agreement & Plan of Reorganization [Earth Care/Educational
          Storybooks] (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on March 7, 1997)
     3.1  Articles of Incorporation [Front Street] (Incorporated by
          reference from Exhibit 3.1 to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on March 7, 1997)
     3.2  Articles of Amendment [Front Street] (Incorporated by
          reference from Exhibit 3.2 to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on March 7, 1997)
     3.3  Articles of Amendment [Educational Storybooks] (Incorporated
          by reference from Exhibit 3.3 to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on March 7, 1997)
     3.4  Articles of Amendment [Educational Storybooks] (Incorporated
          by reference from Exhibit 3.4 to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on March 7, 1997)
     3.5  Articles of Merger [Educational Storybooks and U.S. Plastic
          Lumber Corp.] (Incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on March 7, 1997)
     3.6  By-Laws (Incorporated by reference from Exhibit 3.6 to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on March 7, 1997)
     4.1  Common Stock Specimen Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on
          Form SB-2 (File No. 333-22949) filed with the SEC on March
          7, 1997)
     4.2  Warrant Agreement (Incorporated by reference from Exhibit
          4.2 to the Company's Registration Statement on Form SB-2
          (File No. 333-22949) filed with the SEC on March 7, 1997)
     4.3  Series A Warrant Certificate (Incorporated by reference from
          Exhibit 4.3 to the Company's Registration Statement on Form
          SB-2 (File No. 333-22949) filed with the SEC on March 7,
          1997)
     4.4  Series B Warrant Certificate (Incorporated by reference from
          Exhibit 4.4 to the Company's Registration Statement on Form
          SB-2 (File No. 333-22949) filed with the SEC on March 7,
          1997)
    10.1  Jeanell Sales Corp. Acquisition Agreement (Incorporated by
          reference from Exhibit 10.1 to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on March 7, 1997)
    10.2  Duratech Acquisition Agreement (Incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on
          Form SB-2 (File No. 333-22949) filed with the SEC on March
          7, 1997)
    10.3  Clean Earth Acquisition Agreement (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on
          Form SB-2 (File No. 333-22949) filed with the SEC on March
          7, 1997)
    10.4  RPI Acquisition Agreement (Incorporated by reference from
          Exhibit 10.4 to the Company's Registration Statement on Form
          SB-2 (File No. 333-22949) filed with the SEC on March 7,
          1997)
    10.5  ARDT Acquisition Agreement (Incorporated by reference from
          Exhibit 10.5 to the Company's Registration Statement on Form
          SB-2 (File No. 333-22949) filed with the SEC on March 7,
          1997)

EXHIBIT
  NO.                               DOCUMENT
-------                             --------
    10.6  Employment Agreement -- Mark Alsentzer (Incorporated by
          reference from Exhibit 10.6 to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on March 7, 1997)
    10.7  Employment Agreement -- Harold Gebert (Incorporated by
          reference from Exhibit 10.7 to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on March 7, 1997)
    10.8  Employment Agreement -- David Farrow (Incorporated by
          reference from Exhibit 10.8 to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on March 7, 1997)
    10.9  Rutgers Licensing Agreement (Incorporated by reference from
          Exhibit 10.9 to the Company's Registration Statement on Form
          SB-2 (File No. 333-22949) filed with the SEC on March 7,
          1997)
    10.10 ESP Acquisition Agreement (Incorporated by reference from
          Exhibit 10.10 of Amendment One to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on August 26, 1997)
    10.11 ITS Acquisition Agreement (Incorporated by reference from
          Exhibit 10.11 of Amendment One to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on August 26, 1997)
    10.12 EPC Acquisition Agreement (Incorporated by reference from
          Exhibit 10.12 of Amendment One to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on August 26, 1997)
    10.13 IIC/USPL Joint Venture Agreement (Incorporated by reference from Exhibit 10.13 of Amendment One to the Company's
          Registration Statement on Form SB-2 (File No. 333-22949)
          filed with the SEC on August 26, 1997)
    10.14 S D & G License and Operating Agreement (Incorporated by
          reference from Exhibit 10.14 of Amendment One to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on August 26, 1997)
    10.15 Ground Lease Agreement (Carteret Biocycle) (Incorporated by
          reference from Exhibit 10.15 of Amendment One to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on August 26, 1997)
    10.16 Lease Agreement (Brock Mgt/Earth Care TN) (Incorporated by
          reference from Exhibit 10.16 of amendment One to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on August 26, 1997)
    10.17 Lease Agreement (APEC/Earth Care Midwest) (Incorporated by
          reference from Exhibit 10.17 of Amendment One to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on August 26, 1997)
    10.18 Lease Agreement (Plastic Properties LLC/RPI) (Incorporated
          by reference from Exhibit 10.18 of amendment One to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on August 26, 1997)
    10.19 Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by
          reference from Exhibit 10.10 of Amendment One to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on August 26, 1997)
    10.20 Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated
          by reference from Exhibit 10.20 of Amendment One to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on August 26, 1997)
    10.21 Lease Agreement (Consol. Realty/EPC) (Incorporated by
          reference from Exhibit 10.21 of Amendment One to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on August 26, 1997)
    10.22 Lease Agreement (Waste Concepts, Inc.) (Incorporated by
          reference from Exhibit 10.22 of Amendment Two to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on January 9, 1998)

EXHIBIT
  NO.                               DOCUMENT
-------                             --------
    10.23 Lease Agreement (Earth Care Partners of Tennessee)
          (Incorporated by reference from Exhibit 10.22 of Amendment
          Two to the Company's Registration Statement on Form SB-2
          (File No. 333-22949) filed with the SEC on January 9, 1998)
    10.24 WCI Acquisition Agreement (Incorporated by reference from
          Exhibit 10.22 of Amendment Two to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on January 9, 1998)
    10.25 CTI Stock Purchase Agreement (Incorporated by reference from
          Exhibit 10.22 of Amendment Two to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on January 9, 1998)
    10.26 Employment Agreement -- Steven Sands (Incorporated by
          reference from Exhibit 10.22 of Amendment Two to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on January 9, 1998)
    10.27 Employment Agreement -- Bruce Rosetto (Incorporated by
          reference from Exhibit 10.22 of Amendment Two to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on January 9, 1998)
    10.28 ICC/USPL Joint Venture II (Incorporated by reference from
          Exhibit 10.22 of Amendment Two to the Company's Registration
          Statement on Form SB-2 (File No. 333-22949) filed with the
          SEC on January 9, 1998)
    10.29 PNC Bank of Delaware -- Promissory Note (Incorporated by
          reference from Exhibit 10.22 of Amendment Two to the
          Company's Registration Statement on Form SB-2 (File No.
          333-22949) filed with the SEC on January 9, 1998)
    10.30 Letter Employment Agreement -- Michael D. Schmidt
          (Incorporated by reference from Exhibit 10.30 of the Form
          10KSB filed on March 31, 1998)
    10.31 Eaglebrook Plastics, Inc. Stock Purchase Agreement
          (Incorporated by reference from Exhibit 10.31 of the Form 8K filed on February 10, 1999)
    10.32 Eaglebrook Plastics, Inc. Stock Purchase Agreement
          (Incorporated by reference from Exhibit 10.32 of the Form 8K filed on February 10, 1999)
    10.33 Coast Business Credit Loan and Security Agreement; Amendment
          to Loan and Security Agreement; Second Amendment to Loan and
          Security Agreement; Third Amendment to Loan and Security
          Agreement; and Fourth Amendment to Loan and Security
          Agreement
    10.34 Convertible Debenture Purchase Agreements with Halifax Fund,
          L.P. and Societe Generale, L.P. dated December 22, 1998
    10.35 Convertible Debenture Purchase Agreement with Halifax Fund,
          L.P. and Societe Generale, L.P. dated January 26, 1999
    10.36 1999 Employee Stock Option Plan
    10.37 1999 Non-Employee Director Stock Option Plan
    21.1  List of subsidiaries
    27    Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. Plastic Lumber Corporation

                                          By:     /s/ MARK S. ALSENTZER
                                            ------------------------------------
                                            Mark S. Alsentzer, Chairman of the
                                              Board,
                                            Chief Executive Officer and
                                              President

Date: March 26, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MARK S. ALSENTZER                                        Date: March 26, 1999
-----------------------------------------------------
Mark S. Alsentzer, Chairman of the Board, Chief
Executive Officer and President

/s/ MICHAEL D. SCHMIDT                                       Date: March 26, 1999
-----------------------------------------------------
Michael D. Schmidt, Chief Financial Officer Treasurer

/s/ AUGUST C. SCHULTES III                                   Date: March 26, 1999
-----------------------------------------------------
August C. Schultes III, Director

/s/ GARY J. ZIEGLER                                          Date: March 26, 1999
-----------------------------------------------------
Gary J. Ziegler, Director

/s/ ROGER N. ZITRIN                                          Date: March 26, 1999
-----------------------------------------------------
Roger N. Zitrin, Director