Form 10QSB
period 1999-03-31
U S PLASTIC LUMBER CORP
filed 1999-05-17
CIK 1014851

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Check here whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ----   ----

The number of shares outstanding of the registrant's common stock as of April 16, 1999 is 22,917,854.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

Item 1.  Financial Statements:                                             PAGE
-------  ---------------------                                             ----

   Condensed Consolidated Balance Sheets as of March 31, 1999
     and December 31, 1998..................................................  3

   Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 1999 and 1998.............................  4

   Condensed Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 1999 and 1998............................  5

   Notes to Condensed Consolidated Financial Statements.....................  6

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................................... 13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 17

Item 2.  Changes in Securities and Use of Proceeds.......................... 18

Item 5.  Other Information.................................................. 19

Item 6.  Exhibits and Reports on Form 8-K................................... 19

SIGNATURES.................................................................. 19



FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, the Company's history of operating losses, limited access to capital, demand for products and services of the Company, dilution from issuance of additional shares, newly developing technologies, loss of permits, conflicts of interest in related party transactions, regulatory matters, environmental liability, the occurrence of events not covered by insurance, a substantial increase in interest rates, protection of technology, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the inability to implement our growth strategy, the inability to maintain key employees, the effects of competition, the risks and costs associated with the change in the year 2000 and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to condensed consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,           DECEMBER 31,
                                                                                      1999                   1998
                                                                                      ----                   ----
                            ASSETS                                                 (Unaudited)
Current assets:
Cash and cash equivalents                                                        $   1,149,518           $     901,970
Accounts receivable, net                                                            18,551,020              12,334,903
Inventories                                                                          3,440,725               4,869,006
Prepaid expenses and other assets                                                    1,453,391               1,278,402
                                                                                 -------------           -------------

                  Total current assets                                              24,594,654              19,384,281

Property, plant and equipment, net                                                  55,452,695              17,890,636
Acquired intangibles, net                                                           16,294,284               9,553,642
Other assets                                                                         5,603,704               5,376,403
                                                                                 -------------           -------------

Total assets                                                                     $ 101,945,337           $  52,204,962
                                                                                 =============           =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                 $   8,677,090           $   4,229,972
Notes and capital leases payable, current portion                                    3,945,670               3,635,300
Accrued expenses                                                                     3,516,599               1,564,944
Other liabilities                                                                    4,387,897               1,097,762
                                                                                 -------------           -------------

                  Total current liabilities                                         20,527,256              10,527,978

Notes and capital leases payable, net of current portion                            27,823,238              14,669,104
Notes Payable - Affiliates                                                           6,500,000                      --
Deferred income taxes and other liabilities                                            613,287                 130,281
Minority interest                                                                      250,164                 250,164
Convertible subordinated debentures, net of discount                                10,500,000               3,555,556
                                                                                 -------------           -------------

                  Total liabilities                                                 66,213,945              29,133,083

Stockholders' equity:
10% Convertible preferred stock, par value $.001; authorized 5,000,000 shares; issued and outstanding 351,462 shares and 382,709 shares, respectively (aggregate liquidation preference of $7,144,194 and
  $7,808,877, respectively)                                                                351                     383
Common stock par value $.0001, authorized 50,000,000 shares; issued and
  outstanding 22,356,449 shares and 18,230,528 shares, respectively                      2,236                   1,823
Additional paid-in capital                                                          43,068,045              24,669,247
Accumulated deficit                                                                 (7,339,240)             (1,599,574)
                                                                                 -------------           -------------

                  Total stockholders' equity                                        35,731,392              23,071,879
                                                                                 -------------           -------------

                  Total liabilities and stockholders' equity                     $ 101,945,337           $  52,204,962
                                                                                 =============           =============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (Unaudited)

                                                                           1999                  1998
                                                                           ----                  ----

Sales, net                                                             $ 19,812,231           $  7,659,261

Cost of goods sold                                                       14,175,235              6,058,821
Restructuring charge and asset impairment                                 2,025,000                     --
                                                                       ------------           ------------

         Gross profit                                                     3,611,996              1,600,440

Selling, general and administrative expenses                              3,702,499              1,584,796
Restructuring charge and asset impairment                                 3,720,000                     --
                                                                       ------------           ------------

         Operating income (loss)                                         (3,810,503)                15,644
                                                                       ------------           ------------

Interest and other income                                                    47,395                105,588
Interest expense                                                         (1,611,677)              (145,332)
                                                                       ------------           ------------

         Loss before income taxes                                        (5,374,785)               (24,100)

Provision for income taxes (benefit)                                             --                 (9,640)
                                                                       ------------           ------------

         Net loss                                                        (5,374,785)               (14,460)

Preferred stock dividend earned                                            (169,612)              (108,155)
                                                                       ------------           ------------

         Net loss attributable to common stockholders                  $ (5,544,397)          $   (122,615)
                                                                       ============           ============

Net loss per share - basic and diluted                                        $(.26)                 $(.01)
                                                                       ============           ============

Weighted average common shares outstanding- basic and diluted            21,619,613             15,737,443
                                                                       ============           ============

The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (Unaudited)

                                                                                            1999                   1998
                                                                                            ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                               $ (5,374,785)          $    (14,460)
                                                                                         ------------           ------------
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation                                                                              706,644                252,168
    Amortization                                                                              202,882                103,589
    Amortization of deferred financing and debenture discount costs                           914,124                 44,444
    Restructuring and asset impairment charge                                               5,251,623                     --
    Gain on sale of assets                                                                         --                105,588
    Expense related to common shares issued to non-employees                                       --                 36,225
    Compensation expense on earn-out shares                                                        --                  3,718
    Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                               (4,245,570)               763,317
         Inventories                                                                          415,456               (141,377)
         Prepaid expenses and other current assets                                             (9,517)              (180,910)
         Other assets                                                                         (10,088)                    --
         Accounts payable                                                                   3,284,640               (728,944)
         Other liabilities                                                                    573,424                (65,144)
         Accrued expenses                                                                    (824,924)              (609,069)
                                                                                         ------------           ------------
                  Total adjustments                                                         6,258,694               (416,395)
                                                                                         ------------           ------------
                  Net cash provided by (used in) operating activities                         883,909               (430,855)
                                                                                         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (1,215,107)            (1,775,970)
  Cash paid for acquisitions, net of cash received                                         (8,892,314)              (515,500)
  Advances to Joint Venture                                                                        --               (707,812)
                                                                                         ------------           ------------

                  Net cash used in investing activities                                   (10,107,421)            (2,999,282)
                                                                                         ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options                                              100,000                172,870
  Advances (repayment of) due to affiliates                                                 6,500,000             (1,150,000)
  Proceeds from notes payable                                                               6,875,392              5,067,508
  Proceeds from issuance of convertible debentures                                          2,500,000                     --
  Payment of deferred financing costs                                                        (413,363)                    --
  Payments of notes payable                                                                (6,090,969)              (733,450)
                                                                                         ------------           ------------

                  Net cash provided by financing activities                                 9,471,060              3,356,928
                                                                                         ------------           ------------

Net change in cash and cash equivalents                                                       247,548           $    (73,209)
Cash and cash equivalents, beginning of period                                                901,970              1,170,120
                                                                                         ------------           ------------

Cash and cash equivalents, end of period                                                 $  1,149,518           $  1,096,911
                                                                                         ============           ============

         The accompanying notes are an integral part of these condensed consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

U.S. Plastic Lumber Corp. and its subsidiaries (the "Company") are engaged in the manufacturing of plastic lumber from recycled plastic waste and environmental services including the recycling of soils which have been exposed to hydrocarbons. The Company's plastic lumber customers are located throughout the United States. The Company's environmental services customers are located primarily in the Northeastern United States.

The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Plastic Lumber Corp., its wholly-owned subsidiaries and a majority owned joint venture. All significant inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss less preferred stock dividends earned by the weighted average number of shares actually outstanding. Diluted loss per share further considers the impact of common stock equivalents to the extent that they are dilutive. The Company's basic and diluted loss per share are equivalent for the three months ended March 31, 1999 and 1998 because the common stock equivalents are anti-dilutive for both of these periods.

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING
ACTIVITIES

Interest paid totaled $740,390 and $98,931 in the three months ended March 31, 1999 and 1998, respectively. State income taxes paid totaled $38,650 in the first three months of 1999 (none in 1998). See Notes 3 and 7 for information regarding common shares, warrants and debt issued for acquisitions and warrants issued to secure additional financing.

2. ACQUISITIONS

1998 ACQUISITIONS

In January 1998, the Company acquired 100% of the stock of Green Horizon Environmental, Inc.("GHE"), an environmental services company located in Norristown, Pennsylvania.

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

The $8,517,273 total purchase price for all of the 1998 acquisitions consisted of 952,875 shares of USPL common stock valued at an aggregate of $3,535,660, cash payments of $3,705,000 and issuance of debt totaling $954,952, costs totaling $303,868 and $17,793 assigned to options granted to a former owner. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners.

A summary of the allocation of the $8,517,273 aggregate purchase price of the 1998 acquisitions to the net assets acquired follows:

      Working capital (deficit)                 $  (846,926)
      Long-term assets                            7,101,976
      Long-term debt                             (1,535,609)
      Net deferred tax assets                       333,303
      Acquired intangibles                        3,464,529
                                                -----------

      Aggregate purchase price                  $ 8,517,273
                                                ===========

1999 ACQUISITIONS

On January 28, 1999, the Company acquired 100% of the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc.(collectively "Eaglebrook", a plastic recycling and plastic lumber manufacturing company located in Chicago, IL. The Company is leasing the 300,000 square foot Chicago facility from the sellers for ten years at a monthly rental of $39,181 with an option to purchase the facility for $3,000,000. The company intends to purchase the Chicago facility and has recorded the appraised value of the land and building in property and equipment and the applicable lease payments and the option price in notes and capital leases payable.

On January 7, 1999, the Company executed a contract to acquire the all of the stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA similar to the Company's soil remediation facility in New Castle, DE. AWI provides environmental services. The Company signed a Management Contract on January 7, 1999 taking over all responsibility for day to day management and financial control of SRP and AWI as of that date. The Company finalized the transaction with Brass on March 23, 1999.

A summary of the allocation of the $36,709,523 aggregate purchase price of the 1999 acquisitions to the net assets acquired follows:

      Working capital (deficit)                             $ (8,159,141)
      Long-term assets                                        38,328,106
      Acquired intangibles                                     6,540,558
                                                            ------------

      Aggregate purchase price                              $ 36,709,523
                                                            ============

All of the acquisitions in 1998 and 1999 have been accounted for as purchases. Accordingly, the results of operations of the acquired companies are included in the Condensed Consolidated Financial Statements for periods subsequent to the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions has been recorded as acquired intangibles. The acquired intangibles are being amortized on a straight-line basis over a period of twenty to forty years.

The unaudited pro forma combined results of operations of the Company, and all of its subsidiaries for the three months ended March 31, 1999 and year ended December 31,1998, as if the aforementioned acquisitions were made on January 1, 1998, are as follows:

                                                                                   YEAR
                                                                                   1998
                                                                                   ----

Net sales                                                                        $86,895,285
                                                                                 ===========
Net income                                                                       $ 1,556,282
                                                                                 ===========
Net loss attributable to common shareholders                                     $   879,204
                                                                                 ===========
Diluted income (loss) per share                                                  $       .04
                                                                                 ===========
Weighted average shares used in computation                                       21,073,511
                                                                                 ===========

The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill and depreciation on revalued property and equipment. Per share amounts are calculated after preferred dividends are subtracted from net income. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period presented, or of future results of operations of the consolidated entities.

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

In the first quarter of 1999, 1,050 Series A shares were converted into 7,350 common shares. A 5% stock dividend of 11,351 Series A shares was declared as of March 31, 1999 to shareholders of record on March 1, 1999. At March 31, 1999 approximately 238,311 Series A shares are outstanding. On or about April 12, 1999, the Company sent notice to all Series A Preferred Stock holders of its intention to mandatorily redeem the Series A Preferred if not converted into common stock by the preferred shareholder. The purpose of this redemption would eliminate any future dividend payments to Series A holders. All Series A Preferred shareholders elected to convert to common stock as opposed to being redeemed. The Company paid a dividend on the Series A Preferred through May 5, 1999 in the amount of 15,996 shares of common stock.

SERIES B CONVERTIBLE PREFERRED STOCK

In the summer of 1998, the Company issued 211,020 shares of the Company's Series B Preferred Stock to accredited investors. The Series B shares have substantially the same rights and features as the Series A Preferred shares except that the stated and liquidation value of the Series B shares is $21.00 per share.

In the first quarter of 1999, 48,113 Series B shares were converted into 336,790 common shares. A 5% stock dividend of 6,565 Series B shares was declared effective March 31, 1999 to shareholders of record on March 1, 1999. Approximately 113,151 Series B shares are outstanding as of March 31, 1999.

EMPLOYEE STOCK OPTIONS

The Company has granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted under the Company's stock option incentive plan generally vest ratably over a period of three years. Employee stock option activity in 1999 is as follows:

                                                                        Number of
                                                 Weighted Average         Options
                                                  Exercise Price      Outstanding
                                                  --------------      -----------
       Outstanding at December 31, 1998                 $ 3.46          1,671,000
         Granted                                          5.35          1,452,500
         Exercised                                        4.75            (10,000)
         Canceled                                         3.94            (45,000)
                                                        ------          ---------

       Outstanding at March 31, 1999                    $ 4.36          3,068,500
                                                        ======          =========

       Options exercisable at March 31, 1999            $ 3.46          1,279,000
                                                        ======          =========

NONEMPLOYEE STOCK OPTIONS AND WARRANTS

Magellan Finance Corporation ("Magellan"), a stockholder, holds an option to purchase up to 117,894 shares of the Company's common stock at $1.77 per share (expires June 30, 1999). If Magellan does not exercise its option to purchase the shares, then the Company is obligated to issue the shares to certain USPL stockholders at no cost. Warrants to purchase 62,500 common shares at $7.22 per share were issued to the purchasers of $2,500,000 of convertible subordinated debentures January 1999. Another 85,000 and 42,500 warrants to purchase common stock at $5.00 and $7.50, respectively, were also issued in conjunction with the sale of the $2,500,000 convertible subordinated debentures in 1999. The Company issued 500,000 warrants at $6.00 to the shareholders of Brass Investment
Co. as part of the acquisition consideration.

Nonemployee stock option and warrant activity in 1999 is summarized as follows:

                                                                Weighted Average         Number
                                                                  Exercise Price       Outstanding
                                                                ----------------       -----------
      Outstanding at December 31, 1998                              $   3.15              620,394
      Issued                                                            6.00              890,000
      Exercised                                                         3.50              (15,000)
                                                                    --------            ----------

      Outstanding at March 31, 1999                                 $   4.84            1,495,394
                                                                    ========            =========

      Stock options exercisable at March 31, 1999                   $   5.71            1,232,500
                                                                    ========            =========

STOCK RESERVED

At March 31, 1999, common stock was reserved for the following:

      Shares contingently issuable to USPL and CEI shareholders (see Note 5)           4,573,686
      Conversion of Series A & B Preferred Stock                                       2,460,829
      Non employee stock options                                                         650,394
      Employee stock options                                                           3,068,500
      Shares contingently issuable under other earnout  provisions                       175,500
      Warrants                                                                           845,000
      Convertible Debentures                                                           1,816,826
                                                                                      ----------
                                                                                      13,590,735
                                                                                      ==========

4. NON RECURRING RESTRUCTURING CHARGE AND FLOW MOLD
   INVENTORY WRITE-DOWN IN 1999

In conjunction with the significant acquisitions in each division during the first quarter of 1999, the Company restructured and consolidated its two operating divisions and facilities. A restructuring and asset impairment charge totaling $5,745,000 was recorded in the first quarter of 1999 including $4,365,000 by Plastic Lumber Division and $1,380,000 by the Environmental Recycling Division.

In addition to consolidating several plants, the Plastic Lumber Division discontinued the labor intensive flow molding process and converted entirely to more efficient continuous extrusion method of manufacturing flow mold equipment has been written down to its estimated resale value and the inventory of flow mold plastic lumber has been written down to its raw material value totaling $2,785,000. The restructuring charge also included severance, lease termination, idle plant costs during the changeover and equipment relocation costs totaling $ 1,580,000 for the Plastic Lumber and $765,000 for Environmental Recycling. The Environmental Recycling Division also wrote-off $615,000 of obsolete equipment and site development costs.

The $1,852,000 remaining reserve for costs to be paid in future periods consists of the following items:

      Estimated lease payments required before facilities are sublet             $  304,000
      Severance agreements and termination benefits                               1,075,000
      Costs to be incurred to move inefficient operations                           473,000
                                                                                 ----------
      Total reserve                                                              $1,852,000
                                                                                 ==========

5. COMMITMENT AND CONTINGENCIES

EARNOUT AGREEMENT

         The Company has reserved for issuance pursuant to earnout agreements, 4,573,686 shares which were related to an earnout provision contained in the Agreement and Plan of Reorganization entered into by the Company on December 15, 1995. In connection with this transaction, the parties to the Agreement and Plan of Reorganization agreed that the earnout shares would be paid to certain shareholders who held the common stock as of the date of the Agreement and Plan of Reorganization in the event net sales or production of Earth Care Global Holdings, on a consolidated basis, meet or exceed 2.0 million pounds of plastic lumber per month for three consecutive months are achieved, subject to certain limitations contained in the Agreement. Certain questions have arisen with respect to the meaning of the production quotas set forth in these agreements and the Company has appointed a committee of independent directors who have selected independent counsel to review this matter. In the event these sales or production levels are reached, the shareholders of Earth Care Global Holdings as of March 29, 1996 and Clean Earth, Inc., which shareholders are referred to as the "Historical Shareholders" would receive approximately 4.6 million earnout shares. No additional assets or cash would be received by the Company in the event such sales or production goals were achieved which would result in dilution from the issuance of additional shares and, which would directly impact all shareholders who purchased the Company's common stock subsequent to March 29, 1996 and who still owned the Company's common stock on the date the earnout shares are issued, assuming the sales or production goal is met. As of March 31, 1999, net tangible book value was $19.4 million, or .87 per share of common stock. Net tangible book value per share represents total assets less total liabilities, divided by the number of shares of common stock outstanding. After making the accounting adjustments necessary to give effect to the issuance of the 4,573,686 earnout shares, the adjusted net book value as of March 31, 1999 would have been $.72 per share which represents an immediate dilution of $0.15 per share to shareholders who are not Historical Shareholders.

LEGAL PROCEEDINGS

The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

6. LINE OF CREDIT AND NEW CREDIT FACILITY

In October 1998 the Company negotiated a five year line of credit for $30,000,000 with a division of Southern Pacific Bank. The draws on the line are collateralized by specific equipment and/or inventory and eligible accounts receivable. The line bears interest at 1% over prime on inventory and receivable loans and 1.25% over prime on equipment loans. Loans secured by specific equipment are payable in terms of 4 to 7 years in equal monthly installments with the unpaid balance due in October 2003. The total costs of obtaining the line aggregating approximately $1,223,000 are being amortized over the five year term of the agreement as interest expense.

7. CONVERTIBLE SUBORDINATED DEBENTURES

On December 22, 1998 the Company issued $4,000,000 of subordinated debentures convertible into common stock at the lower of $5.29 or 90% of the lowest trading price in the four days preceding the conversion date. The conversion price is adjustable downward if, in the one year period ending December 22, 1999, the Company issues convertible securities or common stock at a more favorable price than the debenture conversion price. The 5% per annum debenture interest is payable 1.25% per quarter starting April 1, 1999. The Company issued the debenture holders warrants to purchase 100,000 shares of common stock for $7.215 per share at any time before December 22, 2003. The proceeds were used for acquisitions.

The Debentures mature on December 22, 2003, however, beginning on June 22, 1999 the debenture holders have the right to force the Company to redeem up to $1,000,000 of Debentures at a 10% premium (i.e. $1,100,000 for $1,000,000 of debentures). In addition the debenture holders can require the Company to redeem 100% of the debentures at a 30% premium if the Company fails to register the underlying shares with the Securities and Exchange Commission before August 19, 1999. The Company has registered the shares underlying the Debentures on May 14, 1999 and must keep the registration statement effective until December 22, 2001 as required by the Debenture agreement.

The debenture holders can force the Company to issue up to $1,500,000 of debentures on the same terms at any time until December 22, 2001. This "Call" right is in addition to the $2,500,000 of Debentures issued in January 1999. The Company can compel the debenture holders to purchase an additional $500,000 of Debentures between June 22, 1999 and December 22, 1999. However, the maximum total debentures that can be issued is $8,000,000. The Company must issue additional warrants in the same proportion (2.5%) as any additional debentures are issued.

On January 27, 1999 the Company issued an additional $2,500,000 of Convertible Subordinated debentures to the same debenture holders with the same terms as the $4,000,000 issued on December 22, 1998. The proceeds were used for acquisitions.

The Company incurred costs totaling $1,184,235 related to the $6,500,000 debentures including $348,055 assigned to the 162,500 warrants. These costs are being amortized as additional interest expense over the five year term of the debentures. The unamortized balance is included in other assets. If the debentures are converted into common stock the unamortized balance will be charged to additional paid-in-capital.

8.  SEGMENT REPORTING

The Company's operations are conducted through its Plastic Lumber Division and its Environmental Recycling Division. A $4,365,000 restructuring charge was recorded by the Plastic Lumber Division in the first quarter of 1999 and a $1,380,000 restructuring charge was recorded by the Environmental Recycling Division. The operating results of the two segments excluding the aforementioned restructuring charges are as follows: (in thousands)


                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                    -------------------------
                                                    1999                 1998
                                                    ----                 ----

Sales:
  Environmental recycling                         $ 11,463             $  4,854
  Plastic lumber                                     8,349                2,805
                                                  --------             --------

     Total Sales                                  $ 19,812             $  7,659
                                                  ========             ========

Operating Income by Segment:
  Environmental recycling                         $  1,490             $    776
  Plastic lumber                                       910                 (458)
  Corporate                                           (465)                (302)
                                                  --------             --------

     Total                                        $  1,935             $     16
                                                  ========             ========

Depreciation and amortization:
  Environmental recycling                         $    369             $    134
  Plastic lumber                                       492                  175
  Corporate                                             47                   47
                                                  --------             --------
                                                  $    908             $    356
                                                  ========             ========

The identifiable assets of the respective segments is set forth below (in thousands):

                                                  MARCH 31,             DEC. 31,
                                                    1999                  1998
                                                    ----                  ----
Identifiable assets:
  Environmental recycling                         $ 46,465              $ 26,761
  Plastic lumber                                    52,621                22,915
  Corporate                                          2,859                 2,529
                                                  --------              --------
                                                  $101,945              $ 52,205
                                                  ========              ========


The capital expenditures of the respective segments is set forth below (in thousands):

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                       ------------------------
                                                       1999                1998
                                                       ----                ----
Capital Expenditures:
  Environmental recycling                             $  517              $1,025
  Plastic lumber                                         698                 751
  Corporate                                               --                  --
                                                      ------              ------
                                                      $1,215              $1,776
                                                      ======              ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the three month periods ended March 31, 1999 and 1998. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which are included elsewhere herein.

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

ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED MARCH 31, 1999

On January 7, 1999, the Company executed a contract to acquire all of the stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA similar to the Company's soil remediation facility in New Castle, DE. AWI provides environmental services similar to the Company's environmental services division. The Company signed a Management Contract on January 7, 1999 taking over all responsibility for day to day management and financial control of SRP and AWI as of that date. The Company finalized its transaction with Brass in March 1999.

On January 28, 1999, the Company acquired 100% of the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc. ("Eaglebrook"), located in Chicago, IL. Eaglebrook processes HDPE for use as a raw material and produces plastic lumber similar to the Company's. Eaglebrook also produces composite lumber through a continuous extrusion process.

NON RECURRING RESTRUCTURING CHARGE AND EQUIPMENT AND INVENTORY REVALUATION IN
1999

In conjunction with the aforementioned significant acquisitions in each division, the Company restructured and consolidated its two operating divisions and facilities. A restructuring charge totaling $5,745,000 was recorded in the first quarter of 1999 including $4,365,000 by Plastic Lumber and $1,380,000 by the Environmental Recycling Division.

In addition to consolidating several plants, the Company has discontinued utilizing the labor intensive flow molding process and converted entirely to a continuous extrusion method of manufacturing plastic lumber. The flow mold equipment has been written down by $760,000 to estimated its resale value and the inventory of flow mold plastic lumber, a discontinued product line, has been written down by $2,025,000 to its raw material value. The restructuring charge also included severance, lease termination, idle plant costs during the changeover and equipment relocation costs totaling $1,580,000 for the Plastic Lumber and $765,000 for Environmental Recycling. The Environmental Recycling Division also wrote-off $615,000 of obsolete equipment and site development costs.

         COMPARISON OF THE FIRST QUARTERS ENDED MARCH 31, 1999 AND 1998

The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue, for each of the Company's business segments for the periods indicated. The following amounts do not include the aforementioned non recurring restructuring and inventory charges:

                                                              FIRST QUARTER ENDED MARCH 31
                                              ------------------------------------------------------------
                                               1999               %              1998                %
                                              -------------------------------------------------------------
                                                                  (Dollars in Thousands)
Sales:
      Plastic Lumber                          $  8,349              42.1         $  2,805              36.6
      Environmental Recycling                   11,463              57.9            4,854              63.4
                                              --------           -------         --------           -------

      Total sales                               19,812             100.0            7,659             100.0

Cost of Sales:
      Plastic Lumber                             5,259              63.0            2,428              86.6
      Environmental Recycling                    8,266              72.1            3,378              69.6

Depreciation:
      Plastic Lumber                               386               4.6              140               5.0
      Environmental Recycling                      312               2.7              108               2.2
      Corporate                                      8               0.0                4               0.1

Selling, General and Administrative:
      Plastic Lumber                             1,688              20.2              660              23.5
      Environmental Recycling                    1,338              11.7              566              11.7
      Corporate                                    418               2.1              255               3.3

Amortization:
      Plastic Lumber                               106               1.3               35               1.2
      Environmental Recycling                       57                .5               26               0.5
      Corporate                                     39                .2               43               0.6
                                              --------           -------         --------           -------

           Total Operating Expenses             17,877              90.2            7,643              99.8
                                              --------           -------         --------           -------

           Total Operating Income                1,935               9.8               16               0.2

Operating Income by Segment:
      Plastic Lumber                               910              10.9             (458)            (16.3)
      Environmental Recycling                    1,490              13.0              776              16.0
      Corporate                                   (465)             (2.3)            (302)             (3.9)
                                              --------           -------         --------           -------

           Total Operating Income             $  1,935               9.8         $     16               0.2

CONSOLIDATED SALES AND OPERATING INCOME

The Company recognized significant increases in both sales and operating income for 1999 compared to 1998. Sales increased 158% to $19,812,000 for 1999 from $7,659,000 in 1998. Most of the increase, $11,437,000 was attributable to acquisitions completed after March 31, 1998. An increase of $1,595,000 was achieved through internal growth offset by decreases in the discontinued flow molding operations. Consolidated operating income increased by $1,918,000 to $1,934,000 for 1999 compared to $16,000 in 1998. The increase in operating income was primarily due to businesses acquired in 1998 and 1999. The Company expects to obtain significant efficiencies from the plant consolidations and restructuring as we enter the building season in the northern states.

SALES BY SEGMENT

Plastic Lumber Division sales increased 198% to $8,349,000 in 1999 compared to $2,805,000 in 1998. Substantially all of the $5,544,000 increase was attributable to companies acquired after March 31, 1998.

Environmental Recycling Division sales for 1999 were $11,463,000, an increase of $6,609,000 or 136% over the $4,854,000 for the first quarter of 1998. The acquisitions of S&W Waste, Inc. (S&W) on December 30, 1999 and Brass effective January 1, 1999 contributed substantially all of the increase in sales during the first quarter of 1999.

GROSS PROFIT

Consolidated gross profit, excluding the restructuring charge, increased $4,037,000 or 252% to $5,637,000 for 1999 compared to $1,600,000 in 1998. The gross profit as a percent of revenue improved by 7 percentage points from 21% in 1998 to 28% in 1998. The increase in gross profit was attributed primarily to acquisitions in both business segments subsequent to March 31, 1998. Business units in both Divisions continued to eliminate and consolidate duplicative operating expenses during 1999.

Plastic Lumber acquisitions after March 31, 1998 accounted for $2,485,000 or 101% of the $2,467,000 increase in Plastic Lumber Division gross profit in 1999. The changeover to the more efficient continuous extrusion method and the consolidation of the plastic lumber plants significantly reduced plastic lumber production at existing plants in the first quarter of 1999. The changes are expected to be complete and production fully on stream by mid second quarter.

Environmental Recycling Division acquisitions of S&W and Brass accounted for $1,595,000 or 103% of the $1,546,000 increase in gross profit in 1999 over 1998. The opening of the CBC facility in late June 1998 contributed $384,000 of gross profit. The New Castle Delaware soil remediation facility and the existing environmental construction service companies' gross profit was $409,000 lower in 1999 due to a higher mix of government contracts and the shutdown during renovation of the New Castle facility

Cost of sales (including depreciation) as a percent of Plastic Lumber sales improved significantly from 91% in 1998 to 67% in 1999. The improvement was primarily from acquisitions, however, tripling the the Wisconsin plants capacity has allowed its costs as a percent of sales to improve significantly from 73% to 62% of sales.

Environmental Recycling Division cost of sales (including depreciation) increased as a percent of sales from 72% in 1998 to 75% in 1999. The higher gross margins from the SRP and S&W acquisitions were more than offset by the lower gross profit margins on environmental construction contracts with governmental units and AWI'S 80% ratio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")

Consolidated SG&A expenses increased $1,963,000 to $3,444,000 for 1999 from $1,481,000 in 1998. However, as a percentage of consolidated sales, SG&A expenses improved from 19.3% for 1998 to 17.4% in 1999 entirely due to the Plastic Lumber Division. The Environmental Recycling Division S,G& A expenses remained at 11.7% of revenues in both periods whereas the Plastic Lumber S,G&A expenses as a percent of sales improved from 23.6% to 20.2%. Corporate administrative expenses improved to 2.1% of sales in 1999 from 3.3% in 1998 despite making two major acquisitions in 1999 involving 5 separate companies. The improvement in Plastic Lumber S,G&A ratio is due primarily to better cost utilization by increased revenues

INTEREST EXPENSE

Interest expense increased $1,467,000 to $1,612,000 in 1999 over $145,000 in 1998. $722,000 of the increase is the write-off the entire discount assigned from the $6,500,000 convertible subordinated debentures proceeds in December 1998 and January 1999. Pursuant to SEC rules $722,000 was assigned to the more favorable conversion feature of the debentures (see note 7 to the condensed consolidated financial statements) and the $722,000 is included in interest expense in the first quarter of 1999. There was no similar charge in 1998.

Interest expense also includes $157,000 of amortization of deferred financing costs to increase the line of credit at PNC Bank in February 1998, to obtain the new credit agreement form Southern Pacific Bank (SPB) in October 1998, and to sell the convertible debentures. Only $46,246 of similar costs were included in interest expense in the first quarter of 1998.

Interest expense also increased as a result of: increased borrowings under the $30 million SPB credit facility; the issuance of $6,500,000 of convertible debentures; and the issuance of $4,00,000 of debt issued to purchase Eaglebrook. The increased borrowings from SPB were used for working capital and to finance portions of the S&W, Eaglebrook and Brass acquisitions, the start up of dredging operations and additional Plastic Lumber plant capacity. Interest expense also increased as a result of debt service assumed from businesses acquired during 1998 and 1999.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased $454,000 or 180% in 1999 compared to 1998 reflecting the significant increase in plant and equipment from both acquisitions and continued capital investments. Amortization expense increased $98,000 in 1999 over 1998 due to goodwill from the numerous acquisitions completed after March 31, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,150,000 at March 31, 1999, an increase of $248,000 from the $902,000 at December 31, 1998. Cash provided in operating activities was $471,000. The significant increase in revenues during the first quarter of 1999 resulted in increases in accounts receivable. The Company used its revolving credit agreements to finance the increase in accounts receivable and inventories and to pay down accounts payable and accrued expenses of acquired companies.

Cash used in investing activities was primarily for acquisitions. The Environmental Recycling Division made capital expenditures in 1999 for property, plant and equipment totaling $517,000. The Plastic Lumber Division made machinery and equipment purchases totaling $697,650 primarily to expand capacity at several of the manufacturing facilities. The Company also used a total of $8,892,314 to acquire companies with plant & equipment valued at $38,300,000.

Cash provided by financing activities totaled $9,471,000 including $6,211,000 of net additional bank and equipment financings, $2,500,000 of net proceeds from the issuance of additional 5% convertible subordinated debentures (see Note 6 to Consolidated Financial Statements) including $6,500,000 net proceeds from loans from affiliates. In addition, the Company assumed $7,665,000 of debt owed by acquired companies and incurred $9,250,000 of additional debt to make the acquisitions. The credit facility was used to replace $4,200,000 of debt assumed on acquisitions and to make $1,890,000 of scheduled payments on term loans and capital leases.

The Company will require additional working capital for the environmental recycling operations, especially for the dredging opportunities being pursued by the Company. Although, there are no material commitments in place currently for capital expenditures, the Company also anticipates requiring additional working capital to expand and upgrade its plastic lumber manufacturing facilities as sales levels increase. The Company also anticipates using working capital to fund research and development costs with respect to its new products.

                                   SEASONALITY

The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months.

                                 YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company's accounting software is year 2000 compliant at all subsidiaries except one. The Company plans to upgrade that subsidiary's systems to a Year 2000 compliant system in 1999. The Company is in the process of conducting an internal audit of its non-information technology systems (e.g. manufacturing equipment imbedded computer systems) and its major customers and vendors to determine what issues, if any, exist. Upon completion of its internal audit, the Company will evaluate the full scope of issues, related costs, and available remedies to insure the Company's non-information technology systems and those of its major customers and vendors continue to meet its internal needs. Anticipated costs for system and software modifications, if any, will be expensed as incurred.

Based on its preliminary review, the Company does not anticipate a material financial impact as a result of the Year 2000 Issue nor does it anticipate any material financial expenditures to remedy the Year 2000 date change within its own software. The Company anticipates spending approximately $250,000 to remedy Year 2000 issues during 1999. However, the Company has no control over Year 2000 compliance by the customers and vendors of the Company. If the Company's customers and vendors are not in Year 2000 compliance, this could provide a material adverse financial impact to the Company, however the Company believes it is unlikely based on the nature of its business, customers and vendors.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuances of unregistered shares during the three months ended March 31, 1999 are as follows:

On January 8, 1999, the Company issued to an independent consultant for financial consulting services 10,000 shares of Common Stock.

On January 8, 1999, the Company issued to a consultant 30,000 shares of Common Stock for services related to raising private placement equity.

On January 27, 1999, 333,340 shares of Common Stock were issued due to a conversion of Series B Preferred Stock in the amount of 47,620 shares.

On January 29, 1999, 1,668,025 shares of Common Stock were issued as a result of the acquisition of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc.

On February 6, 1999, 3,450 shares of Common Stock were issued as dividends due on Series B Preferred Stock.

On February 17, 1999, 7,350 shares of Common Stock were issued due to a conversion of Series A Preferred Stock in the amount of 1,050 shares.

On February 18, 1999, the Company issued to a consultant 22,500 shares of Common Stock for services related to raising private placement equity.

On February 24, 1999, 333 shares of Common Stock were issued to an employee as an employee bonus.

On February 24, 1999, 833 shares of Common Stock were issued to an employee as an employee bonus.

On March 9, 1999, 15,000 shares of Common Stock were issued as a result of two exercises of stock options.

On March 10, 1999, 22,000 shares of Common Stock were issued in connection with a fee for placing senior debt instruments for the Company.

On March 23, 1999, 2,000,000 shares of Common Stock were issued due to the purchase of Brass Investment Co.

On March 24, 1999, 10,000 shares of Common Stock were issued as a result of the exercise of stock options.

On March 25, 1999, 4,642 shares of Common Stock were issued to an employee as an employment bonus.

The Common Stock underlying the stock options, Series A Preferred Stock and Series B Preferred Stock have previously been registered with the SEC.

All of the other transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired or to independent consultants or employees of the Company. The independent consultants, officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. The securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption from registration.

All cash proceeds from the exercise of stock options has been used for general corporate purposes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

              3.7   Amended and Restated Bylaws

              27.1 Financial Data Schedule for the three months ended March 31, 1999

         (b) Reports on Form 8-K

              On February 10, 1999, the Company filed an 8K filed for the Eaglebrook acquisition and an amended 8K-A on April 13, 1999.

              On April 7, 1999, the Company filed an 8K for the Brass Investment Company acquisition and an amended 8K-A on May 12, 1999.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  /s/ Mark S. Alsentzer
                                                  ---------------------------
                                                  Mark S. Alsentzer,
                                                  CEO and President


                                                  /s/ John W. Poling
                                                  ---------------------------
                                                  John W. Poling, Chief
                                                  Financial Officer





Date   May 17, 1999