Form 10-Q
period 1999-06-30
U S PLASTIC LUMBER CORP
filed 1999-08-16
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock as of July 31, 1999 is 28,124,932.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX

PART I. UNAUDITED FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Item 1. Financial Statements:
  Consolidated Balance Sheets as of June 30, 1999 and
     December 31, 1998......................................    3
  Consolidated Statements of Operations for the Three Months
     Ended June 30, 1999 and 1998...........................    4
  Consolidated Statement of Operations for the Six Months
     Ended June 30, 1999 and 1998...........................    5
  Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1999 and 1998...........................    6
  Notes to Consolidated Financial Statements................    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   16

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   24
Item 2. Changes in Securities and Use of Proceeds...........   24
Item 5. Other Information...................................   25
Item 6. Exhibits and Reports on Form 8-K....................   25
SIGNATURES..................................................   25

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30, 1999   DECEMBER 31, 1998
                                                              -------------   -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  3,276,415       $ 2,912,664
Accounts receivable, net....................................    27,275,887        16,135,446
Inventories.................................................     4,039,973         4,869,006
Prepaid expenses and other assets...........................     1,864,847         1,560,754
                                                              ------------       -----------
          Total current assets..............................    36,457,122        25,477,870
Property, plant and equipment, net..........................    66,084,845        19,198,190
Acquired intangibles, net...................................    18,350,258         9,553,642
Other assets................................................     6,596,463         5,376,403
                                                              ------------       -----------
          Total assets......................................  $127,488,688       $59,606,105
                                                              ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 10,889,071       $ 6,816,685
Notes and capital leases payable, current portion...........     4,212,571         4,134,362
Accrued expenses............................................     5,039,248         2,303,081
Restructuring reserve.......................................     1,805,577                --
Other liabilities...........................................     3,835,081         1,457,477
                                                              ------------       -----------
          Total current liabilities.........................    25,781,548        14,711,605
Notes and capital leases payable, net of current portion....    29,759,488        15,770,624
Notes payable to affiliates.................................     6,500,000                --
Deferred income taxes and other liabilities.................     2,126,100           185,399
Minority interest...........................................       250,165           250,165
Convertible subordinated debentures, net of discount........     9,833,333         3,555,556
                                                              ------------       -----------
          Total liabilities.................................    74,250,634        34,473,349
STOCKHOLDERS' EQUITY:
10% Convertible preferred stock, par value $.001; authorized
  5,000,000 shares; issued and outstanding 113,234 shares
  and 382,709 shares, respectively (aggregate liquidation
  preference of $2,377,914 and $7,808,877, respectively)....           113               383
  Common stock par value $.0001, authorized 50,000,000
     shares; issued and outstanding 27,600,038 shares and
     19,040,528 shares, respectively........................         2,760             1,904
  Additional paid-in capital................................    56,415,699        24,769,166
  Retained earnings (accumulated deficit)...................    (3,180,518)          361,303
                                                              ------------       -----------
          Total stockholders' equity........................    53,238,054        25,132,756
                                                              ------------       -----------
          Total liabilities and stockholders' equity........  $127,488,688       $59,606,105
                                                              ============       ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                  (UNAUDITED)

                                                                 1999          1998
                                                              -----------   -----------
Revenues, net...............................................  $33,543,360   $20,002,625
Cost of goods sold and services performed...................   24,329,206    16,769,866
                                                              -----------   -----------
          Gross profit......................................    9,214,154     3,232,759
Selling, general and administrative expenses................    4,647,335     2,078,824
Merger costs................................................      595,000            --
                                                              -----------   -----------
          Operating income..................................    3,971,819     1,153,935
Interest and other income...................................       59,454        54,623
Minority interests..........................................           --      (284,029)
Interest expense............................................   (1,277,241)     (244,624)
                                                              -----------   -----------
          Income before income taxes........................    2,754,032       679,905
Provision for income taxes..................................     (214,000)     (172,832)
                                                              -----------   -----------
          Net income........................................    2,540,032       507,073
Preferred stock dividends earned............................     (105,188)     (109,793)
                                                              -----------   -----------
          Net income attributable to common stockholders....  $ 2,434,844   $   397,280
                                                              ===========   ===========
Net income per share:
          Basic.............................................  $       .09   $       .02
                                                              ===========   ===========
          Diluted...........................................  $       .09   $       .02
                                                              ===========   ===========
Weighted average common shares outstanding:
          Basic.............................................   25,841,393    17,587,833
                                                              ===========   ===========
          Diluted...........................................   27,933,219    18,817,041
                                                              ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                  (UNAUDITED)

                                                                 1999          1998
                                                              -----------   -----------
Revenues, net...............................................  $56,137,417   $29,796,896
Cost of goods sold and services performed...................   41,144,818    24,973,846
Restructuring charge and asset impairment...................    2,025,000            --
                                                              -----------   -----------
          Gross profit......................................   12,967,599     4,823,050
Selling, general and administrative expenses................    8,777,951     3,961,260
Merger costs................................................      595,000            --
Restructuring charge and asset impairment...................    3,720,000            --
                                                              -----------   -----------
          Operating income (loss)...........................     (125,352)      861,790
Interest and other income...................................      134,240       207,480
Minority interests..........................................           --      (284,029)
Interest expense............................................   (2,926,088)     (390,237)
                                                              -----------   -----------
          Income (loss) before income taxes.................   (2,917,200)      395,004
Provision for income taxes..................................     (214,000)      (61,193)
                                                              -----------   -----------
          Net income (loss).................................   (3,131,200)      333,811
Preferred stock dividends earned............................     (274,800)     (217,948)
                                                              -----------   -----------
          Net income (loss) attributable to common
            stockholders....................................  $(3,406,000)  $   115,863
                                                              ===========   ===========
Net income (loss) per share:
          Basic.............................................  $      (.14)  $       .01
                                                              ===========   ===========
          Diluted...........................................  $      (.14)  $       .01
                                                              ===========   ===========
Weighted average common shares outstanding:
          Basic.............................................   24,144,295    17,071,730
                                                              ===========   ===========
          Diluted...........................................   24,144,295    18,208,776
                                                              ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                  1999          1998
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (3,131,200)  $   333,811
                                                              ------------   -----------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................     1,706,418       657,029
     Amortization...........................................       434,146       220,793
Amortization of deferred financing and debenture discount
  costs.....................................................     1,097,838       120,120
     Restructuring and asset impairment charge..............     4,697,997            --
     Income tax provision above (below) taxes paid..........      (163,124)       12,614
     Gain on sale of assets and minority interests..........            --       389,617
     Expense related to common shares issued to non
      employees.............................................        42,947        77,318
     Changes in operating assets and liabilities, net of
      acquisitions:
          Accounts receivable...............................    (8,643,554)   (6,020,606)
          Inventories.......................................       (15,618)     (768,686)
          Prepaid expenses and other current assets.........       146,203      (698,861)
          Other assets......................................        80,991      (977,383)
          Accounts payable..................................     2,669,142     2,207,145
          Other liabilities.................................       456,966      (104,465)
          Accrued expenses..................................      (218,238)     (367,200)
                                                              ------------   -----------
            Total adjustments...............................     2,292,114    (5,252,565)
                                                              ------------   -----------
            Net cash used in operating activities...........      (839,086)   (4,918,754)
                                                              ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (5,954,553)   (4,361,972)
  Cash paid for acquisitions, net of cash received..........   (14,592,277)   (2,760,706)
  Advances to Joint Venture.................................            --      (512,002)
                                                              ------------   -----------
            Net cash used in investing activities...........   (20,546,830)   (7,634,680)
                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options............       479,504     2,291,193
  Proceeds from sale of common stock........................     9,249,090            --
  Proceeds from sale of preferred stock.....................            --     4,263,420
  Costs of issuing stock....................................      (203,681)     (428,007)
  Proceeds from notes payable to affiliates.................     6,500,000       443,190
  Proceeds from notes payable...............................    11,706,867     5,106,643
  Proceeds from issuance of convertible debentures..........     2,500,000            --
  Payment of deferred financing costs.......................      (509,192)           --
  Payments of notes payable.................................    (7,972,921)     (733,450)
                                                              ------------   -----------
            Net cash provided by financing activities.......    21,749,667    10,942,989
                                                              ------------   -----------
Net change in cash and cash equivalents.....................       363,751    (1,610,445)
Cash and cash equivalents, beginning of period..............     2,912,664     4,603,908
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $  3,276,415   $ 2,993,463
                                                              ============   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     U.S. Plastic Lumber Corp. and its subsidiaries (the "Company") are engaged in the manufacturing of plastic lumber from recycled plastic waste and environmental services including the recycling of soils which have been exposed to hydrocarbons. The Company's plastic lumber customers are located throughout the United States. The Company's environmental services' customers are located primarily in the Northeastern United States.

     The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

PRINCIPLES OF CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority owned joint venture. All significant inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period. See also note 2 for the restatement of all prior periods for the acquisition of Barbella Environmental Technology, Inc. ("BET") that was accounted for as a pooling of interests.

NET INCOME (LOSS) PER SHARE

     Basic income (loss) per share is computed by dividing net income (loss) less preferred stock dividends earned by the weighted average number of shares actually outstanding. Diluted income (loss) per share further considers the impact of common stock equivalents to the extent that they are dilutive. The Company's basic and diluted loss per share are equivalent for the six months ended June 30, 1999 because the common stock equivalents are anti dilutive. The inclusion of dilutive common stock equivalents in each of the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1998 did not change the net income (loss) per share reported. The income (loss) per share and the shares outstanding for each period presented for 1998 have been restated to include the acquisition of BET as if it had occurred on January 1, 1998.

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
ACTIVITIES

     Interest paid totaled $1,359,569 and $114,232 in the six months ended June 30, 1999 and 1998, respectively. Federal and state income taxes paid totaled $377,124 and $176,619 in the six months ended June 30, 1999 and 1998, respectively. See Notes 3 and 7 for information regarding common shares, warrants, options and debt issued for acquisitions and warrants issued to secure additional financing.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

2. ACQUISITIONS

1998 ACQUISITIONS

     In January 1998, the Company acquired 100% of the stock of Green Horizon Environmental, Inc. ("GHE"), an environmental services company located in Norristown, Pennsylvania.

     In February 1998, the Company acquired 55% of the stock of Consolidated Technologies, Inc. ("CTI"), an environmental recycling services company located in Norristown, Pennsylvania.

     On February 28, 1998, the Company acquired substantially all of the assets of Chesapeake Plastic Lumber, Inc. ("CPL"), a manufacturer of plastic lumber in Denton, Maryland.

     Effective April 30, 1998, the Company acquired 100% of the stock of Cycle-Masters, Inc. ("CMI"), a manufacturer of plastic lumber in Sweetser, Indiana.

     Effective June 30, 1998, the Company acquired 100% of the stock of Geocore, Inc. ("GCI") a small environmental services company in northern New Jersey.

     Effective June 30, 1998, the Company acquired the remaining 45% of CTI.

     Effective June 30, 1998 the Company purchased substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. (collectively "Trimax") through the U.S. Bankruptcy Court. The Trimax purchase includes two patents for the manufacture of structural plastic lumber.

     On December 30, 1998 the Company acquired 100% of S&W Waste, Inc. ("S&W"), a RCRA facility that recycles and beneficially re-uses industrial wastes and disposes of contaminated materials S&W is located in northern New Jersey.

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

     A summary of the allocation of the $8,517,273 aggregate purchase price of the 1998 acquisitions to the net assets acquired follows:

Working capital (deficit)...................................  $  (846,926)
Long-term assets............................................    7,101,976
Long-term debt..............................................   (1,535,609)
Net deferred tax assets.....................................      333,303
Acquired intangibles........................................    3,464,529
                                                              -----------
Aggregate purchase price....................................  $ 8,517,273
                                                              ===========

1999 ACQUISITIONS

     On January 7, 1999, the Company executed a contract to acquire all of the stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA similar to the Company's soil remediation facility in New Castle, DE. AWI provides environmental services. The Company signed a Management Contract on January 7, 1999 taking over all responsibility for day to day management and financial control of SRP and AWI as of that date and entitling the Company to all net profits or losses after January 4, 1999. The Company finalized the transaction with Brass on March 23, 1999.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     On January 28, 1999, the Company acquired 100% of the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc. (collectively "Eaglebrook"), a plastic recycling and plastic lumber manufacturing company located in Chicago, IL. The Company is leasing the 300,000 square foot Chicago facility from the sellers for ten years at a monthly rental of $39,181 with an option to purchase the facility for $3,000,000. The Company intends to purchase the Chicago facility and has recorded the appraised value of the land and building in property and equipment and the applicable lease payments and the option price in notes and capital leases payable.

     On April 1, 1999, the Company signed a Management Contract with Brigadoon Industries, Inc., ("Brigadoon") taking over all responsibility for day-to-day management and financial control as of that date and entitling the Company to all net profits or losses after April 1, 1999. Brigadoon manufactures corner boards from recycled plastic for use by fresh produce shippers. The Company acquired 100% of the stock of Brigadoon on June 30, 1999. The Company also purchased a 140,000 sq. ft. facility situated on approximately 39 acres in Ocala, Florida. The Ocala plant will house expanded operations of Brigadoon plus a large number of new extruders to manufacture other products for the plastic lumber division.

     On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("BET"), an environmental remediation and construction service company located in Somerville, New Jersey. The Company incurred merger costs totaling $595,000 in the BET transaction. The Company has accounted for the BET transaction as a pooling of interests. Accordingly, the 1998 and 1999 financial statements have been restated to include the applicable amounts for BET as if the acquisition had taken place on January 1, 1998. Following is a summary of the BET amounts included in the accompanying restated income statements:

                                              SECOND QUARTER              SIX MONTHS
                                          -----------------------   -----------------------
                                             1999         1998         1999         1998
                                          ----------   ----------   ----------   ----------
Net sales...............................  $6,318,505   $4,987,105   $9,100,331   $7,122,115
Net income..............................     439,652      254,073      143,207       95,271
Income per share after merger costs.....  $      .02   $      .01   $      .01   $      .01

     The $10,965,833 total purchase price for all of the 1999 acquisitions consisted of 4,244,525 shares of the Company's common stock valued at an aggregate of $19,343,714, cash payments of $14,800,000 and issuance of debt totaling $5,763,494, costs totaling $838,733 and $1,219,892 assigned to options granted to a former owner. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners. A summary of the allocation of the $41,965,833 aggregate purchase price of the 1999 acquisitions to the net assets acquired follows:

Working capital (deficit)...................................  $(10,133,224)
Long-term assets............................................    43,914,823
Deferred tax liabilities....................................      (673,579)
Acquired intangibles........................................     8,857,813
                                                              ------------
Aggregate purchase price....................................  $ 41,965,833
                                                              ============

     All of the acquisitions in 1998 and 1999 have been accounted for as purchases except for BET, which is being accounted for as a pooling of interests. Accordingly, the results of operations of the purchased companies are included in the condensed consolidated financial statements for periods subsequent to the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions has been recorded as acquired intangibles. The acquired intangibles are being amortized on a straight-line basis over a period of twenty to forty years.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The unaudited pro-forma combined results of operations of the Company, and all of its subsidiaries, as if the "purchase" acquisitions were made on January 1, 1998, are as follows:

                                                             SIX MONTHS        YEAR
                                                             -----------   ------------
                                                                1999           1998
                                                             -----------   ------------
Net sales..................................................  $58,993,908   $109,472,087
Net income (loss)..........................................   (2,925,964)     1,235,798
Net income (loss) attributable to common shareholders......   (3,200,764)       558,720
Diluted income (loss) per share............................  $      (.13)  $        .02
Weighted average shares used in computation................   24,694,764     22,415,011

     The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill and depreciation on revalued property and equipment and for interest on cash paid and debt issued. Per share amounts are calculated after preferred dividends are subtracted from net income. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period presented, or of future results of operations of the consolidated entities.

3. CAPITAL STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

     Late in 1996, the Company initiated an offering of up to 250,000 shares of the Company's Series A Preferred Stock. The shares are non-voting and have a 10% cumulative stock dividend payable semi-annually. Each share is convertible into seven shares of the Company's common stock at the option of the stockholder. In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock will be entitled to receive, before the holder of any of the Common Stock, the stated value of $20.00 per share plus any unpaid dividends. The Series A Preferred Stock can be redeemed at any time at the sole option of the Company for $25.00 per share.

     In the first quarter of 1999, 1,050 Series A shares were converted into 7,350 shares of Common Stock. A 5% stock dividend of 11,351 Series A shares was declared as of March 31, 1999 to shareholders of record on March 1, 1999.

     In the second quarter of 1999, the Company notified all Series A Preferred shareholders of its intent to redeem the Series A Preferred Shares at the $25 per share redemption price unless the shareholder elected to convert the shares to Common Stock prior to the redemption date set by the Company. Every Series A Preferred shareholder elected to convert to Common Stock. A dividend for the pro rata period from April 1, 1999 to the redemption date totaling 2,285 Series A preferred shares was paid to shareholders and immediately converted into common shares. A total of 1,584,187 common shares were issued in the second quarter on conversion of all outstanding Series A Preferred shares. At June 30, 1999 there were no Series A Preferred shares outstanding.

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

     In July 1999, the Company notified all Series B Preferred shareholders of its intent to redeem the Series B Preferred Shares at the $25 per share redemption price, unless the Series B Preferred shareholders

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES elect to convert their Series B Preferred Shares to Common Stock prior to the redemption date set by the Company. A dividend for the pro rata period from April 1, 1999 to the August 31, 1999 redemption date totaling 4,747 Series B preferred shares will be paid to shareholders regardless of whether or not they convert. Approximately 113,234 Series B shares were outstanding as of June 30, 1999. Based on the current market price of the Common Stock, management believes there is a high likelihood that all Series B shareholders will convert. In that event, approximately 825,864 shares of additional Common Stock will be issued during the third quarter of 1999. As of July 31, 1999, 70,223 Series B preferred shares were already converted into 491,561 shares of Common Stock.

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

                                                                                 NUMBER OF
                                                             WEIGHTED AVERAGE     OPTIONS
                                                              EXERCISE PRICE    OUTSTANDING
                                                             ----------------   -----------
Outstanding at December 31, 1998...........................       $3.46          1,671,000
Granted....................................................        6.22          1,901,750
Exercised..................................................        4.33            (39,999)
Canceled...................................................        3.69           (108,000)
                                                                  -----          ---------
Outstanding at June 30, 1999...............................       $4.98          3,424,751
                                                                  =====          =========
Options exercisable at June 30,1999........................       $3.46          1,365,583
                                                                  =====          =========

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

     Magellan Finance Corporation ("Magellan"), a stockholder, held an option to purchase up to 117,894 shares of the Company's common stock at $1.77 per share. This option was exercised on June 30, 1999.

     Warrants to purchase 62,500 common shares at $7.22 per share were issued to the purchasers of $2,500,000 of convertible subordinated debentures in January 1999. Another 85,000 and 42,500 warrants to purchase common stock at $5.00 and $7.50, respectively, were also issued in conjunction with the sale of the $2,500,000 convertible subordinated debentures in 1999. The Company issued 500,000 warrants at $6.00 to the shareholders of Brass Investment Co. as part of the acquisition consideration.

     Nonemployee stock option and warrant activity in 1999 is summarized as follows:

                                                             WEIGHTED AVERAGE     NUMBER
                                                              EXERCISE PRICE    OUTSTANDING
                                                             ----------------   -----------
Outstanding at December 31, 1998...........................       $3.15            620,394
Issued.....................................................        6.10            915,000
Exercised..................................................        2.13           (147,894)
Canceled...................................................        5.46           (125,000)
                                                                  -----          ---------
Outstanding at June 30, 1999...............................       $5.13          1,262,500
                                                                  =====          =========
Stock options exercisable at June 30, 1999.................       $5.12          1,242,500
                                                                  =====          =========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

STOCK RESERVED

     At June 30, 1999, common stock was reserved for the following:

Shares contingently issuable to USPL and CEI shareholders
  (see Note 5)..............................................   4,573,686
Conversion of Series B Preferred Stock......................     825,864
Non employee stock options..................................     417,500
Employee stock options......................................   3,424,751
Shares contingently issuable under other earnout
  provisions................................................     175,500
Warrants....................................................     845,000
Convertible Debentures......................................   1,620,890
                                                              ----------
                                                              11,883,191
                                                              ==========

4. NON-RECURRING RESTRUCTURING, MERGER AND FLOW MOLD INVENTORY WRITE-DOWN CHARGES IN 1999

     In conjunction with the significant acquisitions in each division during the first quarter of 1999, the Company restructured and consolidated its two operating divisions and facilities. A restructuring and asset impairment charge totaling $5,745,000 was recorded in the first quarter of 1999 including $4,365,000 by the plastic lumber division and $1,380,000 by the environmental recycling division.

     In addition to consolidating several plants, the plastic lumber division discontinued the labor intensive flow mold process and converted entirely to more efficient continuous extrusion method of manufacturing plastic lumber. Flow mold equipment has been written down to its estimated resale value and the inventory of flow mold plastic lumber has been written down to its raw material value resulting in a flow mold restructuring and asset impairment charge totaling $2,785,000. The restructuring charge also included severance, lease termination, idle plant costs during the changeover and equipment relocation costs totaling $ 1,580,000 for plastic lumber and $765,000 for environmental recycling. The environmental recycling division also wrote-off $615,000 for obsolete equipment and site development costs.

     During the second quarter of 1999 the company made payments approximating:
$30,000 on abandoned leased space; $150,000 for severance and termination benefits; and $27,000 for relocation of equipment.

The $1,805,577 remaining reserve for costs to be paid in future periods consists of the following items:

Estimated lease payments required before facilities are
  sublet....................................................  $  273,591
Severance agreements and termination benefits...............     423,804
Estimated loss on termination of contractual commitments....     161,930
Costs to be incurred to relocate inefficient operations.....     446,252
                                                              ----------
Total remaining restructuring reserve.......................  $1,805,577
                                                              ==========

     As a result of the June 1999 merger with BET that was accounted for as a pooling of interests, a $595,000 charge was recorded in the second quarter of 1999 for merger related costs.

5. COMMITMENT AND CONTINGENCIES

EARNOUT AGREEMENT

     The Company has reserved for issuance pursuant to earnout agreements, 4,573,686 shares which were related to an earnout provision contained in the Agreement and Plan of Reorganization entered into by the Company on December 15, 1995. In connection with this transaction, the parties to the Agreement and Plan of Reorganization agreed that the earnout shares would be paid to certain shareholders who held the common stock as of the date of the Agreement and Plan of Reorganization in the event net sales or production of Earth Care Global Holdings, on a consolidated basis, meet or exceed 2.0 million pounds of plastic lumber per month for three consecutive months are achieved, subject to certain limitations contained in the Agreement. Certain

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES questions have arisen with respect to the meaning of the production quotas set forth in these agreements and the Company has appointed a committee of independent directors who have selected independent counsel to review this matter.

     In the event these sales or production levels are reached, the shareholders of Earth Care Global Holdings as of March 29, 1996 and Clean Earth, Inc., which shareholders are referred to as the "Historical Shareholders" would receive approximately 4.6 million earnout shares. No additional assets or cash would be received by the Company in the event such sales or production goals were achieved which would result in dilution from the issuance of additional shares and, which would directly impact all shareholders who purchased the Company's common stock subsequent to March 29, 1996 and who still owned the Company's common stock on the date the earnout shares are issued, assuming the sales or production goal is met. As of June 30, 1999, net tangible book value was $34,587,796 , or $1.25 per share of common stock. Net tangible book value per share represents total assets less acquired intangibles less total liabilities, divided by the number of shares of common stock outstanding. After making the accounting adjustments necessary to give effect to the issuance of the 4,573,686 earnout shares, the adjusted net book value as of June 30, 1999 would have been $1.07 per share which represents an immediate dilution of $.18 per share to shareholders who are not Historical Shareholders.

LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

6. LINE OF CREDIT AND NEW CREDIT FACILITY

     In October 1998 the Company negotiated a five year line of credit for $30,000,000 with a division of Southern Pacific Bank. The draws on the line are collateralized by specific equipment and/or inventory and eligible accounts receivable. The line bears interest at 1% over prime on inventory and receivable loans and 1.25% over prime on equipment loans. Loans secured by specific equipment are payable in terms of 4 to 7 years in equal monthly installments with the unpaid balance due in October, 2003. The total costs of obtaining the line aggregating approximately $1,255,000 are being amortized over the five year term of the agreement as interest expense. The total amount available under the line of credit at June 30, 1999 is approximately $8,955,000.

7. CONVERTIBLE SUBORDINATED DEBENTURES

     On December 22, 1998 the Company issued $4,000,000 of subordinated debentures convertible into common stock at the lower of $5.29 or 90% of the lowest trading price in the four days preceding the conversion date. The conversion price is adjustable downward if, in the one year period ending December 22, 1999, the Company issues convertible securities or common stock at a more favorable price than the debenture conversion price. The 5% per annum debenture interest is payable 1.25% per quarter starting April 1, 1999. The Company issued the debenture holders warrants to purchase 100,000 shares of common stock for $7.215 per share at any time before December 22, 2003. The proceeds of the debentures were used for acquisitions.

     The debentures mature on December 22, 2003, however, beginning on June 22, 1999 the debenture holders have the right to force the Company to redeem up to $1,000,000 of debentures at a 10% premium (i.e. $1,100,000 for $1,000,000 of debentures). In addition the debenture holders can require the Company to redeem 100% of the debentures at a 30% premium if the Company fails to register the underlying shares with the SEC before August 19, 1999; however, the Company has registered the shares underlying the debentures

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES on May 14, 1999 and must keep the registration statement effective until December 22, 2001 as required by the Debenture Agreement.

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

8. SEGMENT REPORTING

     The Company's operations are conducted through its plastic lumber division and its environmental recycling division. A $4,365,000 restructuring charge was recorded by the plastic lumber division in the first quarter of 1999 and a $1,380,000 restructuring charge was recorded by the environmental recycling division. As a result of the June 1999 merger with BET that was accounted for as a pooling of interests, an $595,000 charge was recorded in the second quarter of 1999 for merger related costs. The operating results of the two segments excluding the aforementioned non recurring restructuring and merger charges are as follows (in thousands):

                                                  THREE MONTHS            SIX MONTHS
                                                 ENDED JUNE 30,         ENDED JUNE 30,
                                                -----------------      -----------------
                                                 1999      1998         1999      1998
                                                -------   -------      -------   -------
Revenues:
  Environmental recycling.....................  $20,383   $16,506      $34,628   $23,495
  Plastic lumber..............................   13,160     3,497       21,509     6,302
                                                -------   -------      -------   -------
          Total Revenues......................  $33,543   $20,003      $56,137   $29,797
                                                =======   =======      =======   =======
Operating Income by Segment:
  Environmental recycling.....................  $ 3,025   $ 1,706      $ 4,228   $ 2,175
  Plastic lumber..............................    2,006      (199)       2,916      (657)
  Corporate...................................     (464)     (353)        (929)     (656)
                                                -------   -------      -------   -------
          Total...............................  $ 4,567   $ 1,154      $ 6,215   $   862
                                                =======   =======      =======   =======
Depreciation and amortization:
  Environmental recycling.....................  $   450   $   220      $ 1,153   $   396
  Plastic lumber..............................      661       199          898       393
  Corporate...................................       42        41           89        88
                                                -------   -------      -------   -------
                                                $ 1,153   $   460      $ 2,140   $   877
                                                =======   =======      =======   =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The identifiable assets of the respective segments is set forth below (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Identifiable assets:
  Environmental recycling...................................  $ 60,374     $34,162
  Plastic lumber............................................    62,708      22,975
  Corporate.................................................     4,407       2,469
                                                              --------     -------
                                                              $127,489     $59,606
                                                              ========     =======

     The capital expenditures of the respective segments is set forth below (in thousands):

                                                     THREE MONTHS          SIX MONTHS
                                                    ENDED JUNE 30,       ENDED JUNE 30,
                                                    ---------------      ---------------
                                                     1999     1998        1999     1998
                                                    ------   ------      ------   ------
Capital Expenditures:
  Environmental recycling.........................  $2,534   $1,493      $3,051   $2,833
  Plastic lumber..................................   2,125      778       2,823    1,529
  Corporate.......................................      80       --          80       --
                                                    ------   ------      ------   ------
                                                    $4,739   $2,271      $5,954   $4,362
                                                    ======   ======      ======   ======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the three and six month periods ended June 30, 1999 and 1998. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which are included elsewhere herein.

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

     The environmental recycling division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. This division also operates four plants providing thermal desorption and bioremediation of soil brought to the plants by third parties as well as its sister environmental service companies.

                             BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED MARCH 31, 1999

     On January 7, 1999, the Company executed a contract to acquire all of the stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA similar to the Company's soil remediation facility in New Castle, DE. AWI provides environmental services similar to the Company's environmental services division. The Company signed a Management Contract on January 7, 1999 taking over all responsibility for day to day management and financial control of SRP and AWI as of that date and entitling the Company to all net profits or losses after January 4, 1999. The Company finalized its transaction with Brass in March 1999.

     On January 28, 1999, the Company acquired 100% of the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc. ("Eaglebrook"), located in Chicago, IL. Eaglebrook processes HDPE for use as a raw material and produces plastic lumber similar to the Company's. Eaglebrook also produces composite lumber through a continuous extrusion process.

ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED JUNE 30, 1999

     On April 1, 1999, the Company signed a Management Contract with Brigadoon Industries, Inc. (Brigadoon"), taking over all responsibility for day-to-day management and financial control as of that date and entitling the Company to all net profits or losses after April 1, 1999. Brigadoon is a plastic recycling and manufacturing company located in Ocala, Florida. The Company finalized the transaction with Brigadoon on June 30, 1999, acquiring 100% of the stock of Brigadoon.

     On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("BET"), an environmental remediation and service company located in New Jersey. The Company has accounted for the BET transaction as a pooling of interest. Accordingly all of the amounts in the financial statements, including shares outstanding and earnings per share, have been restated to include BET for all periods in 1998 and 1999. See Note 2 to the financial statements for the effect of the pooling with BET on prior periods. A total of $595,000 of costs related to the BET merger was written off in the second quarter of 1999.

NON-RECURRING RESTRUCTURING, MERGER, EQUIPMENT AND INVENTORY REVALUATION CHARGES IN 1999

     In conjunction with the aforementioned significant acquisitions in each division, the Company restructured and consolidated its two operating divisions and facilities. A restructuring charge totaling $5,745,000 was recorded in the first quarter of 1999 including $4,365,000 by the plastic lumber division and $1,380,000 by the environmental recycling division. The second quarter includes a $595,000 charge for non-recurring costs related to the BET merger, accounted for as a pooling of interests transaction.

     In addition to consolidating several plants, the Company has discontinued utilizing the labor intensive flow mold process and converted entirely to a continuous extrusion method of manufacturing plastic lumber. This conversion resulted in a flow mold restructuring and asset impairment charge totaling $2,785,000. The restructuring charge also included severance, lease termination, idle plant costs during the changeover and equipment relocation costs totaling $ 1,580,000 for plastic lumber and $765,000 for environmental recycling. The environmental recycling division also wrote-off $615,000 of obsolete equipment and site development costs.

         COMPARISON OF THE SECOND QUARTER ENDED JUNE 30, 1999 AND 1998

     The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue, for each of the Company's business segments for the periods indicated. The following amounts do not include the aforementioned non-recurring restructuring, inventory and merger charges:

                                                         SECOND QUARTER ENDED JUNE 30,
                                                       ----------------------------------
                                                        1999       %       1998       %
                                                       -------   ------   -------   -----
                                                             (DOLLARS IN THOUSANDS)
Revenues:
  Plastic Lumber.....................................  $13,160     39.2   $ 3,497    17.5
  Environmental Recycling............................   20,383     60.8    16,506    82.5
                                                       -------   ------   -------   -----
          Total revenues.............................   33,543    100.0    20,003   100.0
Cost of Sales and Services Performed:
  Plastic Lumber.....................................    8,312     63.2     2,570    73.5
  Environmental Recycling............................   15,116     74.2    13,862    84.0
Depreciation:
  Plastic Lumber.....................................      541      4.1       166     4.7
  Environmental Recycling............................      378      1.9       176     1.1
  Corporate..........................................        2      0.0         3     0.1
Selling, General and Administrative:
  Plastic Lumber.....................................    2,181     16.6       906    25.9
  Environmental Recycling............................    1,792      8.8       739     4.5
  Corporate..........................................      422      1.3       312     1.6
Amortization:
  Plastic Lumber.....................................      120       .9        54     1.5
  Environmental Recycling............................       72       .4        23     0.1
  Corporate..........................................       40       .1        38     0.2
                                                       -------   ------   -------   -----
          Total Operating Expenses...................   28,976     86.4    18,849    94.2
                                                       -------   ------   -------   -----
          Total Operating Income.....................    4,567     13.6     1,154     5.8
Operating Income (Loss) by Segment:
  Plastic Lumber.....................................    2,006     15.2      (199)   (5.7)
  Environmental Recycling............................    3,025     14.8     1,706    10.3
  Corporate..........................................     (464)    (1.4)     (353)   (1.8)
                                                       -------   ------   -------   -----
          Total Operating Income.....................  $ 4,567     13.6   $ 1,154     5.8

CONSOLIDATED REVENUES AND OPERATING INCOME

     The Company recognized significant increases in both revenues and operating income for 1999 compared to 1998. Revenues increased 68% to $33,543,000 for 1999 from $20,003,000 in 1998. Although most of the increase was attributable to acquisitions in 1999, the business units owned in 1998 achieved a 30% growth in revenue from $11,038,000 in 1998, excluding $3,977,000 of dredging performed in 1998 (none in 1999) to $17,895,000 in 1999. Consolidated operating income increased by $ 3,413,000 to $4,567,000 for 1999 compared to $1,154,000 in 1998.
The increase in operating income was primarily due to businesses acquired in 1998 and 1999.

REVENUES BY SEGMENT

     Plastic lumber division sales increased 276% to $13,160,000 in 1999 compared to $3,497,000 in 1998. Approximately $2,097,000 was internal growth and the remaining $7,566,000 of the $9,663,000 increase was attributable to companies acquired in 1999. In June 1999 the independent tests of the Wisconsin plant required for "BOCA" certification were completed. The Company expects to be able to start advertising the Carefree Decking and Guardrail Systems as "Building Code Approved" in the third quarter of 1999.

     Environmental recycling division revenues for 1999 were $20,383,000, an increase of $3,877,000 or 23% over the $16,506,000 for the second quarter of 1998, which was restated to include $4,987,000 of BET revenues. The acquisitions of S&W, Brass and BET contributed $6,302,000 of the increase in revenues during the second quarter of 1999. Revenues at the business units in place in 1998 increased by approximately $1,552,000, or 21%, excluding $3,977,000 of dredging work performed in the second quarter of 1998. The Company does not expect to commence dredging operations for 1999 until the third quarter.

GROSS PROFIT

     Consolidated gross profit excluding depreciation increased $6,544,000 or 183% to $10,115,000 for 1999 as compared to $3,571,000 in 1998. Gross profit as a percent of sales improved by 12 percentage points from 18% in 1998 to 30% in 1999. The increase in gross profit as a percent of sales was achieved on both existing and acquired businesses. Business units in both divisions continued to consolidate and eliminate duplicative operating expenses during 1999.

     Plastic lumber acquisitions in 1999 accounted for $2,742,000 or 69% of the $3,921,000 increase in plastic lumber division gross profit in 1999. Cost of sales (excluding depreciation) as a percent of plastic lumber sales improved significantly from 76% in 1998 to 67% in 1999. The improvement was primarily from acquisitions.

     Environmental recycling division acquisitions of S&W, Brass and BET accounted for $2,578,000, or 98%, of the $2,624,000 increase in gross profit before depreciation in 1999 over 1998. The CBC facility opened in late June 1998 contributed $535,000 of gross profit, substantially replacing $550,000 of dredging gross profit in 1998. Environmental recycling division costs excluding depreciation improved as a percent of revenues, from 84% in 1998 to 74% in 1999. The improvement was achieved at business units owned in 1998 as well as at acquired operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     Consolidated SG&A expenses increased $2,438,000 to $4,395,000 for 1999 from $1,957,000 in 1998. As a percentage of consolidated revenues, SG&A expenses increased from 10% for 1998 to 13% in 1999 due to a higher percentage of plastic lumber division sales and an increase in SG & A expenses as a percent of revenues in the environmental recycling division. The environmental recycling division's SG&A expenses increased from 5% of revenues in 1998 to 9% in 1999, whereas the plastic lumber's SG&A expenses as a percent of sales improved significantly, from 26.% to 17%. The improvement in the plastic lumber division's SG&A ratio is due to spreading fixed costs over a higher revenue base at existing business units and lower expense ratios at the acquired companies. Corporate administrative expenses also improved to 1.3% of revenues in 1999 from 1.6% in 1998.

INTEREST EXPENSE

     Interest expense increased $1,032,000 to $1,277,000 in 1999 over the $245,000 in 1998, primarily due to additional borrowings to fund the S&W, Eaglebrook and Brass acquisitions early in 1999. Interest expense also includes $178,000 of amortization of deferred financing costs to obtain the credit agreement with affiliates through PNC bank, the new credit agreement form Southern Pacific Bank (SPB) in October 1998 and the $6,500,000 of convertible debentures. Interest expense in the comparable 1998 quarter included $74,000 of similar costs.

     Although interest expense increased as a result of debt service requirements assumed from businesses acquired during 1998 and 1999, most of the increase in interest expense is the result of the following additional borrowings:

     - A weighted average outstanding balance of $19,970,000 under the $30 million SPB credit facility;

     - Issuing $6,500,000 of convertible debentures in December 1998 and January 1999;

     - Issuing $4,000,000 of convertible debentures and a $3,000,000 capitalized lease to purchase Eaglebrook in January 1999;

     - Adding $4,100,000 of debt to affiliates in connection with the Eaglebrook purchase; and

     - Issuing other loans and capitalized leases secured by specific equipment.

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $576,000 or 167% to $921,000 in 1999 from $345,000 in 1998 reflecting the significant increase in plant and equipment primarily from acquisitions. Amortization expense increased $117,000 to $232,000 in 1999 from $115,000 in 1998 due to goodwill from the acquisitions completed after June 30, 1998.

           COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue, for each of the Company's business segments for the periods indicated. The following amounts do not include the aforementioned non-recurring restructuring, merger and inventory charges.

                                                         SECOND QUARTER ENDED JUNE 30,
                                                       ----------------------------------
                                                        1999       %       1998       %
                                                       -------   ------   -------   -----
                                                             (DOLLARS IN THOUSANDS)
Revenues:
  Plastic Lumber.....................................  $21,509     38.3   $ 6,302    21.1
  Environmental Recycling............................   34,628     61.7    23,495    78.9
                                                       -------   ------   -------   -----
          Total revenues.............................   56,137    100.0    29,797   100.0
Cost of Sales and Services Performed:
  Plastic Lumber.....................................   13,571     63.1     4,998    79.3
  Environmental Recycling............................   25,944     74.9    19,325    82.3
Depreciation:
  Plastic Lumber.....................................      927      4.3       307     4.9
  Environmental Recycling............................      769      2.2       344     1.5
  Corporate..........................................       10      0.0         6     0.0
Selling, General and Administrative:
  Plastic Lumber.....................................    3,869     18.0     1,565    24.8
  Environmental Recycling............................    3,558     10.3     1,602     6.8
  Corporate..........................................      840      1.5       568     1.9
Amortization:
  Plastic Lumber.....................................      226      1.1        89     1.4
  Environmental Recycling............................      129       .4        49     0.2
  Corporate..........................................       79       .1        82     0.3
                                                       -------   ------   -------   -----
          Total Operating Expenses...................   49,922     88.9    28,935    97.1
                                                       -------   ------   -------   -----
          Total Operating Income.....................    6,215     11.1       862     2.9
Operating Income (loss) by Segment:
  Plastic Lumber.....................................    2,916     13.6      (657)  (10.4)
  Environmental Recycling............................    4,228     12.2     2,175     9.3
  Corporate..........................................     (929)    (1.7)     (656)   (2.2)
                                                       -------   ------   -------   -----
          Total Operating Income.....................  $ 6,215     11.1   $   862     2.9

CONSOLIDATED REVENUES AND OPERATING INCOME

     The Company recognized significant increases in both revenues and operating income for 1999 compared to 1998. Revenues increased 88% to $56,137,000 in 1999 from $29,797,000 in 1998. Most of the increase, $23,188,000, was attributable to acquisitions in 1999. Internal growth totaled $7,129,000, excluding the $3,977,000 of dredging revenues in 1998. Consolidated operating income increased by $5,353,000 to $6,215,000 in 1999 compared to $862,000 in 1998. The increase in operating income was primarily due to businesses acquired in 1998 and 1999 and the majority of the increase, $3,573,000 was in the plastic lumber division. The Company expects to continue to realize significant efficiencies from the plant consolidations and restructuring undertaken in the first quarter of 1999.

REVENUES BY SEGMENT

     Plastic lumber division sales increased 241% to $21,509,000 in 1999 compared to $6,302,000 in 1998. Approximately $3,999,000 or 26% of the $15,207,000 increase was from internal growth and $11,207,000 was attributable to plastic lumber companies acquired in 1999. Environmental recycling division sales increased 47% to $34,628,000 in 1999 from $23,495,000 in 1998, which include $7,122,000 of sales for Barbella in 1998.

The acquisitions of S&W, Brass and Barbella contributed $11,981,000 of the increase in environmental recycling division sales and internal growth contributed $3,130,000 excluding the $3,977,000 of dredging sales in 1998.

GROSS PROFIT

     Consolidated gross profit, excluding the restructuring charge and depreciation, increased $11,148,000 or 204% to $16,622,000 for 1999 as compared to $5,474,000 in 1998. The gross profit as a percent of revenue improved by 12 percentage points from 18% in 1998 to 30% in 1999. Although most of the increase in gross profit was attributed to acquisitions in both business segments in 1999, $2,116,000 of the increase in gross profit came from plastic lumber business units owned in 1998.

     Plastic lumber acquisitions in 1999 accounted for $4,519,000 or 68% of the $6,635,000 increase in plastic lumber division's gross profit before depreciation and restructuring charges in 1999. The changeover to more efficient continuous extrusion method and the consolidation of the plastic lumber plants significantly reduced first quarter 1999 production at existing plants. The changes were completed in the second quarter and all plastic lumber manufacturing plants are back at full production.

     The environmental recycling division acquisitions of S&W, Brass and BET accounted for $4,441,000 or 98%, of the $4,514,000 increase in gross profit in 1999 over 1998. The opening of the CBC facility in late June 1998 contributed $977,000 of gross profit in 1999 completely replacing the $550,000 of dredging gross profit for 1998 and reduced first quarter gross profit in the other business units. The combined gross profit of the New Castle Delaware soil remediation facility and the environmental construction service companies was $392,000 lower in 1999 due to the renovation of the New Castle facility and to a higher mix of lower margin government contracts for the construction services companies. The company expects to commence 1999 dredging operations in the third quarter and the New Castle Delaware facility is operating with greater capacity.

     Gross profit, excluding the restructuring charge and depreciation, as a percent of plastic lumber sales improved significantly from 21% in 1998 to 37% in 1999. The improvement was primarily from acquisitions but also included improvement in the Wisconsin plant's gross profit margin from 33% to 40% of sales, due to increased plant capacity. The plastic lumber division also increased its mix of higher margin specialty plastic lumber product sales to OEM's in 1999.

     Environmental recycling division cost of services performed (excluding depreciation) also improved significantly from 82% of revenues in 1998 to 75% in 1999. The higher gross margins from the BET and S&W acquisitions and the start up of the CBC facility with a 59% cost of services performed ratio, more than offset the lower gross profit margins on environmental construction contracts with governmental units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     Consolidated SG&A expenses increased $4,532,000 to $8,267,000 for 1999 from $3,735,000 in 1998. The plastic lumber division's percent of SG&A expenses to sales improved by 7 percentage points, from 25% of sales to 18%. The improvement to the plastic lumber's SG&A percent is due primarily to increased revenues at existing plants and lower expenses on companies acquired in 1999. The environmental recycling division's percent of SG&A expenses to revenues increased from 7% to 10%, primarily due to recent acquisitions with higher SG&A expenses and the absence of dredging revenues in the first half of 1999. The Corporate administrative expense percent improved to 1.5% of revenues in 1999 from 1.9% in 1998.

INTEREST EXPENSE

     Interest expense increased $2,536,000 to $2,926,000 in 1999 over the $390,000 in 1998. $722,000 of the increase is the write-off of the entire discount assigned to the $6,500,000 convertible debentures proceeds in December 1998 and January 1999. Pursuant to SEC rules, $722,000 was assigned to the favorable conversion feature of the debentures (see note 7 to the condensed consolidated financial statements). The $722,000 is included in interest expense in the first quarter of 1999. There was no similar charge in 1998.

     Interest expense also includes $343,000 of amortization of deferred financing costs: to increase the line of credit at PNC Bank in February 1998; to obtain the new credit agreement form Southern Pacific Bank (SPB) in October 1998; and to sell the convertible debentures. Interest expense for the comparable 1998 period included $118,000 of similar costs.

     Most of the increase in interest expense is the result of the following additional borrowings:

     - A weighted average outstanding balance of $17,550,000 under the $30 million SPB credit facility;

     - Issuing $6,500,000 of convertible debentures;

     - Issuing $4,000,000 of convertible debentures and a $3,000,000 capitalized lease in the Eaglebrook purchase;

     - Issuing $4,100,000 of additional debt to affiliates; and

     - Issuing other loans and capitalized leases secured by specific equipment.

     Interest expense also increased as a result of debt service requirements assumed from businesses acquired during 1998 and 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $1,049,000 or 160% to $1,706,000 in 1999 compared to $657,000 in 1998, reflecting the significant increase in plant and equipment from both acquisitions and continued capital investments. Amortization expense increased $214,000 to $434,000 in 1999 over $220,000 in 1998 due to goodwill from the numerous acquisitions completed after June 30, 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $3,276,000 at June 30, 1999, an increase of $364,000 from the $2,912,000 at December 31, 1998. Cash used in operating activities was $839,000 in the six months ended June 30, 1999. The significant increase in revenues during the first half of 1999 resulted in increases in accounts receivable.

     Cash used in investing activities was primarily for acquisitions and purchases of equipment. The environmental recycling division made capital expenditures in 1999 for plant and equipment totaling $3,051,000. The plastic lumber division made plant and equipment purchases totaling $2,823,000 primarily to expand capacity at three of the manufacturing facilities and to convert the Tennessee facility from flow mold of plastic lumber to extrusion of the patented structural lumber. The Company also used a total of $14,592,000 of cash as part of the consideration to acquire companies with plant & equipment valued at $43,900,000.

     Cash provided by financing activities totaled $21,750,000 including $11,707,000 of net additional bank and equipment financings, $2,500,000 of net proceeds from the issuance of additional 5% convertible subordinated debentures (see Note 7 to Consolidated Financial Statements) and $6,500,000 net proceeds from loans from affiliates. In addition, the Company assumed $13,658,000 of debt owed by acquired companies and incurred $4,800,000 of additional debt to make the acquisitions.

     Proceeds from new bank and capital lease borrowings totaled $11,708,000 including $8,095,000 under the new credit facility with a division of Southern Pacific Bank ("SPB"), a $1,200,000 real estate loan on the Brass property and $2,413,000 of various equipment loans and capital leases The $1,255,000 of costs incurred in 1998 and 1999 to obtain the SPB credit agreement is being amortized over the agreement's 5 year term. The proceeds of the SPB loans were used to pay off $3,893,000 of debt assumed on acquisitions and to make $4,080,000 of scheduled payments on term loans and capital leases.

     Equity financing in 1999 consisted of several private placements generating $9,249,000 which was used to make acquisitions. The company also received $479,000 from the exercise of stock options granted in prior years. The Company incurred $204,000 of costs related to stock issuances in 1999.

     Equity financings in 1998 included $2,291,000 of proceeds from the exercise of common stock warrants issued in prior years and $4,431,420 from a Private Placement of 211,020 shares of Series B Preferred Stock for $21 per share. The Series B Preferred Stock carries a cumulative 10% stock dividend and each preferred share is convertible into seven common shares. (See Note 7 to the consolidated financial statements for the Company's offer to redeem the Series B Preferred Stock in the third quarter of 1999.) The Company incurred expenses totaling $428,000 to register the common stock underlying the warrants and the Series B convertible preferred stock in 1998.

     The company has committed to purchase approximately $13,000,000 of plastic lumber extruders and is negotiating financing to be collateralized by the extruders. Although, there are no other material commitments for capital expenditures, the Company also anticipates requiring an additional $2,900,000 to expand its plastic lumber manufacturing facility in Chicago. The Company will also require additional working capital for the dredging opportunities being pursued by the Company and approximately $2,400,000 to purchase equipment for the environmental recycling operations.

     On July 29, 1999, the Company filed a "shelf registration" statement on Form S-4 with the Securities and Exchange Commission to issue up to a total of 10,000,000 common shares. The Company wants to have the ability to issue registered shares for acquisitions, for potential equity sales to accredited investors and/or for other corporate purposes.

                                  SEASONALITY

     The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast and Central Atlantic states where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months. The company has taken steps to even out the revenue stream by adding business units with sales of specialty plastic lumber to OEM's (Cycle-Masters in 1998) and to the packaging industry (Brigadoon in 1999) and sales of recycled plastic resins to industrial users (Eaglebrook Plastics in 1999). Adding soil remediation facilities to remove utility company coal tars and beneficially reuse dredge materials should also reduce the aforementioned affects of the winter season.

                                YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company's accounting software is year 2000 compliant at all subsidiaries except one. The Company plans to upgrade that subsidiary's system to a Year 2000 compliant system in 1999. The Company is in the process of conducting an internal audit of its non-information technology systems (e.g. manufacturing equipment imbedded computer systems) and its major customers and vendors to determine what issues, if any, exist. Upon completion of its internal audit, the Company will evaluate the full scope of issues, related costs, and available remedies to insure the Company's non-information technology systems and those of its major customers and vendors continue to meet its internal needs. Anticipated costs for system and software modifications, if any, will be expensed as incurred.

     Based on its preliminary review, the Company does not anticipate a material financial impact as a result of the Year 2000 Issue nor does it anticipate any material financial expenditures to remedy the Year 2000 date change within its own software. The Company anticipates spending approximately $250,000 to remedy Year 2000 issues during 1999. An audit of Year 2000 compliance is conducted as part of the due diligence performed prior to each significant acquisition.

     The Company has no control over Year 2000 compliance by the customers and vendors of the Company. If the Company's customers and vendors are not in Year 2000 compliance, this could provide a material adverse financial impact to the Company, however the Company believes it is unlikely based on the nature of its business, customers and vendors. The Company has sent a survey to all of its major customers and suppliers to gauge their Year 2000 readiness and based upon the responses received the Company does not foresee any material adverse effect on its business.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Issuances of unregistered shares during the three months ended June 30, 1999 are listed in the following paragraphs.

     On April 15, 1999, 11,667 shares of Common Stock were issued as a result of the exercise of stock options.

     On April 19, 1999, 13,332 shares of Common stock were issued as a result of the exercise of stock options.

     During April and May 1999 1,684,187 shares of Common Stock were issued due to the conversion of Series A Preferred Stock into Common Stock, inclusive of payment of the final stock dividends on the Series A Preferred Stock that were converted into Common Stock.

     On May 6, 1999, 3,000 shares of Common Stock were issued in settlement of employment related litigation.

     On May 11, 1999, 10,000 shares of Common Stock were issued as a result of the exercise of stock options.

     On or about May 26, 1999, 45,000 shares were issued relative to certain acquisitions.

     On June 18, 1999, 1,100 shares of Common Stock were issued to an employee as an employee bonus.

     On June 18, 1999, 10,000 shares of Common Stock were issued as a result of the exercise of stock options.

     On June 28, 1999, 810,000 shares of Common Stock were issued as a result of the acquisition of Barbella Environmental Technology, Inc.

     On or about June 28, 1999, 16,000 shares of Common Stock were issued relative to certain acquisitions.

     On June 30, 1999, 532,500 shares of Common Stock were issued as a result of the acquisition of Brigadoon Industries, Inc.

     On June 30, 1999, 117,894 shares of Common Stock were issued as result of the exercise of stock options.

     During the second quarter, an aggregate of 1,990,171 shares of Common Stock were issued as a result of private placements to raise equity for the Company.

     The Common Stock underlying the stock options and the Series A Preferred Stock was previously registered with the SEC. All of the other transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the companies being acquired or to independent consultants or employees of the Company. The independent consultants, officers, directors and shareholders who participated in the private placements had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. The securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption from registration.

     The cash proceeds from the private placements were used primarily to make acquisitions. All cash proceeds from the exercise of stock options have been used for general corporate purposes.

ITEM 5. OTHER INFORMATION

     In June 1999 the Company moved from the NASDAQ small cap to the NASDAQ National Market System under the same symbol "USPL".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        27.1 Financial Data Schedule for the six months ended June 30, 1999

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          /s/ MARK S. ALSENTZER
                                          --------------------------------------
                                          Mark S. Alsentzer,
                                          CEO and President


                                          /s/ JOHN W. POLING
                                          --------------------------------------
                                          John W. Poling,
                                          Chief Financial Officer

Date: August 13, 1999