Form 10QSB
period 1999-09-30
U S PLASTIC LUMBER CORP
filed 1999-11-12
CIK 1014851

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No

     The number of shares outstanding of the registrant's common stock as of October 31, 1999 is 31,717,149 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX

PART I. UNAUDITED FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Item 1. Financial Statements:
  Consolidated Balance Sheets as of September 30, 1999 and
     December 31, 1998......................................    3
  Consolidated Statements of Operations for the Three Months
     Ended September 30, 1999
     and 1998...............................................    4
  Consolidated Statements of Operations for the Nine Months
     Ended September 30, 1999
     and 1998...............................................    5
  Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1999
     and 1998...............................................    6
  Notes to Consolidated Financial Statements................    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   16

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   25
Item 2. Changes in Securities and Use of Proceeds...........   25
Item 6. Exhibits and Reports on Form 8-K....................   26
SIGNATURES..................................................   26

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30, 1999      DEC. 31, 1998
                                                              ------------------   --------------------
                                                                                       (RESTATED --
                                                                                         NOTE 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................     $  5,850,331          $ 3,033,645
Accounts receivable, net....................................       31,914,002           17,096,490
Inventories.................................................        5,566,909            5,021,385
Prepaid expenses and other assets...........................        2,532,672            1,532,794
                                                                 ------------          -----------
          Total current assets..............................       45,863,914           26,684,314
Property, plant and equipment, net..........................       76,864,970           19,789,861
Acquired intangibles, net...................................       23,931,215            9,553,642
Other assets................................................        5,768,101            5,403,236
                                                                 ------------          -----------
          Total assets......................................     $152,428,200          $61,431,053
                                                                 ============          ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................     $ 13,777,827          $ 7,321,178
Notes and capital leases payable, current portion...........        3,827,534            4,289,420
Accrued expenses............................................        4,181,749            2,329,392
Restructuring reserve.......................................        1,171,589                   --
Other liabilities...........................................        5,360,890            2,252,414
                                                                 ------------          -----------
          Total current liabilities.........................       28,319,589           16,192,404
Notes and capital leases payable, net of current portion....       30,768,248           17,051,908
Notes payable to affiliates.................................        4,500,000                   --
Deferred income taxes and other liabilities.................        2,812,948              498,602
Minority interest...........................................          250,165              250,165
Convertible subordinated debentures, net of discount........        6,500,000            3,555,556
                                                                 ------------          -----------
          Total liabilities.................................       73,150,950           37,548,635
STOCKHOLDERS' EQUITY:
10% Convertible preferred stock, par value $.001; authorized
  5,000,000 shares; issued and outstanding 0 shares and
  382,709 shares, respectively (aggregate liquidation
  preference of $0 and $7,808,877, respectively)............               --                  383
Common stock par value $.0001, authorized 50,000,000 shares;
  issued and outstanding 32,460,200 shares and 19,669,128
  shares, respectively......................................            3,246                1,967
Additional paid-in capital..................................       80,433,578           25,121,824
Accumulated deficit.........................................       (1,159,574)          (1,241,756)
                                                                 ------------          -----------
          Total stockholders' equity........................       79,277,250           23,882,418
                                                                 ------------          -----------
          Total liabilities and stockholders' equity........     $152,428,200          $61,431,053
                                                                 ============          ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (UNAUDITED)

                                                                 1999               1998
                                                              -----------   --------------------
                                                                                (RESTATED --
                                                                                  NOTE 2)
Revenues, net...............................................  $39,626,411       $16,118,992
Cost of goods sold and services performed...................   28,861,254        12,833,417
                                                              -----------       -----------
          Gross profit......................................   10,765,157         3,285,575
Selling, general and administrative expenses................    4,537,842         3,231,784
Merger costs................................................      810,000                --
                                                              -----------       -----------
          Operating income..................................    5,415,315            53,791
Interest and other income (expense).........................      (60,269)           75,117
Minority interests..........................................           --             2,176
Interest expense............................................   (1,353,353)         (379,839)
                                                              -----------       -----------
          Income (loss) before income taxes.................    4,001,693          (248,755)
Benefit from (provision for) income taxes...................     (697,200)          157,228
                                                              -----------       -----------
          Net income (loss).................................    3,304,493           (91,527)
Preferred stock dividends earned............................      (41,982)         (263,862)
                                                              -----------       -----------
          Net income (loss) attributable to common
            stockholders....................................  $ 3,262,511       $  (355,389)
                                                              ===========       ===========
Net income (loss) per share:
          Basic.............................................  $       .11       $      (.02)
                                                              ===========       ===========
          Diluted...........................................  $       .10       $      (.02)
                                                              ===========       ===========
Weighted average common shares outstanding:
          Basic.............................................   29,608,212        18,629,571
                                                              ===========       ===========
          Diluted...........................................   31,522,226        18,629,571
                                                              ===========       ===========

 The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (UNAUDITED)

                                                                 1999               1998
                                                              -----------   --------------------
                                                                                (RESTATED --
                                                                                  NOTE 2)
Revenues, net...............................................  $98,827,057       $48,690,039
Cost of goods sold and services performed...................   72,003,337        40,156,430
Restructuring charge and asset impairment...................    2,025,000                --
                                                              -----------       -----------
       Gross profit.........................................   24,798,720         8,533,609
Selling, general and administrative expenses................   13,892,103         7,730,436
Merger costs................................................    1,405,000                --
Restructuring charge and asset impairment...................    3,720,000                --
                                                              -----------       -----------
       Operating income.....................................    5,781,617           803,173
Interest and other income...................................       74,337           286,523
Minority interests..........................................           --          (841,217)
Interest expense............................................   (4,349,722)         (281,853)
                                                              -----------       -----------
       Income (loss) before income taxes....................    1,506,232           (33,374)
Benefit from (provision for) income taxes...................     (912,000)           95,235
                                                              -----------       -----------
       Net income...........................................      594,232            61,861
Preferred stock dividends earned............................     (316,782)         (481,810)
                                                              -----------       -----------
       Net income (loss) attributable to common
          stockholders......................................  $   277,450       $  (419,919)
                                                              ===========       ===========
Net income (loss) per share:
       Basic................................................  $       .01       $      (.02)
                                                              ===========       ===========
       Diluted..............................................  $       .01       $      (.02)
                                                              ===========       ===========
Weighted average common shares outstanding:
       Basic................................................   26,402,496        18,008,061
                                                              ===========       ===========
       Diluted..............................................   27,916,146        18,008,061
                                                              ===========       ===========

 The accompanying notes are an integral part of these consolidated statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                  1999               1998
                                                              ------------   --------------------
                                                                                 (RESTATED --
                                                                                   NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    594,231       $    61,861
                                                              ------------       -----------
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................     2,791,392         1,223,073
     Amortization...........................................       651,017           414,138
     Amortization of deferred financing and debenture
       discount costs.......................................     1,286,464           178,227
     Restructuring, merger and asset impairment charges.....     5,472,182                --
     Income tax provision above (below) taxes paid..........       524,526          (542,334)
     Minority interests and gain on sale of assets..........            --           387,441
     Expense related to common shares issued to non
       employees............................................        42,947            94,868
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..................................   (13,131,750)       (4,873,178)
       Inventories..........................................    (1,390,175)       (1,241,693)
       Prepaid expenses and other current assets............      (503,069)       (2,311,041)
       Other assets.........................................       443,350        (1,382,932)
       Accounts payable.....................................     4,907,404         1,700,389
       Other liabilities....................................      (311,646)           54,741
       Accrued expenses.....................................      (251,903)       (1,238,801)
                                                              ------------       -----------
          Total adjustments.................................       530,739        (7,537,102)
                                                              ------------       -----------
          Net cash provided by (used in) operating
            activities......................................     1,124,970        (7,475,241)
                                                              ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (16,376,652)       (6,759,992)
  Cash paid for acquisitions, net of cash received..........   (14,592,277)       (2,760,706)
                                                              ------------       -----------
          Net cash used in investing activities.............   (30,968,929)       (9,520,698)
                                                              ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options............     1,833,050         2,303,693
  Proceeds from sale of common stock........................    26,574,090                --
  Proceeds from sale of preferred stock.....................            --         4,431,420
  Costs of issuing stock....................................    (1,308,344)         (483,788)
  Proceeds from notes payable to affiliates, net of
     repayments.............................................     4,500,000           366,481
  Proceeds from notes payable...............................    14,753,582         8,957,599
  Proceeds from issuance of convertible debentures..........     2,500,000                --
  Payment of deferred financing costs.......................      (509,192)         (206,758)
  Payments of notes payable.................................   (15,682,541)       (2,035,736)
                                                              ------------       -----------
          Net cash provided by financing activities.........    32,660,645        13,332,911
                                                              ------------       -----------
Net change in cash and cash equivalents.....................     2,816,686        (3,663,028)
Cash and cash equivalents, beginning of period..............     3,033,645         4,687,585
                                                              ------------       -----------
Cash and cash equivalents, end of period....................  $  5,850,331       $ 1,024,557
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

     The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority owned joint venture. All significant inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period. See also note 2 for the restatement of all prior periods for the acquisitions of Barbella Environmental Technology, Inc. ("BET"), Ecosource Corporation ("Ecosource") and Eureka Plastics of California, Inc. ("Eureka") which were accounted for under the pooling of interests method of accounting.

NET INCOME (LOSS) PER SHARE

     Basic income (loss) per share is computed by dividing net income (loss) less preferred stock dividends earned by the weighted average number of shares issuable or actually outstanding. Diluted income (loss) per share further considers the impact of common stock equivalents to the extent that they are dilutive. For the three and nine months ended September 30, 1998 the common stock equivalents are anti dilutive. The income (loss) per share and the shares outstanding for each period presented for 1998 have been restated to include the acquisitions of BET, Ecosource and Eureka as if they had occurred on January 1, 1998.

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
ACTIVITIES

     Interest paid totaled $2,970,419 and $625,711 in the nine months ended September 30, 1999 and 1998, respectively. Federal and state income taxes paid totaled $387,474 and $446,294 in the nine months ended September 30, 1999 and 1998, respectively. See Notes 3 and 7 for information regarding common shares, warrants, options and debt issued for acquisitions and warrants issued to secure additional financing.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

2. ACQUISITIONS

1998 ACQUISITIONS

     In January 1998, the Company acquired 100% of the stock of Green Horizon Environmental, Inc. (GHE), an environmental services company located in Norristown, Pennsylvania.

     In February 1998, the Company acquired 55% of the stock of Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, Pennsylvania.

     On February 28, 1998, the Company acquired substantially all of the assets of Chesapeake Plastic Lumber, Inc. (CPL), a manufacturer of plastic lumber in Denton, Maryland.

     Effective April 30, 1998, the Company acquired 100% of the stock of Cycle-Masters, Inc. (CMI), a manufacturer of plastic lumber in Sweetser, Indiana.

     Effective June 30, 1998, the Company acquired 100% of the stock of Geocore, Inc. (GCI) a small environmental services company in northern New Jersey.

     Effective June 30, 1998, the Company acquired the remaining 45% of CTI.

     Effective June 30, 1998 the Company purchased substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. (collectively Trimax) through the U.S. Bankruptcy Court. The Trimax purchase includes two patents for the manufacture of structural plastic lumber.

     On December 30, 1998 the Company acquired 100% of S&W Waste, Inc. (S&W), a RCRA facility that recycles and beneficially re-uses industrial wastes and disposes of contaminated materials. S&W is located in northern New Jersey.

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

PURCHASE TRANSACTIONS

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

     On April 1, 1999, the Company signed a Management Contract with Brigadoon Industries, Inc., ("Brigadoon") taking over all responsibility for day-to-day management and financial control as of that date and entitling the Company to all net profits or losses after April 1, 1999. Brigadoon manufactures corner boards from recycled plastic for use by the packaging industry. The Company acquired 100% of the stock of Brigadoon on June 30, 1999. The Company also purchased a 140,000 sq. ft. facility situated on approximately 39 acres in Ocala, Florida. The Ocala plant will house expanded operations of Brigadoon plus a large number of new extruders to manufacture other products for the plastic lumber division.

     The $41,965,833 total purchase price for all of the 1999 acquisitions consisted of 4,244,525 shares of the Company's common stock valued at an aggregate of $19,343,714, cash payments of $14,800,000 and issuance of debt totaling $5,763,494, costs totaling $838,733 and $1,219,892 assigned to options granted to a former owner. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners. A summary of the allocation of the $41,965,833 aggregate purchase price of the 1999 acquisitions to the net assets acquired follows:

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
                                                              ============

     All of the acquisitions in 1998 and the above acquisitions in 1999 have been accounted for as purchases. Accordingly, the results of operations of the purchased companies are included in the consolidated financial statements for periods subsequent to the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions has been recorded as acquired intangibles. The acquired intangibles are being amortized on a straight-line basis over a period of twenty to forty years.

     The unaudited pro forma combined results of operations of the Company, and all of its subsidiaries, as if the purchase acquisitions were made on January 1, 1998, are as follows:

                                                            NINE MONTHS        YEAR
                                                                1999           1998
                                                            ------------   ------------
Net sales.................................................  $101,683,548   $115,002,089
Net income................................................       589,919      1,036,717
Net income attributable to common shareholders............       273,137        359,639
Diluted income per share..................................  $        .01   $        .02
Weighted average shares used in computation...............    28,281,342     23,935,174

     The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill and depreciation on revalued property and equipment and interest expense on debt issued to acquire the companies. Per share amounts are calculated after preferred dividends are subtracted from net income. The proforma amounts do not purport to be indicative of the results of operations which actually would have

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES resulted had the acquisitions occurred at the beginning of the period presented, or of future results of operations of the consolidated entities.

POOLING OF INTERESTS TRANSACTIONS

     On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("BET"), an environmental remediation and construction service company located in Somerville, New Jersey. The Company incurred merger costs totaling $595,000 in the BET transaction that were written off in the second quarter of 1999.

     On September 28, 1999, the Company acquired 100% of the stock of Eureka Plastics of California, Inc. ("Eureka"), and Ecosource Corporation ("Ecosource"), in unrelated transactions. Both of these companies recycle and process plastics in Southern California. The Company incurred $ 810,000 of costs related to these mergers that were written off in the third quarter of 1999.

     The Company issued a total of 1,438,600 shares of stock to acquire these three companies and has utilized the pooling of interests method to account for the acquisitions. Accordingly all of the amounts in the financial statements, including shares outstanding and earnings per share, have been restated to include BET, Eureka and Ecosource for all periods in 1998 and 1999 as if these companies had always been owned by the Company. The ($1,108,598) accumulated deficit of the Company as of December 31, 1997 was restated to include the $899,099 of combined retained earnings of the pooled companies at that date.

     Following is a summary of the BET, Ecosource and Eureka amounts included in the accompanying income statements:

                                             THIRD QUARTER               NINE MONTHS
                                        -----------------------   -------------------------
                                           1999         1998         1999          1998
                                        ----------   ----------   -----------   -----------
Net sales.............................  $8,785,426   $5,405,088   $20,948,986   $15,301,354
Net income (loss).....................     204,892     (312,270)      740,037      (397,423)
Income (loss) per share -- diluted....  $      .01   $     (.02)  $       .03   $      (.02)

3. CAPITAL STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

     Late in 1996, the Company initiated an offering of up to 250,000 shares of the Company's Series A Preferred Stock. The shares were non-voting and earned a 10% cumulative stock dividend payable semi-annually. Each share was convertible into seven shares of the Company's common stock at the option of the stockholder. In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock were entitled to receive, before the holder of any of the Common Stock, the stated value of $20.00 per share plus any unpaid dividends. The Series A Preferred Stock were redeemable at any time at the sole option of the Company for $25.00 per share.

     In the first quarter of 1999, 1,050 Series A shares were converted into 7,350 shares of Common Stock. A 5% stock dividend of 11,351 Series A shares was declared as of March 31, 1999 to shareholders of record on March 1, 1999.

     In the second quarter of 1999, the Company notified all Series A Preferred shareholders of its intent to redeem the Series A Preferred Shares at the $25 per share redemption price unless the shareholder elected to convert the shares to Common Stock prior to the redemption date set by the Company. A dividend for the pro rata period from Apri1 1, 1999 to the redemption date totaling 2,285 Series A preferred shares was paid to shareholders. Every Series A Preferred shareholder elected to convert to Common Stock. A total of 1,584,187 common shares were issued in the second quarter on conversion of all outstanding Series A Preferred shares. At September 30, 1999 there were no Series A Preferred shares outstanding.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

     In July 1999, the Company notified all Series B Preferred shareholders of its intent to redeem the Series B Preferred Shares at the $25 per share redemption price, unless the Series B Preferred shareholders elected to convert their Series B Preferred Shares to Common Stock prior to the redemption date set by the Company. A dividend for the pro rata period from Apri1 1, 1999 to the August 31, 1999 redemption date totaling 4,747 Series B preferred shares was paid to shareholders of record July 1, 1999. All Series B shareholders elected to convert and, as a result, 825,865 shares of common stock were issued in the third quarter of 1999. As of September 30, 1999 there were no Series B Preferred shares outstanding.

PRIVATE PLACEMENTS OF COMMON STOCK

     The Company has received gross proceeds of $26,574,000 from a series of private placements of 4,090,171 shares of common stock in 1999. The Company incurred approximately $1,308,000 of expenses related to these private placements.

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

     Employee stock option activity in 1999 is as follows:

                                                                                 NUMBER OF
                                                             WEIGHTED AVERAGE     OPTIONS
                                                              EXERCISE PRICE    OUTSTANDING
                                                             ----------------   -----------
Outstanding at December 31, 1998...........................       $3.46          1,671,000
  Granted..................................................        6.50          2,436,750
  Exercised................................................        2.88           (333,332)
  Canceled.................................................        4.64           (318,000)
                                                                  -----          ---------
Outstanding at September 30, 1999..........................       $5.55          3,456,418
                                                                  =====          =========
Options exercisable at September 30,1999...................       $3.95          1,214,751
                                                                  =====          =========

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

     Magellan Finance Corporation ("Magellan"), a stockholder, held an option to purchase up to 117,894 shares of the Company's common stock at $1.77 per share. This option was exercised on June 30, 1999.

     Warrants to purchase 62,500 common shares at $7.22 per share were issued to the purchasers of $2,500,000 of convertible subordinated debentures in January 1999. Another 85,000 and 42,500 warrants to purchase common stock at $5.00 and $7.50, respectively, were also issued in conjunction with the sale of the $2,500,000 convertible subordinated debentures in 1999. The Company issued 500,000 warrants to purchase

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES the Company's common stock at $6.00 per share to the shareholders of Brass Investment Co. as part of the acquisition consideration.

     Nonemployee stock option and warrant activity in 1999 is summarized as follows:

                                                             WEIGHTED AVERAGE     NUMBER
                                                              EXERCISE PRICE    OUTSTANDING
                                                             ----------------   -----------
Outstanding at December 31, 1998...........................  $           3.15      620,394
Issued.....................................................              6.04      915,000
Exercised..................................................              2.19     (402,894)
Canceled...................................................              6.00     (135,000)
                                                             ----------------    ---------
Outstanding at September 30, 1999..........................  $           5.81      997,500
                                                             ================    =========
Exercisable at September 30, 1999..........................  $           5.81      977,500
                                                             ================    =========

STOCK RESERVED

     At September 30, 1999, common stock was reserved for the following:

Shares contingently issuable to USPL and CEI shareholders
(see Note 5)................................................     55,000
Non employee stock options..................................    152,500
Employee stock options......................................  3,456,418
Shares contingently issuable under other earnout
  provisions................................................    175,500
Warrants....................................................    845,000
Convertible Debentures......................................  1,228,733
                                                              ---------
                                                              5,913,151
                                                              =========

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

     In addition to consolidating several plants, the plastic lumber division discontinued the labor intensive flow mold process and converted entirely to the more efficient continuous extrusion method of manufacturing plastic lumber. Flow mold equipment has been written down to its estimated resale value and the inventory of flow mold plastic lumber has been written down to its raw material value resulting in a flow mold restructuring and asset impairment charge totaling $2,785,000. The restructuring charge also included severance, lease termination, idle plant costs during the changeover and equipment relocation costs totaling $ 1,580,000 for plastic lumber and $765,000 for environmental recycling. The environmental recycling division also wrote-off $615,000 of obsolete equipment and site development costs.

     During the second and third quarters of 1999, the Company made payments approximating: $80,000 on abandoned leased space; $556,000 for severance and termination benefits; $133,000 for loss on termination of

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES contractual commitments; and $73,000 for relocation of equipment. The $1,171,589 remaining reserve for costs to be paid in future periods consists of the following items:

Estimated lease payments required before facilities are
sublet......................................................  $  223,760
Severance agreements and termination benefits...............     517,906
Estimated loss on termination of contractual commitments....      29,519
Costs to be incurred to relocate inefficient operations.....     400,404
                                                              ----------
          Total remaining restructuring reserve.............  $1,171,589
                                                              ==========

     As a result of the June 1999 merger with BET and the September 1999 mergers with Ecosource and Eureka, that were accounted for as poolings of interests, a $595,000 charge was recorded in the second quarter of 1999 and an $810,000 charge was recorded in the third quarter of 1999, respectively, for merger related costs.

5. COMMITMENT AND CONTINGENCIES

EARNOUT AGREEMENT

     The Company had previously reserved 4,609,386 shares for issuance pursuant to earnout provisions in the Agreement and Plan of Reorganization entered into by the Company on December 15, 1995 and subsequently in an Earn Out Rights Agreement dated October, 1997. The parties to the agreement specified that the shares would be paid to certain shareholders (Historical Shareholders), who held the common stock as of the date of the Agreement and Plan of Reorganization, when net sales or production of Earth Care Global Holdings, on a consolidated basis, meet or exceed 2.0 million pounds of plastic lumber per month for three consecutive months, subject to certain limitations contained in the Agreement.

     Certain questions arose with respect to the meaning of the production quotas set forth in these agreements and the Company appointed a committee of independent directors who selected independent counsel to review this matter. The independent committee has reported back to the Board of Directors. Thereupon, the Company sought to resolve the matter with the Historical Shareholders.

     As of November 4, 1999 the Company entered into Settlement Agreements with approximately 99% of the Historical Shareholders (representing 4,553,606 shares of the total 4,609,386 earn out shares) whereby each Historical Shareholder agreed to accept 15% of the original earnout shares. If the remaining 1% of the Historical Shareholders do not accept the settlement offer, the Company will continue to have exposure to issue approximately 55,000 additional earnout shares under the original formula.

     If 100% of the Historical Shareholders accept the Settlement Agreement the Company will issue 691,408 shares on or about January 5, 2000. The Company has included the $5,600,000 value of the shares to be issued in acquired intangibles and additional paid in capital on the balance sheet as of September 30, 1999. Starting in the fourth quarter of 1999, the $5,600,000 will be amortized over 17 years as additional cost of the merger of the Company with Clean Earth, Inc. in December 1996.

LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

6. LINE OF CREDIT

     In October 1998 the Company negotiated a five year line of credit for $30,000,000 with a division of Southern Pacific Bank. The draws on the line are collateralized by specific equipment and/or inventory and

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES eligible accounts receivable. The line bears interest at 1% over prime on inventory and receivable loans and 1.25% over prime on equipment loans. Loans secured by specific equipment are payable in in equal monthly installments over terms of four to seven years with the unpaid balance due in October, 2003. The total costs of obtaining the line aggregating approximately $1,255,000 are being amortized over the five year term of the agreement as interest expense. The total amount available under the line of credit at September 30, 1999 is approximately $8,440,000.

7. CONVERTIBLE SUBORDINATED DEBENTURES

     On December 22, 1998 the Company issued $4,000,000 and on January 27, 1999 the Company issued an additional $2,500,000 of 5% convertible debentures to the same debenture holders. The proceeds were used for acquisitions. The Company issued the debenture holders warrants to purchase 162,500 shares of common stock for $7.215 per share at any time before December 22, 2003.

     The debentures are convertible into common stock at the lower of $5.29 or 90% of the lowest trading price in the four days preceding the conversion date. The conversion price is adjustable downward if, in the one year period ending December 22, 1999, the Company issues convertible securities or common stock at a more favorable price than the debenture conversion price. The Company registered the shares underlying the debentures and is required to keep the registration statement effective until December 22, 2001. The debenture interest is payable 1.25% per quarter starting April 1, 1999.

     The debentures mature on December 22, 2003, however the debenture holders have the right to force the Company to redeem up to $1,000,000 of debentures at a 10% premium (i.e. $1,100,000 for $1,000,000 of debentures). The debenture holders can force the Company to issue up to $1,500,000 of debentures on the same terms at any time until December 22, 2001. The Company must issue additional warrants in the same proportion (2.5%) as any additional debentures are issued.

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

8. SEGMENT REPORTING

     The Company's operations are conducted through its plastic lumber division and its environmental recycling division. A $4,365,000 restructuring charge was recorded by the plastic lumber division and a $1,380,000 restructuring charge was recorded by the environmental recycling division in the first quarter of 1999. Merger costs totaling $595,000 and $810,000 were written off in the second and third quarters of 1999, respectively.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The operating results of the two segments, excluding the aforementioned non-recurring restructuring and merger charges, are as follows (in thousands):

                                                       THREE MONTHS           NINE MONTHS
                                                    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      1999       1998       1999       1998
                                                    --------   --------   --------   --------
Revenues:
  Environmental recycling.........................  $25,612    $ 9,717    $60,240    $33,212
  Plastic lumber..................................   14,014      6,402     38,587     15,478
                                                    -------    -------    -------    -------
          Total Revenues..........................  $39,626    $16,119    $98,827    $48,690
                                                    =======    =======    =======    =======
Operating Income (Loss) by Segment:
  Environmental recycling.........................  $ 4,074    $    96    $ 8,302    $ 2,271
  Plastic lumber..................................    2,646        346      6,054       (424)
  Corporate.......................................     (495)      (388)    (1,424)    (1,044)
                                                    -------    -------    -------    -------
          Total...................................  $ 6,225    $    54    $12,932    $   803
                                                    =======    =======    =======    =======
Depreciation and amortization:
  Environmental recycling.........................  $   499    $   269    $ 1,397    $   662
  Plastic lumber..................................      578        383      1,897        907
  Corporate.......................................       60         44        149        132
                                                    -------    -------    -------    -------
                                                    $ 1,137    $   696    $ 3,443    $ 1,701
                                                    =======    =======    =======    =======

     The identifiable assets of the respective segments is set forth below (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Identifiable assets:
  Environmental recycling...................................    $ 66,232        $34,754
  Plastic lumber............................................      78,982         24,208
  Corporate.................................................       7,214          2,469
                                                                --------        -------
                                                                $152,428        $61,431
                                                                ========        =======

     The capital expenditures of the respective segments is set forth below (in thousands):

                                                     THREE MONTHS           NINE MONTHS
                                                  ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                  -------------------   -------------------
                                                    1999       1998       1999       1998
                                                  --------    -------   --------    -------
Capital Expenditures:
  Environmental recycling.......................  $ 2,310     $1,466    $ 5,361     $4,298
  Plastic lumber................................    8,398        930     10,904      2,459
  Corporate.....................................       32          3        112          3
                                                  -------     ------    -------     ------
                                                  $10,740     $2,399    $16,377     $6,760
                                                  =======     ======    =======     ======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the three and nine month periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein.

BUSINESS

     The Company has two distinct business lines: manufacturing plastic lumber and environmental recycling. The plastic lumber division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities, made from 100% recycled high density polyethylene. The structural plastic lumber is manufactured under processes that are protected by patents.

     The environmental recycling division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. This division also operates four plants providing thermal desorption and bioremediation of soil brought to the plants by third parties as well as its affiliated environmental service companies.

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

ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED JUNE 30, 1999

     On April 1, 1999, the Company signed a Management Contract with Brigadoon Industries, Inc. ("Brigadoon"), taking over all responsibility for day-to-day management and financial control as of that date and entitling the Company to all net profits or losses after April 1, 1999. Brigadoon is a plastic recycling and manufacturing company located in Ocala, Florida. The Company finalized the transaction with Brigadoon on June 30, 1999, acquiring 100% of the stock of Brigadoon.

     On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("BET"), an environmental remediation and service company located in Somerville, New Jersey. The Company has accounted for the BET transaction as a pooling of interest. Accordingly all of the amounts in the financial statements, including shares outstanding and earnings per share, have been restated to include BET for all periods in 1998 and 1999. See Note 2 to the financial statements for the effect of the pooling with BET

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES on prior periods. A total of $595,000 of costs related to the BET merger was written off in the second quarter of 1999.

ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     On September 28, 1999, the Company acquired 100% of the stock of Eureka Plastics of California, Inc. ("Eureka"), and Ecosource Corporation ("Ecosource"), in unrelated transactions. Both of these companies recycle and process plastics in Southern California. The Company has accounted for both acquisitions as poolings of interests. Accordingly all of the amounts in the financial statements, including shares outstanding and earnings per share, have been restated to include Eureka and Ecosource for all periods presented in 1998 and 1999. See Note 2 to the financial statements for the effect on prior periods of pooling Eureka and Ecosource. A total of $ 810,000 of costs related to these mergers were written off in the third quarter of 1999.

NON-RECURRING RESTRUCTURING, EQUIPMENT AND INVENTORY REVALUATION CHARGES IN 1999

     In conjunction with the aforementioned significant acquisitions in each division in the first quarter of 1999, the Company restructured and consolidated its two operating divisions and facilities. A restructuring charge totaling $5,745,000 was recorded in the first quarter of 1999 including $4,365,000 by the plastic lumber division and $1,380,000 by the environmental recycling division.

     In addition to consolidating several plants, the Company discontinued the labor intensive flow mold process and converted entirely to a continuous extrusion method of manufacturing plastic lumber. This conversion resulted in a flow mold restructuring and asset impairment charge totaling $2,785,000. The restructuring charge also included severance, lease termination, idle plant costs during the changeover and equipment relocation costs totaling $ 1,580,000 for plastic lumber and $765,000 for environmental recycling. The environmental recycling division also wrote-off $615,000 of obsolete equipment and site development costs.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

       COMPARISON OF THE THIRD QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

     The following table sets forth revenue with percentages of total revenue, and sets forth costs of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue, for each of the Company's business segments for the periods indicated. The following amounts do not include the aforementioned non-recurring merger charges:

                                                          THIRD QUARTER ENDED SEPTEMBER 30,
                                                         ------------------------------------
                                                           1999       %       1998       %
                                                         --------   ------   -------   ------
                                                                (DOLLARS IN THOUSANDS)
Revenues:
  Plastic Lumber.......................................  $14,014     35.4    $6,402     39.7
  Environmental Recycling..............................   25,612     64.6     9,717     60.3
                                                         -------    -----    ------    -----
          Total revenues...............................   39,626    100.0    16,119    100.0
Cost of Sales and Services Performed:
  Plastic Lumber.......................................    8,640     61.7     4,182     65.3
  Environmental Recycling..............................   19,342     75.5     8,185     84.2
                                                         -------    -----    ------    -----
          Total cost of sales and services performed...   27,982     70.6    12,367     76.7
                                                         -------    -----    ------    -----
Gross profit (before depreciation):
  Plastic Lumber.......................................    5,374     38.3     2,220     34.7
  Environmental Recycling..............................    6,270     24.5     1,532     15.8
                                                         -------    -----    ------    -----
          Total gross profit (before depreciation).....   11,644     29.4     3,752     23.3
Depreciation:
  Plastic Lumber.......................................      481      3.4       292      4.6
  Environmental Recycling..............................      432      1.7       242      2.5
  Corporate............................................        7      0.0         3      0.0
Selling, General and Administrative:
  Plastic Lumber.......................................    2,150     15.3     1,491     23.3
  Environmental Recycling..............................    1,697      6.6     1,167     12.0
  Corporate............................................      435      1.1       344      2.1
Amortization:
  Plastic Lumber.......................................       97       .7        91      1.4
  Environmental Recycling..............................       67       .3        27      0.3
  Corporate............................................       53       .1        41      0.3
                                                         -------    -----    ------    -----
Operating Income (Loss) by Segment:
  Plastic Lumber.......................................    2,646     18.9       346      5.4
  Environmental Recycling..............................    4,074     15.9        96      1.0
  Corporate............................................     (495)    (1.2)     (388)    (2.4)
                                                         -------    -----    ------    -----
          Total Operating Income (Loss)................  $ 6,225     15.7    $   54       .3

CONSOLIDATED REVENUES AND OPERATING INCOME

     The Company recognized significant increases in both revenues and operating income in 1999 compared to 1998. Revenues increased 146% to $39,626,000 in 1999 from $16,119,000 in 1998. Although most of the increase was attributable to acquisitions in 1999, the business units owned or pooled in 1998 achieved a $10,257,000 or 64% growth in revenue from $16,119,000 in 1998 to $26,376,000 in
1999. Consolidated operating income increased by $ 6,171,000 to $6,225,000 from $54,000 in 1998. Approximately 52% of the increase in operating income came from business units owned or pooled in 1998 and 48% from companies purchased in 1999.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

REVENUES BY SEGMENT

     Plastic lumber division revenues increased 119% to $14,014,000 in 1999 compared to $6,402,000 in 1998 . All of the increase came from companies purchased in 1999.

     Environmental recycling division revenues increased $15,895,000, or 163%, to 25,612,000 for 1999 compared to $9,717,000 in the third quarter of 1998, which was restated to include $4,148,000 of BET revenues. Revenues at the business units in place in 1998 increased by $10,139,000, or 104%, including $3,533,000 from dredging work performed in the third quarter of 1999. The acquisitions of S&W and Brass contributed $5,756,000 of the increase in revenues the third quarter of 1999 over the comparable 1998 period.

GROSS PROFIT

     Consolidated gross profit before depreciation increased $7,892,000 or 210% to $11,644,000 for 1999 compared to $3,752,000 in 1998. Gross profit as a percent of revenues improved by 6 percentage points from 23% in 1998 to 29% in 1999. The improvement in gross profit was achieved on both existing and acquired businesses. Business units in both divisions continued to consolidate and eliminate duplicative operating expenses during 1999.

     Plastic lumber acquisitions in 1999 accounted for all of the $3,154,000 increase in plastic lumber division gross profit in 1999. Cost of sales (excluding depreciation) as a percent of plastic lumber revenues improved from 65% in 1998 to 62% in 1999. The improvement was primarily from acquisitions and eliminating flow mold processing in 1999.

     In the environmental recycling division, gross profit before depreciation at business units pooled or in place in 1998 increased by $4,152,000 or 271%, including $793,000 from dredging work performed in the third quarter of 1999. The acquisitions of S&W and Brass contributed $2,118,000 of the increase in gross profit for the third quarter of 1999. Environmental recycling division costs excluding depreciation improved as a percent of revenues, from 84% in 1998 to 76% in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     Consolidated SG&A expenses increased $1,028,000 to $4,282,000 in 1999 from $3,002,000 in 1998. As a percentage of consolidated revenues, SG&A expenses improved from 19% in 1998 to 11% in 1999 due to improvements in both divisions. The environmental recycling division's SG&A expenses improved from 12% of revenues in 1998 to 7% in 1999 and the plastic lumber division's SG&A expenses as a percent of sales improved from 23% to 15%. Corporate administrative expenses also improved to 1% of revenues in 1999 from 2% in 1998. The economies of scale of consolidating administrative functions, increased purchasing power with vendors and spreading fixed expenses over a larger revenue base as a result of the numerous acquisitions since September 30, 1998 continue to benefit the entire Company.

INTEREST EXPENSE

     Interest expense increased $973,000 to $1,353,000 in 1999 over the $380,000 in 1998, primarily due to additional borrowings to fund the S&W, Eaglebrook and Brass acquisitions early in 1999. Interest expense also includes $188,000 of amortization of deferred financing costs to obtain the credit agreement with affiliates through PNC bank, the new credit agreement form Southern Pacific Bank
(SPB) in October 1998 and the $6,500,000 of convertible debentures. Interest expense in the comparable 1998 quarter included $75,000 of similar amortization costs.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     Although interest expense increased as a result of debt service requirements assumed from businesses acquired during 1998 and 1999, most of the increase in interest expense is the result of the following additional borrowings:

     - A weighted average outstanding balance of $19,900,000 under the $30 million SPB credit facility for the third quarter of 1999;

     - Issuing $6,500,000 of convertible debentures in December 1998 and January 1999;

     - Issuing $4,000,000 of convertible debentures and a $3,000,000 capitalized lease to purchase Eaglebrook in January 1999;

     - Adding $4,100,000 of debt to affiliates in connection with the Eaglebrook purchase; and

     - Issuing other loans and capitalized leases secured by specific equipment.

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $383,000 or 71% to $920,000 in 1999 from $537,000 in 1998 reflecting the significant increase in plant and equipment primarily from acquisitions. Amortization expense increased $58,000 to $217,000 in 1999 from $159,000 in 1998 due to goodwill from the acquisitions completed after September 30, 1998.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

        COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The following table sets forth revenues with percentages of total revenues, and sets forth costs of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue, for each of the Company's business segments for the periods indicated. The following amounts do not include the aforementioned non-recurring restructuring, merger and inventory charges.

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------
                                                         1999       %      1998       %
                                                        -------   -----   -------   -----
                                                             (DOLLARS IN THOUSANDS)
Revenues:
  Plastic Lumber......................................  $38,587    39.0   $15,478    31.8
  Environmental Recycling.............................   60,240    61.0    33,212    68.2
                                                        -------   -----   -------   -----
          Total revenues..............................   98,827   100.0    48,690   100.0
Cost of Sales and Services Performed:
  Plastic Lumber......................................   24,049    62.3    11,425    73.8
  Environmental Recycling.............................   45,286    75.2    27,510    82.8
                                                        -------   -----   -------   -----
          Total cost of sales and services
            performed.................................   69,335    70.2    38,935    80.0
                                                        -------   -----   -------   -----
Gross profit (before depreciation):
  Plastic Lumber......................................   14,538    37.7     4,053    26.2
  Environmental Recycling.............................   14,954    24.8     5,702    17.2
                                                        -------   -----   -------   -----
          Total gross profit (before depreciation)....   29,492    29.8     9,755    20.0
Depreciation:
  Plastic Lumber......................................    1,574     4.1       727     4.7
  Environmental Recycling.............................    1,201     2.0       586     1.8
  Corporate...........................................       17     0.0         9     0.0
Selling, General and Administrative:
  Plastic Lumber......................................    6,587    17.1     3,570    23.1
  Environmental Recycling.............................    5,255     8.7     2,769     8.3
  Corporate...........................................    1,275     1.3       912     1.9
Amortization:
  Plastic Lumber......................................      323      .8       180     1.2
  Environmental Recycling.............................      196      .3        76     0.2
  Corporate...........................................      132      .1       123     0.3
                                                        -------   -----   -------   -----
Operating Income (Loss) by Segment:
  Plastic Lumber......................................    6,054    15.7      (424)   (2.7)
  Environmental Recycling.............................    8,302    13.8     2,271     6.8
  Corporate...........................................   (1,424)   (1.4)   (1,044)   (2.1)
                                                        -------   -----   -------   -----
          Total Operating Income......................  $12,932    13.1   $   803     1.6

CONSOLIDATED REVENUES AND OPERATING INCOME

     The Company recognized significant increases in both revenues and operating income for 1999 compared to 1998. Revenues increased 103% to $98,827,000 in 1999 from $48,690,000 in 1998. Approximately $15,702,000 of the increase resulted from internal growth and $34,435,000 of the increase was attributable to companies purchased in 1999. Consolidated operating income increased by $12,129,000 to $12,932,000 in 1999 compared to $803,000 in 1998. Approximately
$5,613,000 of the increase in operating income came from business units pooled or owned in 1998 and $6,516,000 came from businesses purchased in 1999. The

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Company expects to continue to realize significant efficiencies from the plant consolidations and restructuring undertaken in the first quarter of 1999.

REVENUES BY SEGMENT

     Plastic lumber division revenues increased 149% to $38,587,000 in 1999 compared to $15,475,000 in 1998. Approximately $4,425,000 or 20% of the $23,109,000 increase was from internal growth and $18,684,000 was attributable to plastic lumber companies purchased in 1999. Environmental recycling division revenues increased 81% to $60,240,000 in 1999 from $33,212,000 in 1998. The purchases of S&W and Brass contributed $15,752,000 of the increase in environmental recycling division revenues and internal growth contributed $11,277,000.

GROSS PROFIT

     Consolidated gross profit, excluding the restructuring charge and depreciation, increased $19,737,000 or 200% to $29,492,000 for 1999 as compared to $9,755,000 in 1998. The gross profit as a percent of revenue improved by 10 percentage points from 20% in 1998 to 30% in 1999. Approximately $7,129,000 of the increase in gross profit came from business units owned or pooled in 1998 and $12,608,000 of the increase was attributed to purchases of companies in both business segments in 1999.

     Plastic lumber acquisitions in 1999 accounted for $7,205,000 or 69% of the $10,485,000 increase in plastic lumber division's gross profit before depreciation and restructuring charges in 1999. Approximately $3,280,000 of the increase came from business units owned or pooled in 1998. Internal growth contributed approximately $3,850,000 of the $9,252,000 increase in gross profit in the environmental recycling division and $5,402,000 of the increase in gross profit came from the purchases of S&W and Brass.

     Gross profit, excluding the restructuring charge and depreciation, as a percent of plastic lumber revenues improved significantly from 26% in 1998 to 38% in 1999. The improvement was primarily from acquisitions, however, the increased mix of higher margin sales of specialty plastic lumber products to OEM's in 1999 also contributed.

     The environmental recycling division's gross profit margin also improved significantly from 17% of revenues in 1998 to 25% in 1999. The higher gross margins from the S&W acquisition and the start up of the CBC facility with a 45% gross profit margin, more than offset the lower gross profit margins on environmental construction contracts with governmental units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     Consolidated SG&A expenses increased $5,866,000 to $13,117,000 in 1999 from $7,251,000 in 1998. The plastic lumber division's SG&A expenses as a percent of sales improved by 6 percentage points, from 23% of sales to 17%. The environmental recycling division's SG&A expenses as a percent of revenues was essentially unchanged at 8% for both nine month periods. The Corporate administrative expense percent improved to 1.3% of revenues in 1999 from 1.9% in 1998. The economies of scale of consolidating administrative functions, increased purchasing power with vendors and spreading fixed expenses over a larger revenue base as a result of the numerous acquisitions in the past two years continue to benefit the entire Company.

INTEREST EXPENSE

     Interest expense increased $3,509,000 to $4,350,000 in 1999 over the $841,000 in 1998. $722,000 of the increase is the write-off of the entire discount assigned to the $6,500,000 convertible debentures proceeds in December 1998 and January 1999. Pursuant to SEC rules, $722,000 was assigned to the favorable conversion feature of the debentures (see note 7 to the consolidated financial statements). The $722,000 is included in interest expense in the first quarter of 1999. There was no similar charge in 1998.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     Interest expense also includes $532,000 of amortization of deferred financing costs: to increase the line of credit at PNC Bank in February 1998; to obtain the new credit agreement form Southern Pacific Bank (SPB) in October 1998; and to sell the convertible debentures. Interest expense for the comparable 1998 period included only $193,000 of similar amortization expense.

     Most of the increase in interest expense is the result of the following additional borrowings:

     - A weighted average outstanding balance of $18,145,000 under the $30 million SPB credit facility in the first nine months of 1999;

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

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $1,470,000 or 111% to $2,792,000 in 1999 compared to $1,322,000 in 1998, reflecting the significant increase in plant and equipment from both acquisitions and continued capital investments. Amortization expense increased $272,000 to $651,000 in 1999 from $379,000 in 1998 due to goodwill from the numerous acquisitions completed during 1998 and 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $5,850,000 at September 30, 1999, an increase of $2,817,000 from the $3,033,000 at December 31, 1998. Cash provided by operating activities was $531,000 in the nine months ended September 30, 1999. The significant increase in revenues during the first three quarters of 1999 resulted in a much greater increase in accounts receivable than the increase in accounts payable.

     Cash used in investing activities was entirely for acquisitions and purchases of equipment. The environmental recycling division made capital expenditures in 1999 for plant and equipment totaling $5,361,000. The plastic lumber division made plant and equipment purchases totaling $10,904,000 primarily to expand capacity at three of the manufacturing facilities and to convert the Tennessee facility from flow mold of plastic lumber to extrusion of the patented structural lumber. The Company also used a total of $14,592,000 of cash as part of the consideration to acquire companies with property, plant & equipment valued at $44,605,000.

     Cash provided by financing activities included $14,754,000 of net additional bank and equipment financings, $2,500,000 of net proceeds from the issuance of additional 5% convertible subordinated debentures (see Note 7 of the Notes to Consolidated Financial Statements) and $4,500,000 net proceeds from loans from affiliates. In addition, the Company assumed $13,658,000 of debt owed by acquired companies and incurred $4,800,000 of additional debt to make the acquisitions.

     Proceeds from new bank and capital lease borrowings included $11,976,000 under the new credit facility with a division of Southern Pacific Bank ("SPB"), a $1,200,000 real estate loan on the Brass property, $705,000 of insurance premium financing and $873,000 of equipment loans and capital leases. The $1,255,000 of costs incurred in 1998 and 1999 to obtain the SPB credit agreement is being amortized over the agreement's 5 year term. The $5,300,000 of the proceeds of the SPB loans were used to pay off debt assumed on

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES acquisitions and the remaining $6,665,000 was used to purchase equipment and to make scheduled payments on term loans and capital leases.

     Equity financing in 1999 consisted of several private placements generating a total of $26,574,000. The Company also received $1,833,000 from the exercise of stock options granted in prior years. The Company incurred $1,308,000 of costs related to stock issuances in 1999. The net proceeds of the equity financings were used to make acquisitions, to purchase equipment and to pay off $4,000,000 of debt issued to acquire Eaglebrook.

     Equity financings in 1998 included $2,304,000 of proceeds from the exercise of common stock warrants issued in prior years and $4,431,420 from a Private Placement of 211,020 shares of Series B Preferred Stock for $21 per share. The Series B Preferred Stock carries a cumulative 10% stock dividend and each preferred share was convertible into seven common shares. All of the Series B Preferred stock was converted into common shares in 1999. The Company incurred expenses totaling $484,000 to register the common stock underlying the warrants and the convertible preferred stock in 1998.

     The company has committed to purchase approximately $13,700,000 of plastic lumber extruders and related processing equipment. The Company is negotiating financing to be collateralized by the extruders and processing equipment. Although, there are no other material commitments for capital expenditures, the Company also anticipates requiring an additional $4,000,000 to expand its plastic lumber manufacturing facilities in Chicago and California. The Company will also require additional working capital for the dredging opportunities being pursued by the Company and approximately $2,000,000 to purchase equipment for the environmental recycling operations.

     On July 29, 1999, the Company filed a "shelf registration" statement on Form S-4 with the Securities and Exchange Commission to issue up to a total of 10,000,000 common shares. The Company wants to have the ability to issue registered shares for acquisitions, for potential equity sales to accredited investors and/or for other corporate purposes.

                                  SEASONALITY

     The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast and Central Atlantic states where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months. The Company has taken steps to even out the sales stream by adding business units with sales of specialty plastic lumber to OEM's (Cycle-Masters in 1998) and to the packaging industry (Eaglebrook Products and Brigadoon in 1999) and sales of recycled plastic resins to industrial users (Eaglebrook Plastics, Ecosource and Eureka in 1999). Adding soil remediation facilities to treat utility company coal tars and beneficially reuse dredge materials should also reduce the aforementioned affects of the winter season.

                                YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company's accounting software is year 2000 compliant at all subsidiaries. The Company has conducted an internal audit of its non-information technology systems (e.g. manufacturing equipment imbedded computer systems) and its major customers and vendors to determine what issues, if any, exist. The Company has evaluated the scope of issues, related costs, and available remedies to insure the Company's

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES non-information technology systems and those of its major customers and vendors continue to meet its internal needs. Anticipated costs for system and software modifications, if any, will be expensed as incurred.

     Based on its review, the Company does not anticipate a material financial impact as a result of the Year 2000 Issue nor does it anticipate any material financial expenditures to remedy the Year 2000 date change within its own software. The Company anticipates spending approximately $250,000 to remedy Year 2000 issues during 1999. An audit of Year 2000 compliance is conducted as part of the due diligence performed prior to each significant acquisition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Issuances of common shares during the three months ended September 30, 1999 are listed in the following paragraphs.

     659,232 shares of Common Stock were issued as a result of acquisitions.

     548,333 shares of Common Stock were issued as a result of the exercise of stock options.

     525,000 shares of Common Stock were reserved as a result of issuances of additional stock options.

     661,732 shares are being reserved for issuance to the Historical Shareholders pursuant to the Settlement Agreements discussed in Note 5 of the Consolidated Financial Statements.

     2,135,000 shares of Common Stock were issued as a result of a private placement in August 1999 to raise equity for the Company.

     825,865 shares of Common Stock were issued as a result of the conversion of Series B Preferred Stock and the payment of a final dividend thereon during July and August 1999.

     The Common Stock underlying the stock options was previously registered with the SEC. Some of the stock issued as a result of the acquisitions was previously registered on a Form 4 filed with the SEC that was declared effective on September 3, 1999. The Common Stock issued pursuant to the August 1999 private placement has been registered through the filing of a Form S-3A that was deemed effective by the SEC on October 18, 1999.

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

     The cash proceeds from the private placements were used primarily to make acquisitions, pay down debt and for working capital. All cash proceeds from the exercise of stock options have been used for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule for the nine months ended September 30,
         1999

     (b) Reports on Form 8-K

         Historical Shareholders' Settlement

         1998 Restatement of Financial Statements to include pro forma results with Barbella Environmental Technology, Inc.

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

Date: November 12, 1999