Form 10KSB
period 1999-12-31
U S PLASTIC LUMBER CORP
filed 2000-03-30
CIK 1014851

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-KSB

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23855

                           U.S. PLASTIC LUMBER CORP.
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

                              TITLE OF EACH CLASS
                         Common Stock, Par Value $.0001

     Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year was $138,544,512.

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 29, 2000 based on the average bid and asked price on such date, of $8.00 per share, was $186,194,520.

     The number of shares outstanding of the registrant's common stock as of February 29, 2000 is 32,819,080.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PART III -- Portions of the Registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year. Certain exhibits are incorporated by reference to the Registrants' Registration Statement on Form SB-2 and amendments thereto filed with the Securities and Exchange Commission on February 11, 1998 and July 22, 1998, respectively.

     Transitional Small Business Disclosure Format (check one): Yes [ ]     No
[X]

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     U.S. Plastic Lumber Corp. (the "Company"), a Nevada Corporation incorporated in June, 1992, is a manufacturer and marketer of recycled plastic lumber products and a provider of environmental recycling services. In March 1996, when the Company acquired Earth Care Global Holdings, Inc. ("Earth Care") as a wholly owned subsidiary, through the acquisition of all the issued and outstanding stock of Earth Care in a stock for stock exchange (the "Acquisition") it changed its name from Educational Storybooks International, Inc. to U.S. Plastic Lumber Corp.

     The Company has two distinct business lines, the plastic division and the environmental recycling division. The plastic division operates through U.S. Plastic Lumber Ltd., manufactures structural and non-structural plastic lumber and fabricates a variety of accessory products, such as park and site amenities, made from 100% recycled high density polyetheylene. The Company also manufactures a composite product made from plastic and wood fiber in addition to plastic sheet products, cornerboards and other items for the packaging industry. U.S. Plastic Lumber Ltd. has one wholly owned subsidiary, The Eaglebrook Group, Inc.("EGI"). EGI operates the Chicago plastic recycling and manufacturing operations of the Company. The second division, Clean Earth, Inc., provides environmental recycling services including fixed based plants providing thermal desorption and bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services.

     Within the plastic division, the Company owns and operates a total of ten manufacturing, processing, recycling and fabrication facilities throughout the U.S. The primary product produced in six of these plants is plastic lumber profiles made from recycled plastic waste. Recycled plastic lumber is manufactured in a variety of colors, profiles and shapes including standard lumber dimensions and many custom engineered profiles and shapes. Two of the plants are recycled plastic processing facilities, which include washing, grinding and pelletizing of post consumer and post industrial plastic waste. Some of the product from these facilities are used as raw material for the manufacturing plants owned and operated by the Company. Two of the six manufacturing plants also include recycled plastic processing operations. Two plants are manufacturers of plastic slip sheets and tier sheets for use in industrial packaging. Plastic lumber's principal intended use is as an environmentally friendly and non-toxic alternative to pressure treated lumber and rain forest hardwoods, which is suitable for and provides superior performance in most outdoor applications.

     Within the environmental operations, the Company operates five facilities. Two of the plants treat and recycle soil that has been contaminated with petroleum hydrocarbons and similar compounds through a process known as thermal desorption. The Company's third plant treats and recycles soil through a process, which is bio-organic in nature. The fourth plant treats and recycles soil through a mixture and dilution process. Finally, the Company has a plant that recycles oils, solvents and heavy metal contaminated waste.

     The Company's plastic lumber operation manufactures plastic lumber from recycled waste plastic, and plastic composite lumber with additives including wood and fiberglass, to produce a high quality, long lasting alternative to pressure treated lumber. Plastic lumber provides superior performance in outdoor uses and is suitable for most nonstructural and structural applications. The Company has a license to use a patented technology and also owns two patents to manufacture structural plastic lumber. By producing a high quality recycled plastic lumber product, the Company believes that it conserves natural resources by reducing the need for lumber products made from wood and at the same time reduces the amount of plastic waste going into landfills while providing a longer lasting, useful product. The Company's plastic lumber products are intended as an excellent replacement for pressure treated lumber, which is treated with toxic chemicals to retard decay and insect infestation. Plastic lumber is not subject to decay or insect infestation and so will outlast wood, especially in applications exposed to moisture. Recycled plastic lumber is environmentally friendly because it eliminates potential pollution from leaching of such toxic chemicals into the environment.

     Clean Earth, Inc. operates plants in New Castle, Delaware, Philadelphia, Pennsylvania, Carteret, New Jersey, Hagerstown, Maryland and Kearny, New Jersey. It also owns two environmental construction companies: Integrated Technical Services, Inc. (ITS), in Winslow, New Jersey and Barbella Environmental Technologies, Inc. in Somerville, New Jersey. Clean Earth, Inc. also owns Consolidated Technologies, Inc. (CTI) which provides beneficial re-use of dredge materials and upland re-use of dredge materials to reclaim strip mines and brownfields properties .

     The Company's environmental division offers environmental recycling services and operates several subsidiaries. Clean Earth of New Castle, Inc.
(CENC) and Soil Remediation of Philadelphia, Inc.(SRP) operate low temperature thermal desorption treatment plants that ensures that contaminated soil is treated in accordance with local, state and federal regulations. This thermal treatment process removes petroleum hydrocarbons from the soil and has been recognized by federal and state agencies (including Delaware, New Jersey, New York, Maryland and Pennsylvania) as a cost effective technology. Contaminated solids, soils and construction debris are recycled and reused in construction and industrial applications. The Company's recycling center in New Castle, Delaware is in a prime location for servicing the Northeast and Mid-Atlantic regions, where extensive remodeling and rebuilding of infrastructure and abandoned industrial property is ongoing. This division also operates Carteret Biocycle Corp., (CBC) a bioremediation plant located in Carteret, NJ, which also removes petroleum hydrocarbons from soil. The plant is similar to the CENC facility except that its process involves bio-organic destruction of petroleum hydrocarbons whereas the CENC facility uses low temperature thermal desorption to remove petroleum hydrocarbons from the soil. The Clean Earth, Inc. division also has a subsidiary, Clean Rock Industries, Inc. located in Hagerstown, Maryland that provides soil recycling services in the Maryland/Washington D.C. region. The Clean Earth, Inc. division also has a subsidiary, S & W Waste, Inc., which is involved in the recycling and beneficial re-use of industrial wastes. The plant is a permitted RCRA facility. The remaining environmental recycling subsidiaries, Integrated Technical Services, Inc., Barbella Environmental Technologies, Inc. and Consolidated Technologies, Inc., are involved in beneficial re-use of waste products, upland re-use of dredge materials in strip mines and brownfields properties, environmental construction services, and on-site recycling services.

FORWARD LOOKING STATEMENTS

     When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, exposure on providing extended warranties on products, demand for products and services of the Company, access to capital, dilution, expertise, newly developing technologies, loss of permits, conflicts of interest and related party transactions, regulatory matters, protection of technology, environmental concerns, ability to implement the Company's growth strategy, seasonality, operating hazards and insurance coverage, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the effects of competition and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSEQUENT EVENTS

     On February 2, 2000 the Company issued an additional $7,500,000 of 5% Convertible Subordinated debentures to the holder of 61.54% of the debentures outstanding at December 31, 1999. In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09125. The Company has filed a Registration statement with the SEC to register the shares underlying the debenture and warrant agreements. The proceeds were used for working capital purposes. On March 1,

2000 this same debenture holder converted all $4,000,000 of its debentures and unpaid interest from December 31, 1999 to March 1, 2000 into 762,462 shares of common stock. See "Management Discussion and Analysis."

     On February 10, 2000, the Company acquired the assets of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip sheets and tier sheets used in the packaging and transportation industries for 300,000 shares of the common stock of the Company. Baron operated two facilities, Denver, CO and Reidsville, NC. Both plants manufacture products for industrial use, specifically involving tier sheets and slip sheets used in handling freight. The Company manufactures similar products in its Chicago facility. The combination of the Company's production in these product lines and the acquired assets of Baron's provides the Company with a significant market position for these products in the United States.

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

     In December 1996, the Company completed a reverse triangular merger with Clean Earth, Inc. ("Clean Earth"). Clean Earth has been in operation since 1991, and has treated over 600,000 tons of soil and construction debris that was contaminated with petroleum hydrocarbon wastes, such as fuels, lubricating oils, tars and gasoline. Clean Earth, Inc. now operates all of the environmental subsidiaries of the Company. See "Certain Transactions" for additional information.

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

     In June 1997, the Company formed Carteret Biocycle Corp. ("CBC") as a wholly owned subsidiary of Clean Earth, Inc. CBC has an 80,000 square foot soil recycling facility, on a 5-acre leased parcel in Carteret, New Jersey. This facility recycles contaminated soils utilizing a bio-organic technology of removing contaminants. The plant has the capacity to process approximately 320,000 tons of contaminated soil annually. This is an estimate of the plant's potential capacity and there can be no assurances that these results may be achieved or that the plant will operate at full capacity year round. CBC has entered into a 30 year ground lease with two additional ten year options at a rental cost of $210,000 per year for the initial 30 year term. CBC simultaneously entered into a License and Operating Agreement with S D & G Aggregates, Inc., which holds a license to operate a recycling operation on the leased premises. CBC also has a right of first refusal to lease an adjacent 17 acre parcel for potential dredge transfer operations in conjunction with CTI's dredging operations.

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

     In February and June 1998, the Company acquired an additional interest in Consolidated Technologies, Inc. ("CTI") having previously been a 25% minority stockholder as of November, 1997. The Company now owns 100% interest in CTI. CTI was a start-up company at the time of the initial investment by the Company, but it had the only permit with the Commonwealth of Pennsylvania to allow it to dispose of dredge materials mixed with municipal ash to create a grout like substance used in the reclamation of strip mines. CTI's permits will enable the Company to bid on dredge projects within reasonable transportation distance from the strip mine locations in Pennsylvania. See "Certain Transactions" and "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In March 1998, the Company acquired substantially all of the assets of Chesapeake Recycled Lumber, Inc. The Company formed Chesapeake Plastic Lumber, Inc. ("CPL") as a wholly-owned subsidiary of U.S. Plastic Lumber Ltd. to own and operate these assets. The assets primarily consist of plastic lumber manufacturing equipment and an existing customer base. CPL provides the Company with additional plant capacity and a regional manufacturing plant located in the Mid-Atlantic market. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In May 1998, the Company acquired Cycle-Masters, Inc. ("CMI"), which owns and operates a plastic lumber manufacturing facility in Sweetser, Indiana. CMI provides the Company with additional manufacturing capacity and institutional sales for our plastic lumber division. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In June 1998, the Company acquired GeoCore, Inc. ("GCI"), which operates an environmental services company in New Jersey. GCI provides the Company with additional remediation services to offer its customer base, including tank cleaning and remediation services. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

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

     In January 1999, the Company acquired Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc. which own and operate a plastic lumber manufacturing facility in Chicago, Illinois. These two companies were subsequently merged into The Eaglebrook Group, Inc., a wholly owned subsidiary of U.S. Plastic Lumber Ltd. Eaglebrook provides the Company with substantial additional manufacturing capacity, entry into the composite deck market and packaging products for industry. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In March 1999, the Company acquired Brass Investments, Inc., a holding company that had two wholly owned subsidiaries, Soil Remediation of Philadelphia, Inc.("SRP") and Allied Waste Services, Inc.("AWS"). SRP operates a soil remediation facility in Philadelphia, PA similar to the Company's soil remediation facility in New Castle, DE. AWS provides environmental services. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In June 1999, the Company acquired Brigadoon Industries, Inc., which operates a packaging product manufacturing facility in Ocala, Florida. Brigadoon provides the Company with additional manufacturing capacity on most of the product lines of the Company and includes the bulk of sales in our packaging division, a substantial portion of which are international. Brigadoon was merged into U.S. Plastic Lumber Ltd. at the time of sale. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information. Additionally, the Company acquired a facility consisting of approximately 140,000 sq. ft. located on approximately 37 acres in Ocala, Florida. The Company uses this facility as its southeastern hub manufacturing and recycling facility.

     In June 1999, the Company acquired Barbella Environmental Technologies, Inc. Barbella is engaged in environmental construction and clean up of contaminated industrial sites primarily involving water and soils similar to the operations of ITS. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In September 1999, the Company acquired Eureka Plastics, Inc., which recycles and processes film plastics in Southern California. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In September 1999, the Company acquired Ecosource Plastics, Inc., which recycles and processes plastics in Southern California. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In December 1999, the Company acquired Clean Rock Industries, Inc. and Clean Rock Properties, Ltd., a company that recycles and provides recycling services and disposal of contaminated soils. Clean Rock Properties, Ltd. is a holding company for the real estate at which the Clean Rock operation is located and functions. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

     In February 2000, the Company acquired the assets of Baron Enterprises, Inc., a company that produces tier sheets and slip sheets manufactured from recycled plastic for industrial use. This product line is the same as that manufactured by the Company in its Chicago plant. See "Recent Sales of Unregistered Securities for the Last Three Years" for additional information.

CORPORATE STRUCTURE

     The Company is a holding company for the Company's wholly-owned subsidiaries: (i) U.S. Plastic Lumber Ltd., a Delaware corporation, which has been formed to act as a holding company for all operating recycled plastic lumber subsidiaries, (ii) Clean Earth, Inc., a Delaware corporation, is the holding company which owns all operating environmental recycling subsidiaries, and (iii) U.S. Plastic Lumber Finance Corporation, a Delaware holding company established to provide financing to the subsidiaries of the Company. The following is a list of the Company's indirect subsidiaries:

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

         U.S. PLASTIC LUMBER LTD. SUBSIDIARY:
         The Eaglebrook Group, Inc., a Delaware corporation

         CLEAN EARTH, INC. SUBSIDIARIES:
         Advanced Remediation of Delaware, Inc., a Delaware corporation Allied Waste Services, Inc., a Delaware corporation
         Barbella Environmental Technologies, Inc., a New Jersey corporation Carteret Biocycle Corporation, a Delaware corporation
         Clean Earth of New Castle, Inc., a Delaware corporation
         Clean Rock Industries, Inc., a Maryland corporation
         Clean Rock Properties, Ltd., a Maryland corporation
         Consolidated Technologies, Inc., a Pennsylvania corporation Integrated Technical Services, Inc. a Delaware corporation
         S & W Waste, Inc., a New Jersey corporation
         Soil Remediation of Philadelphia, Inc., a Delaware corporation

         U.S. PLASTIC LUMBER FINANCE CORPORATION SUBSIDIARY:
         U.S. Plastic Lumber IP Corporation, a Delaware corporation

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

The Company also manufactures a composite lumber product consisting of plastic and wood fiber. The products of the Company are primarily manufactured for the building products industry, custom commercial and industrial uses, and the packaging/shipping industry. The products manufactured by the Company are a non-toxic material that is an environmentally friendly alternative to pressure treated lumber and rare woods and provides superior performance for most nonstructural, outdoor applications where traditional wood is subject to moisture damage and rotting. The Company also produces structural plastic lumber manufactured from a patented process. The Company believes its products offer these unique advantages:

     - Environmentally friendly and non-toxic

     - Virtually maintenance free

     - Saves trees and reduces use of exotic rain forest hardwoods

     - Can be worked with conventional tools

     - Aesthetically pleasing wood-like textured surface

     - Splinter proof -- never rots

     - Not affected by termites, ants or other wood borers

     - Not affected by moisture

     - No splitting, cracking or chipping

     - Holds nails and screws 40% better than wood

     - No toxic leaching into soil or groundwater

     - Most graffiti easily washes off

     Products built with the Company's recycled plastic lumber have the appearance of freshly stained or painted wood but the longevity and maintenance-free qualities of plastic. Recycled plastic products are an ideal replacement for wood, metal and concrete in numerous applications, including most non-structural exterior functions. Some of the potential applications are:

     - Decking systems and platforms, including supporting structures and railings, for residential and commercial projects.

     - Packaging products such as cornerboards used in shipping produce worldwide or slip sheets used in material handling applications.

     - Commercial, municipal and residential applications such as park benches, picnic tables, trash receptacles, stadium seats, planters, landscaping ties and similar other uses.

     - Trailer, farm equipment and railroad box car flooring.

     - Industrial applications such as pallets, walkways in chemical plants, catwalks on factory roofs, coil cradles and other specialized applications.

     - Sanitary animal pen flooring.

     - Railroad ties.

     - Sea pilings and marine bulkheads.

     - OEM custom profiles.

     Distribution of the products varies by the type of product. OEM, transportation and packaging products are sold directly to end-users. Our decking and railing systems are primarily distributed through a two-step distribution process, whereby the Company sells to a building supply company who, in turn, distributes to mass merchants, lumber yards, and others. For products that we fabricate, such as park benches, trash receptacles and other such products, they are primarily distributed directly to end-users or in response to government bidding.

  Manufacturing and Recycling Facilities

     The Chicago, Illinois manufacturing facility (approximately 260,000 sq. ft.) operates eleven extruders that utilize a vacuum calibration continuous flow forming manufacturing line. This process allows for the manufacture of many special profiles, in any length, that are not able to be produced with conventional roll forming or closed mold systems. This facility also provides processing of post consumer and post industrial plastics utilized by the Company as raw material. This facility is the headquarters to all of the plastic lumber operations of the Company. One of the specialty products developed at this facility is "Smart Deck"(R), a composite product, consisting of plastic and wood, used for decks in commercial and residential applications. The Smart Deck(R) product line was developed to compete directly with several manufacturers of composite deck product throughout the country. In addition, a 100% plastic slip sheet product, DuraPack(R), is manufactured at this facility to service the packaging industry. The Company intends to expand its production capacity at this facility to include up to an additional 13 extruders during the current year.

     The Ocala, Florida manufacturing facility currently operates four extruders utilizing continuous flow production. It produces product for the packaging division for the Company primarily consisting of corner board for the produce shipping industry worldwide. The facility consists of approximately 140,000 sq.ft. on 37 acres of land. The Company has recently installed four additional extruders in this facility to manufacture the Company's "Smart Deck"(R) product line. These lines are under varying stages of start-up and should begin to be fully operational by the end of the first quarter of 2000. The Company currently intends to increase production capacity in this facility by adding four additional extruders to service the "Carefree Decking Systems"(R) product line and an additional two lines for "Smart Deck"(R). This facility also provides processing of post consumer and post industrial plastics utilized by the Company as raw material.

     The Green Bay, Wisconsin manufacturing facility (approximately 36,000 sq. ft.) operates seven extruders that utilize a vacuum calibration continuous flow forming process. This process allows for the manufacture of many special profiles, in any length, that are not able to be produced with conventional roll forming or closed mold systems. The facility specializes in the manufacture of the Company's "Carefree Decking Systems"(R), a specialty product used for decks and rail systems in commercial and residential applications.

     The Sweetser, Indiana manufacturing facility currently has five extruders utilizing continuous flow production and is approximately 15,600 sq.ft. It produces lumber product primarily for industrial and commercial customers. The product in this facility is often customized to meet the specifications of an OEM manufacturer. The Company currently intends to increase production capacity in this facility by adding an additional extruder.

     The Denton, Maryland manufacturing facility currently has eight extruders utilizing continuous flow production. It produces lumber product similar to that of the Green Bay facility and focuses on production of the Company's "Carefree Decking Systems"(R). The plant contains 80,000 square feet. The Company currently intends to increase production capacity in this facility by adding an additional four extruders.

     The Trenton, Tennessee manufacturing facility currently has one continuous flow extruder and is expanding the facility with one more extruder. It is approximately 90,000 sq. ft. The focus of the production in Tennessee is large dimensional plastic lumber, such as structural lumber, engineered products such as marine piling cores, retaining wall timbers and prototype products including the railroad crosstie, highway guardrail posts, and highway spacer blocks. This facility also produces plastic in assorted specialty shapes such as bench ends and table legs produced in a mold rather than an extruder.

     The Fontana, California facility is the Company's newest operation and consists of approximately 136,000 sq. ft. The Company currently intends to make the Fontana facility a regional hub similar to the Company's Chicago and Ocala plants. The Company has two operations near the Fontana plant, located in Chino and Vernon California, that process post consumer and post industrial plastics utilized by the Company as raw material. These facilities will provide the raw material for the manufacturing operations to be built in the

Fontana location. The Company intends to install up to 15 new extruders in the Fontana plant to manufacture "Carefree Decking Systems"(R), "Smart Deck"(R), and the Company's packaging products, including but not limited to cornerboard and slip sheets.

     During 1999, the fabrication facility in Guasti, CA housed the assembly process that fabricates most of the value added products sold by the Company such as picnic tables, park benches and trash receptacles. A regional sales office is also maintained at these locations. The Guasti facility has been moved in the first quarter of 2000 to its new location within the Fontana, California plant. The Chicago facility also provides fabrication of value added products on behalf of the Company.

     The Company's manufacturing process involves proprietary technologies and specialized manufacturing equipment that was custom built or modified to the Company's specifications. The manufacturing process utilizes granulated and/or densified recycled plastic, which in certain cases, contains additives formulated for desired end use characteristics of the product. A key advantage of the process is the ability to utilize recycled plastic waste to create a consistent material that can be extruded into a desired shape. While the end product maintains many of the desirable properties of traditional wood materials, it also has superior characteristics such as moisture resistance, which give it an advantage over wood for many applications.

     The primary product of the Company's manufacturing process is plastic lumber in various sizes ranging from 3/8" x 1", to 10" diameter profiles in various lengths. The Company also markets and sells various engineered or value added products for specific applications, in which the plastic lumber is used to make the finished product.

     The manufacturing process primarily uses 100% recycled plastic raw material and consists of three stages. First, the recycled plastic materials received at the plant are identified and categorized by resin type. These materials are processed through a series of grinding, densifying and other operations to a consistent particle size. The ground plastic resins are then blended with other ingredients such as colorant and UV stabilizers to prepare specific mixes for the products being produced by the plant. Second, the plastics are heated, mixed and compounded into a thick molten composite which is extruded through either closed mold, roll forming or vacuum calibration finishing lines into specified shapes or profiles using equipment specifically designed for processing recycled materials. Finally, the extruded products are cooled in a downstream process, and the resulting profiles are inspected and cut to specific lengths. The product is then ready to be packaged for shipping. The Company utilizes only recycled polyethylenes and does not use plastics with PVC, toxic chemicals, insecticide or paint residues. The Company does use other composite material for manufacturing its structural lumber product line and its Smart Deck(R) line of products. The Company's manufacturing process produces no harmful environmental by-products or hazardous waste.

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

  Research and Development

     Extensive testing of recycled plastic lumber has been performed for the past several years at Rutgers University's Center for Plastics Recycling Research, Louisiana State University and other research facilities. The Company has been an active participant along with others in the research and development process, and the Company has spent in excess of $2,000,000 developing new products. Since its formation, the Company has also devoted significant efforts on its own, testing and refining its manufacturing processes, molds and recipes to improve its finished products.

     In May, 1996, after a long period of research and development with the Company, Rutgers University was granted U.S. Patent Protection for its recycled plastic composite railroad cross tie and its related manufacturing technology. These patents are held by Rutgers University, with the Company being the exclusive worldwide licensee for the manufacturing and sale of this and related products pursuant to an agreement the Company has with Rutgers University.

     The Company is also the owner of two patents purchased in June 1998 with the assets of Polymerix and Trimax providing the Company with the technology and process to manufacture a structural plastic lumber product. The Company continues to evaluate its patents to determine if improvements can be made providing the Company with additional protection from its competitors.

     A group of plastic lumber manufacturers founded the Plastic Lumber Trade Association (PLTA) to promote the benefits of plastic lumber and create proper testing standards. PLTA holds committee meetings three times a year in conjunction with the American Society of Testing & Materials (ASTM). Complete ASTM standards are being established for plastic lumber and preliminary test results are now available from the following institutions:

     - Rutgers University's Center for Plastics Recycling Research

     - University of Massachusetts at Lowell, Dept. of Engineering

     - Batelle, Engineering Mechanics Dept.

     - US Army Corps of Engineers Research Laboratories

     Several ASTM standards have been developed and approved for plastic lumber as of July of 1997. Many more are under consideration. This will greatly expand the potential users who are required to meet specifications and standards known to the wood industry

     The Company is the only manufacturer of 100% recycled plastic lumber that has received a successful evaluation report from BOCA Evaluation Services, Inc., ("BOCA") indicating compliance of the Company's Carefree Decking(R) and Carefree(R) Guardrail System with national building code requirements. BOCA is a national testing organization that evaluates building products through independent testing by qualified third party laboratories and determines compliance with national building code standards.

PROPRIETARY TECHNOLOGY

     The Company is generally of the belief that maintaining state of the art technology in its recipes, molds and manufacturing processes and maintaining the proprietary nature of that technology through trade secrecy is more important to maintaining a competitive position in the industry than seeking any legal protections that patents may provide. However, the Company owns two patents on its structural lumber product and has an exclusive worldwide license on the Rutgers patent. The two patents were purchased as part of the Polymerix/Trimax asset acquisition through the bankruptcy court. The first Trimax patent expires on July 9, 2008 and the second patent expires on May 18, 2010. The Company has a patent application pending for process and composition relating to the manufacture of wood fiber and polymer composite. The Company believes these patents are important to provide it with a competitive position in the market.

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

     The Company has several registered trademarks and several more currently pending application for registration. The registered trademarks of the Company are as follows: Carefree Decking System(R), Smartdeck(R), Clean Earth(R), Integrated Technical Services(R), Recyclemaid(R), Cyclewood(R)(in Japan only), Trimax(R), Durawood(R), Durapack(R), RecycleDesign(R), Global Garden(R), SmartTrim(R), Duratie(R), CrushGuard(R), GripGuard(R) and Cyclewood(R). The Company takes an aggressive attitude toward the protection of its proprietary technology.

COMPETITION AND BARRIERS TO ENTRY

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

     There are several competitors that manufacture a composite product that consists of a mixture of wood and plastic. TREX(R), TimberTech and AERT are competitors of the Company using a plastic composite material made with sawdust used to manufacture primarily deckboard. TREX(R) has a strong distribution system in place, and therefore, is the most widely disseminated product of all of the competitors of the Company. The Company competes directly against the composite deck manufacturers through the Smart Deck(R) product.

     The Company believes that its competitive position in the market has increased substantially over the last twelve months. In large part this is due to several factors, including but not limited to, wider distribution of the Company's products nationally, cross-selling of separate products to the entire distribution network, increased purchasing power which can lower the Company's cost basis, and a strong management team with a long history of success in this industry.

     In most of its applications, the recycled plastic lumber manufactured by the Company will also be in direct competition with conventional wood. At present, the principal competitive disadvantage of recycled plastic lumber compared to wood is that it is generally more expensive to purchase. Recycled plastic lumber is comparable in price to high grade cedar and redwood. Composite lumber is about 20% less expensive than recycled plastic lumber. Although recycled plastic lumber and composite lumber can be more expensive to initially purchase than comparable wood, plastic lumber and composite lumber can substantially outlast wood, particularly in applications where the lumber is exposed to the elements, and can therefore be more cost effective in the long run. The Company also believes that environmental restrictions are presently impeding forestry operations in United States forests. A second factor impeding the use of pressure treated wood is the toxic leaching characteristics. Chemicals injected into pressure treated wood contain hazardous constituents that are released into the soil and create potentially toxic and hazardous conditions. Such factors may reduce if not eliminate any price advantage that pressure treated wood presently has with respect to its initial cost.

     There are significant barriers to entry for this line of business. First and foremost, the technology and cost of development of a successful product is time consuming and costly. Second, there is a large capital investment required to build the plants, purchase the equipment necessary to operate the facilities, and market the product on a national level. In order to penetrate the market successfully, a company needs to establish a national presence with the ability to produce in sufficient volumes to attract major distributors. Finally, this type of operation requires technically trained individuals to operate and ensure that the facility remains in strict compliance with our formulas and quality control procedures to maintain consistency of the product at a national level. Some of our competitors are national companies with greater name recognition, greater economic resources and significantly larger business size.

  Potential Markets

     By producing a suitable recycled plastic lumber and composite lumber product, the Company conserves natural resources, reduces the plastic waste entering landfills and provides a useful, maintenance-free product that satisfies this growing market. One of the major markets for recycled plastic lumber and composite lumber is as a substitute for pressure treated lumber. There are currently a number of states that have either passed laws or have on their legislative agenda, restrictions on the use and disposal of pressure treated lumber. The pressure treating process injects copper, chromium and arsenic (all carcinogens) into the wood. Pressure treated wood has legislative restrictions in some states on its disposal methods which require disposal in toxic waste landfills. Plastic lumber is a safe alternative that is fully recyclable and maintenance-free. Home Depot, Inc., a leading home improvement retailer and supplier of the Company's Carefree Deck System(R) in some of its stores, has announced during the last year that it will curtail purchases of certain hardwood lumber that are having an adverse environmental impact. The Company's product consists of both structural and non-structural profiles, which are an excellent substitute for many exterior uses for traditional wood lumber.

     In July 1994 the Company was selected to participate in a cooperative venture with Rutgers University, Norfolk & Southern Railroad, Conrail and the US Army Corps of Engineers Research Laboratories to develop a prototype railroad crosstie made from recycled commingled plastic. Rutgers University has performed extensive tests on many formulas and the Company has developed a prototype that is superior in many ways to the creosote wood crosstie. Norfolk & Southern and Conrail are currently track testing the new prototype. As of February 1999, the Company's cross ties have approximately 300 MGT (million gross tons) of service and are performing without any measurable defects. In contrast, creosote wood ties installed at the same time have experienced noticeable wear.

     Presently there are approximately 180,000 miles of class 1 railroad track in the United States, with approximately 3,334 crossties per mile or a total of over 600,000,000 ties in place. In 1999, 15,000,000 crossties were replaced in the United States, 93% of which were wood ties, and 65,000,000 cross ties were replaced worldwide. In 1999, the worldwide market for replacing crossties was approximately $2.5 billion. In certain applications, the creosote wood crosstie may have an expected useful life of less than 5 years, creating a large demand for the more durable recycled plastic crossties that have an estimated useful life in excess of 50 years. Conditions which shorten creosote wood tie life are moisture, extreme temperature fluctuations and location relative to curves and switches. Railroads know from extensive experience which locations require highest maintenance and these will be the initial target areas for the Company's longer lasting polymer crossties.

     Although the plastic railroad tie is still undergoing testing, sufficient test data exists which shows the plastic railroad tie is performing well enough to enable the Company to market its railroad tie product to the railroad industry. The primary issue in the Company's growth plans regarding the plastic railroad tie is cost. The Company's current pricing structure is significantly more expensive than the cost of a comparable wood tie. The Company markets its tie on the basis of life cycle cost savings. There can be no assurances that the Company's marketing strategy will be successful in creating demand for the Company's railroad tie product.

     The Company is currently in the process of developing new products for a variety of uses. There can be no assurance that the Company's marketing and sales strategy will be successful in creating demand for any of the Company's new products.

  Marketing Strategies

     The business and operations of the Company is itself divided into four distinct divisions. These are (i) building products, including Carefree Decking(R), Smartdeck(R) and Trimax structural lumber, (ii) engineered products, including fabricated products, railroad ties, marine & government and OEM/industrial businesses; (iii) packaging sheet division, including DuraPack(R) plastic slipsheets, tier sheets, corner board and other related packaging products; and (iv) recycled resins division, including post consumer & industrial plastic processing and trading of engineering grade resins.

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

     The focus of the Company's selling strategy is the high quality, maintenance-free aspect of its product along with superior customer service. The Company also focuses on the benefits of its products including such items as being maintenance free, 100% recycled, environmentally sensitive, aesthetically pleasing in appearance, free from rot and insect infestation, and durable. The Company's sales are not dependent upon a few customers, but rather the Company is currently positioned whereby it has a broad base of customers.

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

     Clean Earth of New Castle, Inc. and Soil Remediation of Philadelphia, Inc. provide a safe, cost effective and final solution to the environmental problem of dealing with soils and construction debris contaminated with petroleum hydrocarbons such as diesel fuel, heating fuel, kerosene, jet fuel and gasoline, by treating such soils so they can be recycled as clean fill. The treatment process heats the contaminated soils in a controlled environment to a point that the contaminants are volatized into a gas phase and then incinerated in an afterburner. In 1995, Clean Earth modified its plant to recycle products at higher temperatures (up to 1,100 degrees Fahrenheit), and is now capable of treating soils contaminated with heavier products such as number 6 oil, refinery wastes, waste oils and coal distillates such as coal tar. The facility is currently seeking two permit modifications from the Delaware Environment and Natural Resources Commission ("DENRC") to help reduce costs. One permit modification, which is still pending, is to allow the facility to burn waste oil rather than natural gas in winter months. Natural gas is at its highest cost in winter months and waste oil is generally less expensive. Switching to waste oil as a fuel in the winter months will enable more efficient costs translating to improved operating margins. The second permit modification has already been approved by the DENRC for accepting sewer sludge into the process. The addition of sewer sludge will significantly reduce the volume of water consumed by the plant, increase the volume of clean soil, and generate additional revenue for the Company.

     Carteret Biocycle Corp. was founded in 1997 and opened its facility for business in the third quarter of 1998 in Carteret, New Jersey. This facility serves a similar function as Clean Earth of New Castle, Inc., except that its remediates soil contaminated with petroleum hydrocarbons through a bio-organic process. The operational costs for this facility are substantially less than thermal desorption, yet the tipping fee (the fee charged its customers to treat wastes at the facility) is similar to its tip fee at the Clean Earth of New Castle facility. In addition, Carteret Biocycle is strategically located to receive materials by truck, rail or barge. This location is also well suited to receive dredge materials from the New York/New Jersey harbor, transferring the dredge materials to rail and shipping the material for disposition in Pennsylvania strip mines. The Company believes it has positioned itself to be one of very few companies able to take advantage of this new market.

     The Company also acquired Clean Rock Industries, Inc. in December 1999. This is also a soil recycling facility. Located in Hagerstown, Maryland, this site is well positioned to take advantage of the soil market from Washington D.C. through Maryland. In conjunction with our Delaware, Philadelphia and New Jersey facilities, the Company has strategically positioned itself to be a dominant influence in the soil recycling market in the New York to Washington D.C. corridor.

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

     In September 1997, the federal government prohibited off-shore dumping of contaminated dredge material. The Company has positioned itself to take advantage of this new market opportunity by finding alternative ways to re-use contaminated dredge material mixed with other products to create a pozzolonic fill which can be used for cover material and clean fill. One example of this is the Company has disposal rights granted by the Pennsylvania DEP to utilize dredge material mixed with coal ash or incinerator ash to produce a grout like substance suitable to reclaim strip mines. Strip mines represent a very significant environmental issue for Pennsylvania.

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

     In addition to its plants, the Company has two subsidiaries, Integrated Technical Services, Inc. and Barbella Environmental Technology, Inc. which perform services in environmental construction, on site remediation, beneficial re-use of industrial wastes, UST (underground storage tanks) removals, landfill capping, on-site stabilization and treatment of hazardous waste to non-hazardous waste materials, consulting services and other ancillary environmental services.

  Regulatory Matters

     All of the Company's principal business activities within the environmental division are subject to extensive and evolving environmental, health, safety, and transportation laws and regulations at the federal, state and local levels. These regulations are administered by the United States EPA and various other federal, state, and local environmental, zoning, health, and safety agencies in the United States and elsewhere, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations. Many of the facilities of the Company operate under permits granted by one or more federal, state, or local agencies. Obtaining necessary permits to operate the facilities of the Company are often times difficult, time-consuming, expensive and may be opposed by local citizens as well as environmental groups. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with current and future regulatory requirements may require the Company, as well as others in our industry, from time to time, to make significant capital and operating expenditures. Federal, state, and local governments have from time to time proposed or adopted other types of laws, regulations, or initiatives with respect to the environmental services industry, including laws, regulations, and initiatives to ban or restrict the international, interstate, or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than upon in-state shipments, limit the type of waste that may be disposed of at existing facilities, mandate waste minimization initiatives, and re-classify certain categories of non-hazardous waste as hazardous. Such regulations, laws and initiatives can create situations which have a material adverse effect on the Company's environmental business.

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

     As a result of changing government in the public attitudes in the area of environmental regulation and enforcement, management anticipates that continually changing health, safety, and environmental protection laws will require the Company and others engaged in the environmental industry to continually modify and upgrade various facilities including altering methods of operations and cost that may be substantial. To date, the Company has not had to expend material amounts to modify or alter any of its existing facilities resulting from changes in environmental protection laws. To our knowledge, the Company is currently in compliance in all material respects with all applicable federal, state, and local laws, permits, regulations, and orders affecting its operations or noncompliance would resulting in the material adverse effect on the Company's financial condition, results of operations or cash flows. There is no assurance the Company will not have to expend substantial amounts for such actions the future.

     The Company may grow in part by acquisition of additional environmental facilities. Although the Company conducts due diligence investigations of the past practices of the businesses that it acquires, it can have no assurance that, through its investigation, it will identify all potential environmental problems or risks. As a result, the Company may have acquired, or in the future acquire, facilities that have unknown environmental problems and related liabilities. The Company seeks to mitigate the foregoing risks by obtaining environmental representations and indemnities from the sellers of the businesses that it acquires. However, there can be no assurances that the Company will be able to rely on any such indemnities if an environmental liability exists.

     Generally, under environmental laws, the generator of the waste is financially and legally responsible for that waste forever, and is strictly liable for the costs of clean up and disposal of such wastes. Disposing of the waste in a landfill or mixing it with other materials does not eliminate that liability. Therefore, proper control and tracking of all wastes materials handled by the Company is essential for avoiding any liabilities with respect to such wastes. The Company takes precaution not only to eliminate, if possible, the liability of its customers, who are the generators of the contaminated soil and debris, but also to maintain proper control and tracking of each waste stream. Once the waste has successfully been treated, the liability is significantly reduced. The product, once treated, is no longer classified as waste, but is, generally, a reusable material.

     It may be necessary to expend considerable time, effort and money to keep the Company in compliance with applicable environmental, zoning, health and safety regulations. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated.

  Federal Regulations

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

     (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") provides for the cleanup of sites from where there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes joint and several liability for the cost of cleanup and for damages to natural resources upon the present and former owners or operators of facilities or sites from which there is a release or threatened release of hazardous substances to the extent the disposal of hazardous substances for which there is a release, occurred during their period of ownership or operation. Waste generators and transporters also have strict liability under this statute. Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes"' as defined under RCRA. It can be founded upon the release or threatened release, even as result of lawful, unintentional, and non-negligent action, of any one of more than 700 "hazardous substances," including very small quantities of such substances. Therefore, if the Company has transported waste material and lawfully disposed of it at a properly licensed facility, the Company can still have CERCLA liability which can be very substantial. The Company does have environmental liability insurance, however, there can be no assurances that the amount of such insurance would be sufficient to cover costs pursuant to the statute. The Company attempts to minimize its exposure under this statute by selecting disposal facilities and transporters who the Company believes maintain strict compliance its with all environmental laws and who carry environmental liability insurance of their own.

     (3) The Clean Air Act. This statute provides for the federal, state and local regulation for the emission of air pollutants. These regulations impose emission limitations and monitoring and reporting requirements on various operations of the Company, including its soil treatment facilities and its S&W Waste facility. It is not anticipated by the Company that the cost of compliance with this statute will have a material adverse effect on the Company, however, there can be no assurance that the Company will be successful in maintaining compliance with this statute.

     (4) The Occupational Safety and Health Act of 1970 (the "OSHA Act"). The OSHA act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of the standards, including standards for notices of hazards, safety within the workplace, and handling of hazardous substances, may apply to the Company's operations.

     (5) The Federal Water Pollution Control Act of 1972 (the "Clean Water Act") establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including hazardous and non-hazardous disposal sites. Runoff from the Company's facilities could require the Company to apply for and obtain discharge permits, conduct a sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants, if any, in those discharges. Generally, the Company would be required to obtain a storm water discharge permit even before the time it begins development of a facility so it is likely to affect the construction or expansion of existing facilities. The Clean Water Act provides civil, criminal, and administrative penalties for violation of its provisions.

  State and Local Regulation

     The states in which the Company operates have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and non-hazardous waste disposal, water and air pollution releases and cleanup of hazardous substances and the liability for such matters. The states also have adopted regulations governing the siting, design, operation, maintenance, closure, and post closure maintenance of disposal facilities. The Company's facilities and operations are likely to be subject to many, if not all, of these types of requirements. There can be no assurance that these laws and regulations will not have a material adverse effect on the operations or financial condition of the Company.

  Sales and Marketing

     The environmental recycling operation is involved in a number of markets, including but not limited to remediation of contaminated soil, coal tar, upland disposal of dredge materials and the recycling of sewer sludge and municipal incinerator ash for beneficial re-use. Each of these markets is substantial and the markets are tied together via the contracting services arm of Clean Earth. These service companies can provide on site clean-up, removal and transportation of these materials to other divisions of the Company for recycling and beneficial re-use of the products in an environmentally safe manner.

     The Company has recently begun bidding on large contracts to receive dredge material. Prior to September 1997, contaminated dredge material from harbors was dumped in the oceans. New federal regulations require upland disposal of this material. The Company believes most harbors throughout the United States will be faced with this issue and will be required to abide by these new government regulations. This market is new, and the Company has permits in place to provide for using the dredge materials to reclaim abandoned strip mines as opposed to disposing of the material in landfills.

     The Company is also expanding the capabilities of its facilities in Delaware and Philadelphia to process and re-use material such as sewer sludge, for which permitting has already been obtained, and municipal incinerator ash. These products are currently landfilled. The Company will process the sewer sludge and recover the nutrients which will be mixed with the clean soil to provide an improved product for resale.

     The principal sales and marketing advantage that Clean Earth has over its competitors is a broad range of services allowing customers a one stop shopping concept through not only contracting services but also the facilities to process material. One distinct advantage of the Company is its quality control system. The Company's comprehensive disclosure and testing systems ensures proper tracking of material as well as on site testing to insure that only acceptable material is permitted onto its sites. Rigorous quality control procedures are essential as they relate to the responsibility and liability in handling of material not only to the Company but also to its customers.

     The Company does experience a seasonal slow down during the winter months due to the fact that its environmental operations are located in the Northeast United States, and therefore, adverse weather can impact the Company's performance.

  Competition and Barriers to Entry

     Clean Earth has several large competitors that provide similar services within the northeast and mid-Atlantic states. These competitors include R-3 Technologies in Bristol, Pennsylvania, TPST in Baltimore, Maryland, and MART in Vineland, NJ. Clean Earth has obtained a permit to treat coal tar materials from Delaware Natural Resources and Environmental Commission ("DNREC") and believes that this provides a niche market as very few competitors have this capability.

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

PLANT OPERATIONS

     The soil treatment plants and the S & W Waste RCRA facility are operated with a strict commitment to safety, health and environmental issues coupled with a rigorous system of controls. This provides credibility to the "Certificate of Destruction and Recycling" issued to each waste generator.

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

     The storage buildings at each facility are large, fully enclosed structures and are built on continuous concrete slabs. Runoffs from the buildings are collected and checked regularly. The buildings are divided into small compartments to maintain rigorous separation and tracking of each waste stream and minimizes commingling. This mitigates the potential liability to a small quantity in the case an undesirable waste is detected after it has been accepted. This also ties into the sophisticated waste tracking system that mobilizes a network of eight micro-computers so as to monitor each load of material from the time of reception, to the final treatment test results. These computers function on-line and enable operators to view and analyze, at any time, all the information relative to a given shipment.

     In addition, there is a comprehensive control system with recording devices that insures compliance with the various permit requirements, Clean Earth further guarantees the facility's performance by testing the production daily. As recommended in EPA publication #SW846, Clean Earth composites a sample for every 300 tons of production and tests it for BTEX with a GC and for TPH by the EPA 418 method, using an independent State certified laboratory. For coal tars, the treated materials are also tested for PAH's (Polynuclear Aromatic Hydrocarbons) by the EPA 8270 method. It is the Company's belief that this treatment plant is the first in the industry to control its emissions with a C.E.M. (Continuous Emissions Monitoring) system. Information is collected minute by minute and stored on computers for control purposes; this information is available to both customers and regulators. The property itself is monitored through several monitoring wells, that are tested quarterly. The test results are reported to DNREC.

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

     The Clean Earth division has also obtained a $130,000,000 performance bond capability to enable the environmental remediation companies to participate in more significant projects.

EMPLOYEES

     The Company and its subsidiaries employ on a full time basis a total of approximately 680 employees through the United States. Of this number, approximately 419 employees are full time permanent employees of the plastic lumber operations; and 251 persons are full time permanent employees in the environmental recycling operations. There are 10 full time permanent employees at the corporate headquarters.

RISK FACTORS

     Our limited access to capital could result in our inability to obtain financing in adequate amounts and on acceptable terms, which could have an adverse effect on our business, financial condition and results of operations.

     We have limited access to capital and there is no assurance that we will be able to obtain the capital necessary and appropriate to operate our business. We will require additional capital in order to:

     - manufacture, market and sell our products;

     - open new manufacturing facilities

     - develop new products;

     - manufacture, market and sell our new product lines;

     - consolidate our existing operations;

     - implement our plan of operations;

     - to fund other working capital needs; and

     - capital expenditures.

     While we do have existing lines of credit, we cannot be sure that this debt financing will be available to us in the future or that it will be available in the amounts we require or on terms acceptable to us. Our failure to obtain financing in adequate amounts and on acceptable terms could have an adverse effect on our business, financial condition and results of operations.

     Our plastic lumber products carry long warranties, as much as 50 years on some products. As the product is fairly new, we do not have sufficient historical track record to determine the future liability that may result from offering extended warranties or from product liability matters, which could have a material adverse affect on our business, financial condition and results of operation.

     Our plastic lumber products are fairly new and have not been on the market for long periods of time and may be used in applications that we may have no knowledge of or limited experience in. Our plastic lumber products are used in applications that we have little or no historical track record to measure our potential liability as it relates to product warranty or product liability issues. If our products fail to perform over the extended warranty periods, which for some products is as long as 50 years, we may not have the ability to adequately protect ourself against such potential liability which can cause a material adverse affect on our business, financial condition and results of operation.

     If we are not able to attract and keep employees with the requisite levels of expertise, it could have a material adverse effect on our business, financial condition and results of operation.

     Our business requires a significant amount of expertise in a wide variety of functions. We cannot assure you that we will be able to maintain employees with the requisite levels of expertise or that we will be able to attract and keep these employees in the future. Our failure to attract and keep employees with the requisite levels of expertise could have a material adverse effect on our business, financial condition and results of operation.

     Several of our directors, officers and employees are affiliated with entities which are significant shareholders of ours, which could result in a conflict of interest.

     Several of our directors, officers and employees are affiliated, through ownership or otherwise, with the Stout Partnership and Schultes, Inc., each of which is a significant shareholder. When our directors who are affiliated with these entities are faced with decisions where we have interests adverse to those entities, a conflict of interest could arise. Since a majority of our directors are affiliated with those entities, agreements related to monies provided by those entities were not the result of arm's-length negotiations. We have attempted to have these agreements be as similar to those negotiated by us with third parties, however, these agreements may include terms and conditions that may be more or less favorable to us than terms contained in similar agreements negotiated with third parties.

     If we are unable to successfully implement our growth strategy, it could have a material adverse effect on our business, financial condition and results of operations.

     The success of our growth strategy depends on our ability to continue to increase profit margins through:

     - integration of acquisitions;

     - consolidation of plants and operations;

     - increased consumer acceptance of alternative wood products;

     - an increased distribution network;

     - increased production capacity; and

     - ability to finance growth.

     Our ability to implement this strategy will depend in large part on whether we are able to:

     - expand through strategic acquisitions of companies in new and complementary industries;

     - obtain adequate financing on favorable terms to fund this growth strategy;

     - develop and expand its customer base;

     - hire, train and retain skilled employees;

     - strengthen brand identity and successfully implement its marketing campaigns;

     - continue to expand in the face of increasing competition;

     - continue to negotiate our supply contacts and sales agreements on terms that increase or maintain our current profit margins; and

     - create sufficient demand for plastic lumber and other products.

     Our inability to implement any or all of these strategies could have a material adverse effect on our business, financial condition and results of operations.

     Our growth strategy includes acquisitions and if we are unable to make acquisitions, or if those acquisitions are not successful, it could have a material adverse effect on our business, financial condition and results of operations.

     As part of our growth strategy, we have made, and plan to continue to make acquisitions of other companies. We may not be able to make acquisitions in the future. In addition, any acquisition that we make could have a material adverse effect on our business, financial condition and results of operations. Future acquisitions are subject to many risks, including the risks that:

     - we may not be able to identify suitable companies to buy;

     - we may not be able to purchase companies at favorable prices, or at all;

     - we may not be able to obtain financing on favorable terms, or at all, to pay for future acquisitions; and

     - we may not be able to effectively integrate the acquired businesses or technologies into our operations.

     In addition, in order to consummate future acquisitions, we may be required to borrow money or incur other liabilities, which could have a material adverse effect on our liquidity and capital resources. We may also be required to issue additional shares of stock, which could result in dilution to our shareholders.

     As a result of our acquisition or lease of real estate, we may become liable for the remediation and/or removal of hazardous or toxic substances from that real estate.

     From time to time, we acquire or lease storage facilities or other properties in connection with the operation of our business. Under various U.S. federal, state or local environmental laws, ordinances and regulations, we could be required to investigate and clean up hazardous or toxic substances or chemical releases at property we acquire or lease. We could also be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by those parties in connection with any contamination. The costs of investigation, remediation or removal of hazardous or toxic substances may be substantial, and the presence of those substances, or the failure to properly remediate the property, may adversely affect our ability to sell or rent the property or to borrow using the property as collateral. In addition, we could be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from these properties.

     The seasonal nature of our business could have an adverse affect on our business, financial condition and results of operations.

     Our business is seasonal in nature. Historically, we have generated a substantial portion of our revenues and profits during the second and third quarters of our fiscal year. If for any reason our revenues fall below those normally expected during the second and third quarters of our fiscal year, our business, financial condition and results of operation could be adversely affected.

     Some of our businesses operate in relatively new industries which prospective customers may resist.

     The reclamation and recycling of plastic and the manufacture of plastic lumber for use in construction, and other composite materials containing recycled plastics, are relatively new industries. There is a general reluctance in the construction industry to use new materials before they have been extensively tested, particularly in certain segments which have exacting performance standards for component materials. In the case of our recycled plastic lumber and composite materials in particular, this testing may be extensive for each prospective customer and may require substantial additional time and resources. In addition, we may experience resistance from prospective customers who are accustomed to more conventional, non-artificial wood materials. Moreover, we may not have sufficient financial and other resources to undertake extensive marketing and advertising activities or to afford the cost of the necessary marketing and sales personnel when it becomes appropriate to broaden our marketing efforts.

     If we are not able to obtain our raw materials at commercially reasonable terms, it could have a material adverse effect on our business, financial condition and results of operations.

     The availability of low-cost raw materials, namely post-consumer and industrial plastic waste products, is a material factor in our costs of operations. Historically, suppliers have provided adequate quantities of these raw materials at favorable costs. We believe that our current sources of raw materials will continue to be available on commercially reasonable terms. However, unavailability, scarcity or increased cost of these raw materials could have a material adverse effect upon our business. We purchase most of our raw materials through generators of post-consumer and industrial recycled plastic materials. We do not rely on contractual arrangements with our raw materials suppliers and we have no long-term supply contracts. Disruption of our supply sources could have a material adverse effect on our business, financial condition and results of operations.

     If we are unable to develop new technologies, we may not be able to compete effectively which could have an adverse effect on our business, financial condition and results of operations.

     Our products and services involve newly developing technologies and we cannot be sure that we will be able to compete effectively in developing and marketing new products and services or in developing or maintaining the know-how, technology, and patents to compete effectively. There is a general lack of public awareness of these newly developing products and services generally, or as alternatives to more traditional and well established products. To compete effectively, we must increase public knowledge and acceptance of our products and services and develop and maintain certain levels of know-how and technical expertise. Our failure to compete effectively could have an adverse effect on our business, financial condition and results of operations.

     There is a lack of uniform standards in the plastic lumber industry in which we operate which could restrict the growth of plastic lumber products and limit the market for these products.

     The American Society for Testing and Materials and other industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with the standards relative to the proposed applications. Since uniform, recognized standards or methods have only recently been established for measuring the characteristics of plastic lumber, potential users may not be aware of this method of judging whether or not plastic lumber may be suitable for their particular requirements, without being informed of such standards by the plastic lumber supplier or otherwise becoming aware of them. The fact that these standards are not well known for plastic lumber may limit the market potential for our building materials and make potential purchasers of such building materials reluctant to use them. The Plastic Lumber Trade Association, of which we are a member, is pursuing increased public awareness of such standards, but we cannot be sure that public awareness will successfully be increased or that increased awareness will increase the market for our products.

     The industries in which we operate are subject to extensive regulation and the cost of complying with those regulations, or the liability for not complying, could become substantial, which could have a material adverse effect on our business, financial condition and results of operations.

     Our businesses are subject to extensive laws and regulations designed to protect the environment from toxic wastes and hazardous substances or emissions and to provide a safe workplace for employees. Under current federal regulations, the Resource Conservation & Recovery Act, and Comprehensive Environmental Responsibility, Compensation and Liability Act, the generator of toxic or hazardous waste is financially and legally responsible for that waste forever, and strictly liable for the clean up and disposal costs. In particular, the business of treating or otherwise handling toxic or hazardous waste materials is fraught with potential liability to such handlers if the handling and tracking of such wastes is not completed properly. We believe we are either in material compliance with all currently applicable laws and regulations or that we are operating in accordance with appropriate variances or similar arrangements, but we cannot be sure that we will always be deemed in compliance, nor can we be sure that compliance with current laws and regulations will not require significant capital expenditures that could have a material adverse effect on our operations. These laws and regulations are always subject to change and could become more stringent in the future. Although state and federal legislation currently provide for certain procurement preferences for recycled materials, the preferences for materials containing waste plastics are dependent upon the eventual promulgation of product or performance standard guidelines by state or federal regulatory agencies. The guidelines for recycled plastic building materials may not be released or, if released, the product performance standards required by those guidelines may be incompatible with our manufacturing capabilities. It may be necessary to expend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable environmental, zoning, health and safety regulations and as to which there may not be adequate insurance coverage. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated.

     If we are not able to maintain our permits and licenses, it could have an adverse affect on our business.

     Our business, especially our environmental recycling operation, depends on our maintaining permits and licenses from many different federal, state, and local agencies. We cannot assure you that we will be able to maintain our permits and licenses in the future or that we will be able to modify our permits and licenses, if necessary, to be able to compete effectively.

     We rely significantly on our trade secrets and our inability to protect those trade secrets could have a material adverse effect on our business, financial condition and results of operations.

     Our businesses involve many proprietary trade secrets, including certain methods, processes and equipment designs for which we have not sought patent protection. Although we have taken measures to safeguard our trade secrets by limiting access to manufacturing and processing facilities and requiring confidentiality and nondisclosure agreements with third parties, we cannot assure you that our trade secrets will not be disclosed or that others will not independently develop comparable or superior technology. Rather than rely on patent protection, we have generally chosen to rely on the unique and proprietary nature of our processes. We have obtained exclusive worldwide licensing rights with respect to patent technology related to railroad crossties and the process to manufacture them, but there is no assurance we will be able to maintain those rights for any specific length of time. We also purchased patents to manufacture structural lumber.

     To the extent we do have patents on some of our technology there can be no assurances that our patents will adequately protect us from similar technology being developed with different formulations or from use in countries in which we do not have patent protection. The Company will seek to protect itself against known infringement cases against our patents, but there can be no assurance that our efforts will be successful.

     If we are not able to successfully obtain bid work at suitable profitable margins, it could have a material adverse effect on our business, financial condition and results of operations.

     Our environmental recycling operation consists of certain subsidiaries which are highly reliant upon contract bidding as a significant source of revenues. We cannot assure you that we will be successful in obtaining bid work in the future or that if we do obtain bid work that it will be at suitable profitable margins. Our failure to successfully obtain bid work at suitable profitable margins could have a material adverse effect on our business, financial condition and results of operations.

     The occurrence of an event not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

     Our business could be disrupted by a variety of occurrences, including:

     - fires, explosions or blow outs;

     - environmental hazards;

     - hurricanes, floods, fires or other acts of God; or

     - product liability occurrences.

     Any of these occurrences could result in substantial losses due to:

     - injury;

     - loss of life;

     - severe damage;

     - clean-up responsibilities;

     - regulatory investigation; or

     - penalties and suspension of operations.

     We maintain insurance coverage against some, but not all, potential risks. However, we cannot assure you that our insurance will:

     - be adequate to cover all losses or exposure for liability;

     - continue to be available at premium levels that justify its purchase; or

     - continue to be available at all.

     If an event occurs which is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operation.

     A substantial increase in interest rates could have a material adverse effect on our business, financial condition and results of operation, while a failure to comply with our credit agreements could have a material adverse effect on our liquidity and capital resources.

     A substantial portion of our outstanding indebtedness is at floating interest rates. Therefore, a substantial increase in interest rates could adversely affect our cost of borrowed money, which could have an adverse effect on our business, financial condition and results of operation. In addition, most of our debt instruments contain covenants establishing certain financial and operating restrictions. Our failure to comply with any covenant or obligation contained in any credit agreement could result in an event of default which could accelerate debt repayment terms under certain other credit agreements, all of which could have a material adverse effect on our liquidity and capital resources.

     Our pending or future administration and legal proceedings could result in a significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine, any of which could have a material adverse effect on our business, financial condition and results of operations.

     A lawsuit was filed against our former Chairman in a matter entitled, Waste Management, Inc. vs. Paolino, et al, U.S. District Court, District of Delaware. Although we are not a named party in the lawsuit, it is not possible for us to predict the implications of this lawsuit against Mr. Paolino and others at the current time. Mr. Paolino and others have filed a lawsuit against Waste Management, Inc. We are also not a named party in that litigation.

     This dispute between Waste Management, Inc. and Mr. Paolino and others may continue for a long period of time. The effects of this litigation may have wide ranging implications on us which may result in material adverse effects upon the business, financial condition and/or operating results of our Company which cannot be reasonably foreseen by us at the current time.

     We have not established any reserves on our Balance Sheet as a result of any pending or threatened litigation.

     We are generally involved in administrative and legal proceedings in the ordinary course of our business. Citizen's groups have become increasingly active in challenging the grant or renewal of permits and licenses for waste facilities and responding to these challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on our business, financial condition and results of operations.

     The industries in which we operate are very competitive and our inability to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

     All of our businesses operate in highly competitive industries. Our recycled plastic lumber business faces competition from other producers of recycled plastic lumber as well as producers of vinyl and aluminum decking, and traditional wood, especially pressured treated wood. We compete against other makers of recycled plastic principally upon the basis of price and quality, as well as the immediate availability of the product, and compete against other products such as pressure treated lumber by emphasizing the superior suitability characteristics of plastic lumber for certain applications, as well as appealing to the environmental consciousness of consumers. Our environmental recycling operations face competition from several large competitors that provide similar services throughout the northeast and midatlantic states. The resources of these competitors, financial or otherwise are such that it is very difficult for us to effectively compete. In some instances, our competitors have more revenues, market share, better name recognition and capital available which could make it difficult for us to compete. In addition, the environmental industry is changing as a result of rapid consolidation and our future success may be affected by those changes. Our failure to compete successfully in either the plastic lumber or the environmental industry could have a material adverse effect on our business, financial condition and results of operations.

     Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new stock offerings.

     There were approximately 32.1 million shares of our common stock outstanding as of December 31, 1999. In addition, we intend to continue to issue common stock in connection with acquisitions, financings or in other transactions. Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through future offerings of equity securities.

     Our success depends on our key personnel and, if we are not able to retain them, it could have a material adverse effect upon our business, financial condition and results of operations

     We believe that our success is dependent to a significant extent upon the continued employment of certain key executive officers. The loss of services of Mark S. Alsentzer, our Chief Executive Officer, John W. Poling, our Chief Financial Officer, Bruce C. Rosetto, our Vice President and General Counsel, or Michael D. Schmidt, our Vice President and Controller and Chief Accounting Officer, for any reason could have a material adverse effect upon our business, financial condition and results of operations.

     Anti-takeover provisions may make it more difficult for a third party to acquire control of us, could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold.

     "Anti-takeover" provisions contained in Nevada law and in our articles of incorporation, bylaws and contracts could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to shareholders. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. These anti-takeover provisions include the following:

     - Our articles of incorporation give our board of directors the authority to issue shares of preferred stock without shareholder approval. Any preferred stock could have rights, preferences and privileges that could adversely affect the voting power and the other rights of the holders of our common stock.

     - Our articles of incorporation and bylaws provide for staggered terms for the members of the board of directors, with each board member serving a staggered four year term.

     - Options to purchase our common stock will immediately become exercisable upon a change in control.

DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth the directors and executive officers of the Company, their ages, terms of office and all positions. Directors are divided into classes which are elected for staggered terms of four years, and serve until the annual meeting of the year in which the terms expire, or until their successors are duly elected by the stockholders and qualify. Officers serve generally pursuant to employment agreements each has with the Company, and, if no such written agreement exists, then until the next annual meeting of the Board of Directors or until their successor are elected.

NAME OF DIRECTOR/OFFICER      AGE     DIR. SINCE    (TERM EXPIRES)   POSITIONS WITH THE COMPANY
------------------------      ---   --------------  --------------  -----------------------------
Mark S. Alsentzer...........  44    May 1994        (2000)          Chairman, President & Chief
                                                                    Executive Officer/Director
August C. Schultes III......  53    Feb. 1997       (2000)          Director
Roger Zitrin................  52    Nov. 1996       (2002)          Director
Kenneth Leung...............  55    July 1999       (2002)          Director
Gary J. Ziegler.............  51    Feb. 1997       (2003)          Director
Louis D. Paolino, Jr........  43    May 1999        (2003)          Director(1)
John W. Poling..............  54                                    Chief Financial Officer
Bruce C. Rosetto............  41                                    Secretary/Vice President and
                                                                    General Counsel
Michael D. Schmidt..........  51                                    Treasurer/Vice President and
                                                                    Controller, Chief Accounting
                                                                    Officer

---------------

(1) Resigned effective March 29, 2000.

     The following is a description of the biographical information of each of the Company's directors for the last five years unless otherwise indicated:

          Mark S. Alsentzer, Chairman, Director, President & CEO. Mr. Alsentzer has served as a director since May 1994. As former President of Stout Environmental, Inc. Mr. Alsentzer developed that company from $2 million to $90 million in revenues and 46 to 700 employees. In 1992, Stout Environmental merged with Republic Industries, where Mr. Alsentzer remained as Vice President of Republic Environmental Systems, Inc. In addition, Mr. Alsentzer was Director of Cemtech, a company which grew from $3 to $21 million and was sold to Waste Management in 1991. Mr. Alsentzer founded Clean Earth, which is currently a wholly owned subsidiary of the Company and a leading recycler of contaminated soil and debris located in the northeast. Mr. Alsentzer has a B.S. in Chemical Engineering from Lehigh University and an MBA from Farleigh Dickenson University.

          Roger N. Zitrin, Director. Dr. Zitrin has served as a director since November 1996. Dr. Zitrin was the founder and President of the Heart Association of Palm Beach County where he was a practicing physician specializing in cardiology until he retired in 1992. He is presently acting as an independent investor and investment advisor. Dr. Zitrin is the founder of Florida Medical Laser Corp. and Gold Coast Specialty Lab and co-founder of Physicians Cardiac Imaging. He is presently acting as financial advisor to Gold Coast Ventures, Inc. and serving as a Board member of Associated Home Health. Dr. Zitrin is a graduate of Rutgers College of Medicine and Dentistry.

          August C. Schultes III, Director. Mr. Schultes has served as a director since February 1997. Mr. Schultes is Chairman of the Board and CEO of A.C. Schultes, Inc., a contracting and service organization specializing in water well drilling, water and waste water treatment, and pump and motor repair services with offices in Maryland, Delaware and two (2) locations in New Jersey for over seventy -- five years. He is also the Chairman of the Board and CEO of Life Care Institute, a medical diagnostic center with facilities to perform stress tests, CAT scans, MRI scans and physical therapy located in New Jersey. He was also the founder, Chairman of the Board and CEO of Stout Environmental, Inc., a full service hazardous waste environmental company. Mr. Schultes is a graduate of Penn State University and has a BS in Civil Engineering.

          Gary J. Ziegler, Director. Mr. Ziegler has served as a director since February 1997. Mr. Ziegler is President of Consultants and Planners, Inc., which provides operating services to several water utility companies in New Jersey. Mr. Ziegler is a Professional Engineer and Professional Planner in New Jersey, a Professional Engineer in Maryland, Pennsylvania, Ohio and New York and a member of the American Society of Civil Engineers and the National Society of Professional Engineers. He was President of W.C. Services, Inc. and Vice President of Stout Environmental, Inc. Mr. Ziegler is a graduate of Clemson University with a BS degree in Civil Engineering.

          Louis D. Paolino, Jr. Director. Mr. Paolino resigned from the Board of Directors effective March 29, 2000. Mr. Paolino has served as Chairman, President, and CEO of Mace Security International, Inc. since July 1999. Prior to that he was Chairman, President and CEO of Eastern Environmental Services, Inc. from June 1996 through December 1998. Mr. Paolino has 16 years of experience in the environmental industry. From September 1993 to June 1996, Mr. Paolino served as Vice President of U.S.A. Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., a publicly traded company. Mr. Paolino received a B.S. degree in Civil Engineering from Drexel University.

          Kenneth Ch'uan-K'ai Leung Director. Mr. Leung heads the Corporate Finance Department of Sanders Morris Mundy in New York City and is the Chief Investment Officer of Environmental Opportunities Funds I and II. Prior to joining Sanders Morris Mundy in 1995, Mr. Leung was a Managing Director at Smith Barney from 1978 to 1994. He has been an Institutional Investor "All Star" analyst for twenty-one years and has been involved in many of the major environmental service investment banking transactions over the last sixteen years. Mr. Leung was a Vice President at F. Eberstadt & Co. from 1974 to 1978 and an Assistant Treasurer at Chemical Bank from 1967 to 1974. Mr. Leung holds an M.B.A. in Finance from Columbia University and a B.A. in History from Fordham College. He serves on the Board of Directors of Zahren Alternative Power Corp., Capital Environmental Resource Inc., Avista Resources, Inc., Synagro Technologies, Inc. and Northstar Passenger Services Ltd.

     The following is a description of the Company's officers who are not also directors:

          John W. Poling, Age 54, Chief Financial Officer. He is responsible for the Company's overall financial direction and SEC reporting, accounting operations and accounting controls. Prior to joining the Company in early 1999, Mr. Poling was Vice President of Finance at Eastern Environmental from 1996 to 1999. Mr. Poling has held senior financial positions in publicly-held environmental services companies since 1979, and served as Vice President and Treasurer of Smith Technology Inc. from 1994 to 1996, Vice President, Finance and Chief Financial Officer of Envirogen, Inc. from 1993 to 1994, President of Tier Inc. from December 1992 to September 1993, and Vice President-Finance and Chief Financial Officer of Roy F. Weston, Inc. from 1989 to 1992. Mr. Poling received a B.S. degree in Accounting from Rutgers University.

          Bruce C. Rosetto, Age 41. Vice President and General Counsel/Secretary. Mr. Rosetto joined the Company in January, 1997 and his primary responsibilities are acting as General Counsel to the Company, mergers and acquisitions, SEC reporting investor relations and performing the functions as corporate secretary. Mr. Rosetto was a partner in a New Jersey law firm; Paschon, Feurey, and Rosetto from 1982-86. In 1986, Mr. Rosetto became Chairman and CEO of Consolidated Waste Services of America, Inc., a fully integrated environmental company, building that company primarily through mergers and acquisitions into one of the largest privately owned environmental companies in New Jersey until its acquisition by USA Waste Services. In 1994, he became Chairman and CEO of Hemo Biologics International, Inc., a biologic products company. He graduated from LaSalle University in 1979 with a BA Degree in Political Science, and from Villanova University School of Law in 1982, with a JD Degree. He is currently a member of the Florida and New Jersey Bar.

          Michael Schmidt, Age 50, Treasurer, Vice President and Controller, Chief Accounting Officer. Mr. Schmidt joined the Company in December 1997. Mr. Schmidt has over 20 years of public and private accounting experience including 10 years in the environmental industry. Prior to joining the Company, Mr. Schmidt served as Chief Financial Officer of Republic Environmental Systems, Inc., a publicly traded company and a leading environmental service provider, headquartered in Blue Bell, Pennsylvania, a position he held for approximately ten years. Mr. Schmidt has a Bachelor of Science in Business Administration from Rowan University and is a Certified Public Accountant in the State of New Jersey.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" relating to the 2000 Annual Meeting is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The properties of the Company consist of administrative offices, manufacturing plants, fabrication and assembly facilities, and sales offices. All of the properties of the Company are leased with the exception of the properties at the S & W Waste, Inc. facility in Kearny, New Jersey, the SRP facility in Philadelphia, Pennsylvania, the Clean Rock facility in Hagerstown, Maryland and the USPL Ltd facility in Ocala, Florida. The Company has options to purchase on several of the properties it leases.

     The primary properties of the Company are as follows:

  Corporate Office

     Boca Raton, Florida: This location consists of approximately 3,300 sq. ft. and serves as the Corporate Offices of the Company. There are presently approximately 10 people employed in this location. The property is in good condition and is leased. The lease expires in November 2000 and the monthly rental is $5,067.

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

     Chicago, Illinois: This location consists of approximately 260,000 sq. ft. This location is the headquarters of the Company's plastic division. It produces plastic and composite lumber profiles through a continuous extrusion process. It manufactures the Smart DeckR product line. It also processes, sorts, grinds and washes HDPE, much of it used by the Company as a raw material for its manufacturing plants. The property is in good condition and is leased with an option to purchase. The lease expires in January 2009 and the monthly rental is $39,181 per month.

     Ocala, Florida: This location consists of approximately 143,200 sq. ft.. This facility houses the southern Regional office of the Company as well as consisting of a manufacturing, distribution warehouse, and recycling of resins for use as raw material. The property is in good condition and is owned by the Company.

     Green Bay, Wisconsin: This location consists of approximately 38,000 sq. ft. It produces plastic lumber through a continuous extrusion process and manufactures the Carefree DeckR product line. The property is in good condition and is leased. The lease expires in January 2008, and the monthly rental is $11,875.

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

     Fontana, California: This location consists of approximately 138,000 sq. ft.. This facility houses the western Regional office of USPL Ltd. which includes a manufacturing, distribution warehouse, and fabrication facility. The property is in good condition and is leased. The lease expires on September 2004 and the monthly rental is $34,907.

     Chino, California: This location consists of approximately 33,571 sq. ft.. This facility is used for recycling of resins, in part, used as raw material in our manufacturing operations. The property is in good condition and is leased. The lease expires on February 2001 and the monthly rental is $13,000.

     Vernon, California: This location consists of two buildings totaling approximately 45,000 sq. ft. This facility is used for recycling of resins, in part, used as raw material in our manufacturing operations. The property is in good condition and is leased. The lease expires on February 2001 and the monthly rental is $19,390.50.

  Environmental Recycling Operating Facilities

     Mt. Laurel, New Jersey: This office consists of approximately 3,000 sq. ft. and is the headquarters for the Clean Earth, Inc.division. The property is in good condition and is leased. The lease expires in October 2004 and the monthly rental is approximately $5,130.

     Blue Bell, Pennsylvania: This facility serves as an administrative office for Consolidated Technologies, Inc. consisting of 1,570 sq. ft. The lease expires in December 2000 and the monthly rental is approximately $2,100.

     New Castle, Delaware: This property consists of 7.5 acres of buildings and property consisting of the Thermal Desorption soil recycling operation. The property is in good condition and is leased. The lease expires in August 2003, and the monthly rental is based upon the volume of tonnage received at the facility.

     Philadelphia, Pennsylvania: This property consists of 9 acres with a building of approximately 27,900 sq. ft. The property consists of a Thermal Desorption soil recycling operation. The property is in good condition and is owned by the Company. The property is in good condition and is owned by the Company.

     Hagerstown, Maryland: This property consists of 13.67 acres and contains buildings totaling approximately 33,000 sq. ft. The property is consists of a soil recycling plant. The property is in good condition and is owned by the Company.

     Carteret, New Jersey: This facility consists of approximately 80,000 sq. ft. and five acres of property. This facility recycles soil through a bio-organic process. The property is in good condition and is leased with an option to purchase the leased premises and adjacent property. The lease expires in December 2027, and the monthly rental is $18,050.

     Kearny, New Jersey: This facility is the administrative offices and treatment, storage and disposal facility for the S & W Waste operations of the Company. It consists of approximately 7 acres and is owned by the Company. The facility is in good condition.

     Somerville, New Jersey: This facility is an administrative office for the Company's environmental construction services company. The property is in good condition and is leased. This lease has a rental of $2,730 per month and expires on July 31, 2000.

     Winslow, New Jersey: This facility is an administrative office for the Company's environmental construction services company. The property is in good condition and is leased. This lease has a rental of $2,500 per month and expires on February 2001.

     Merrick, New York: This facility is an administrative office for the Company's environmental construction services company. The property is in good condition and is leased. This lease has a rental of $2,640 per month.

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

     A lawsuit was filed against our former Chairman in a matter entitled, Waste Management, Inc. vs. Paolino, et al, U.S. District Court, District of Delaware. Mr. Paolino resigned from the Board of Directors effective March 29, 2000. Although we are not a named party in the lawsuit, it is not possible for us to predict the implications of this lawsuit against Mr. Paolino and others at the current time. Mr. Paolino and others have filed a lawsuit against Waste Management, Inc. We are also not a named party in that litigation.

     This dispute between Waste Management, Inc. and Mr. Paolino and others may continue for a long period of time. The effects of this litigation may have wide ranging implications on us which may result in material adverse effects upon the business, financial condition and/or operating results of our Company which cannot be reasonably foreseen by us at the current time.

     We have not established any reserves on our Balance Sheet as a result of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year end 1999, no matters were submitted to a vote of the security holders, through proxy solicitation or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Transactions in the Company's Common Stock are reported on the NASDAQ National Market System. The Common Stock of the Company is quoted under the symbol "USPL". Prior to June 1998, the Company traded sporadically on the OTC Electronic Bulletin Board under the symbol "ECPL". The following table sets forth the high and low bid price quotations during each quarter specified below during the last two fiscal years.

QUARTER ENDED                                                 LOW BID    HIGH BID
-------------                                                 --------   --------
March 31, 1998..............................................  $ 8.75     $ 3.375
June 30, 1998...............................................  $ 7.375    $ 4.375
September 30, 1998..........................................  $ 6.4375   $ 2.6875
December 31, 1998...........................................  $ 6.0625   $ 2.125
March 31, 1999..............................................  $ 9.125    $ 4.5625
June 30, 1999...............................................  $10.50     $ 7.00
September 30, 1999..........................................  $13.25     $ 7.00
December 31, 1999...........................................  $16.50     $ 7.5

     The above prices represent interdealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. As of February 29, 2000, there were approximately 793 record holders of the Company's Common Stock.

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

RECENT SALES OF SECURITIES DURING THE LAST THREE YEARS

     In January 1997, the Company acquired Recycled Plastics Industries, Inc.
(RPI), located in Green Bay, Wisconsin. The Company paid cash and issued 1,000,000 shares of its Common Stock to the shareholders of RPI in the acquisition. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In February 1997, the Company acquired Advanced Remediation and Disposal Technologies, Inc. (ARDT). ARDT is engaged in environmental consulting and clean up of contaminated sites primarily involving water and soils. The Company issued 300,000 shares of its Common Stock to the former shareholders of ARDT. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

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

     During February 1997, the Company issued 187,500 shares plus cash and royalty fees in connection with the licensing agreement with Rutgers University. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. The offering was made to a single investor which had knowledge and experience in business matters to enable them to evaluate the risks and merits of the investment. This investor also had a pre-existing business relationship with the Company.

     On March 28, 1997, the Company acquired Environmental Specialty Plastics
(ESP), a marketing and distribution company of recycled plastic lumber products in Guasti, California. The shareholders of ESP received cash plus 25,150 shares of the Company's common stock (see Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On March 31, 1997, the Company acquired Integrated Technical Services, Inc.
(ITS), an environmental consulting and construction company in Winslow, New Jersey. The stockholders of ITS received as acquisition consideration, cash plus 185,000 shares of the Company's common stock, and an additional 47,572 shares of common stock for the non-compete agreements (see Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

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

     On June 30, 1997, the Company acquired EnviroPlastics Corp., (EPC) a recycled plastic raw material regrind operation in Auburn, MA. The stockholders of EPC received 280,000 shares of the Company's common stock as the purchase price plus 25,000 shares as consideration for non-compete agreements (see Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

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

     On November 18, 1997, the Company acquired Waste Concepts, Inc. (WCI), an environmental recycling services company located in Norristown, PA. The stockholder of WCI received cash at Closing plus 400,000 shares of common stock of the Company (see Footnote 2 of Financial Statements for additional information). These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On January 2, 1998, the Company acquired Green Horizon Environmental, Inc.
(GHI), an environmental recycling services company located in Norristown, PA. The stockholders of GHI received 50,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On February 6, 1998, the Company acquired an additional twenty five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA., having previously purchased a 25% interest on October 9, 1997 for the sum of $500,000. The stockholders of this company received 35,000 shares of Common Stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On February 27, 1998, the Company acquired substantially all the assets of Chesapeake Recycled Lumber, Inc. (CRL), a plastic lumber manufacturing company located in Denton, MD. The stockholders of CRL received cash at closing plus 97,500 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and primary shareholder had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On February 27, 1998, the Company acquired a five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholder of this company received 1,500 shares of Common Stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     Effective April 30, 1998 the Company acquired 100% of the stock of Cycle-Masters, Inc. ("CMI"), a manufacturer of plastic lumber in Sweetser, Indiana. The stockholder of CMI received 200,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled him to evaluate the risks and merits of the investment.

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

     Effective June 30, 1998 the Company acquired 100% of the stock of Geocore, Inc. ("GCI") a small environmental services company in northern New Jersey. The stockholder of GCI received 30,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On June 30, 1998, the Company acquired the remaining forty-five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholder of this company received 40,000 shares of common stock of the Company with additional shares to be paid in the event certain performance criteria are met. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     The Company purchased substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. ("Trimax") with the approval of the U.S. Bankruptcy Court. The purchase was effective June 30, 1998 and includes two patents for the manufacture of structural plastic lumber. Upon approval of the Bankruptcy Plan in December 1998, the Company issued 118,391 shares of common stock. This offering made was completed without any general or public solicitation. The Company obtained a "No Action" letter from the Securities and Exchange Commission regarding the ability of the creditors before the bankruptcy court to sell the stock being issued pursuant to the Plan without restriction.

     On December 31, 1998, the Company acquired the stock of S & W Waste, Inc. (S & W), an environmental recycling services company located in Kearny, NJ. The stockholder of S & W received 320,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On December 22, 1998 and January 26, 1999, the Company raised $6,500,000 in the form of convertible securities from Halifax Fund LP and Societe de General LP. The transaction is structured as a convertible debenture carrying a 5% coupon. See Exhibits 10.33 and 10.34. As part of the transaction, the Company has agreed to register Common Stock underlying the Debentures at which point the investment funds can elect to convert all or any portion of their Debentures into Common Stock. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. The Common Stock underlying the Debentures was registered pursuant to a registration statement filed with the Securities and Exchange Commission on May 14, 1999. On March 2, 2000, the Halifax Fund LP converted their entire portion of the Debenture, being $4,000,000, to Common Stock.

     On January 28, 1999, the Company acquired the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc., a plastic recycling and manufacturing company located in Chicago, IL. In addition to cash and a convertible debenture, the stockholders of these companies received 1,668,025 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On March 23, 1999, the Company acquired all of the outstanding stock of Brass Investment Co. ("Brass"), which owns all the stock of Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA which is very similar to the Company's soil remediation facility in New Castle, DE and has been a competitor of the Company. AWI provides environmental services which are very similar to that provided by the Company environmental services division. The Company purchased Brass for cash plus 2,000,000 shares of common stock and granted 500,000 warrants to Louis Paolino, Jr. to purchase common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On April 1, 1999, the Company entered into a Management Agreement with Brigadoon Industries, Inc., ("Brigadoon") taking over all responsibility for day-to-day management and financial control as of that date and entitling the Company to all net profits or losses after April 1, 1999. Brigadoon manufactures corner boards from recycled plastic for use by the packaging industry. The Company acquired 100% of the stock of Brigadoon on June 30, 1999. The Company also purchased a 140,000 sq. ft. facility situated on approximately 39 acres in Ocala, Florida. The Ocala plant will house expanded operations of Brigadoon plus a large number of new extruders to manufacture other products for the plastic lumber division. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("BET"), an environmental remediation and construction service company located in Somerville, New Jersey. The Company incurred merger costs totaling $595,000 in the BET transaction that were written off in the second quarter of 1999. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On September 28, 1999, the Company acquired 100% of the stock of Eureka Plastics of California, Inc. ("Eureka") for 236,600 shares, and Ecosource Corporation ("Ecosource") for 392,000 shares, in unrelated transactions for common stock of the Company. Both of these companies recycle and process plastics in Southern California. The Company incurred $ 810,000 of costs related to these mergers that were written off in the third quarter of 1999. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On December 14, 1999, the Company acquired 100% of the stock of Clean Rock Industries, Inc. and Clean Rock Properties, Ltd. for 422,164 shares. Clean Rock Industries, Inc. is a soil recycling facility located in Hagerstown, Maryland. Clean Rock Properties, Ltd. is a holding company that owns the real estate upon which this business operates. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     Late in 1996, the Company initiated an offering of up to 250,000 shares of the Company's Series A Preferred Stock. The shares were non-voting and earned a 10% cumulative stock dividend payable semi-annually. Each share was convertible into seven shares of the Company's common stock at the option of the stockholder. In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock were entitled to receive, before the holder of any of the Common Stock, the stated value of $20.00 per share plus any unpaid dividends. The Series A Preferred Stock were redeemable at any time at the sole option of the Company for $25.00 per share. In the first quarter of 1999, 1,050 Series A shares were converted into 7,350 shares of Common Stock. A 5% stock dividend of 11,351 Series A shares was declared as of March 31, 1999 to shareholders of record on March 1, 1999. In the second quarter of 1999, the Company notified all Series A Preferred shareholders of its intent to redeem the Series A Preferred Shares at the $25 per share redemption price unless the shareholder elected to convert the shares to Common Stock prior to the redemption date set by the Company. A dividend for the pro rata period from Apri1 1, 1999 to the redemption date totaling 2,285 Series A preferred shares was paid to shareholders. Every Series A Preferred shareholder elected to convert to Common Stock. A total of 1,584,187 common shares were issued in the second quarter on conversion of all outstanding Series A Preferred shares. At December 31, 1999 there were no Series A Preferred shares outstanding.

     In the summer of 1998, the Company issued 211,020 shares of the Company's Series B Preferred Stock to accredited investors. The Series B shares have substantially the same rights and features as the Series A Preferred shares except that the stated and liquidation value of the Series B shares is $21.00 per share. In the first quarter of 1999, 48,113 Series B shares were converted into 336,790 common shares. A 5% stock dividend of 6,565 Series B shares was declared effective March 31, 1999 to shareholders of record on March 1, 1999. In July 1999, the Company notified all Series B Preferred shareholders of its intent to redeem the Series B Preferred Shares at the $25 per share redemption price, unless the Series B Preferred shareholders elected to convert their Series B Preferred Shares to Common Stock prior to the redemption date set by the Company. A dividend for the pro rata period from Apri1 1, 1999 to the August 31, 1999 redemption date totaling 4,747 Series B preferred shares was paid to shareholders of record July 1, 1999. All Series B shareholders elected to convert and, as a result, 825,865 shares of common stock were issued in the third quarter of 1999. As of December 31, 1999 there were no Series B Preferred shares outstanding.

     The Company issued 4,090,171 shares of common stock in 1999 through several private placements and received gross proceeds of $26,574,000.

EARN-OUT SHARES AND OPTIONS

     Pursuant to various agreements entered into between the Company and the former shareholders of acquired companies, up to a total of 70,000 shares of the Company's Common Stock is subject to the right of such shareholders to receive such stock under certain conditions relating to earnings, sales or production levels reached by the Company, certain subsidiaries of the Company or by the entities of which these person were formerly shareholders.

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

     The Company entered into Settlement Agreements with approximately 99% of the Historical Shareholders (representing 4,553,606 shares of the total 4,609,386 earn out shares) whereby each Historical Shareholder agreed to accept 15% of the original earnout shares. If the remaining 1% of the Historical Shareholders do not accept the settlement offer, the Company will continue to have exposure to issue approximately 55,000 additional earnout shares under the original formula. The 1% of the Historical Shareholders who have not executed the Settlement Agreement are due either to their refusal to sign the Settlement Agreement or the inability of the Company to locate the Historical Shareholder after a diligent search.

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

     The stockholders of Consolidated Technologies, Inc. (CTI), whose interest was purchased by the Company, have the right to earn additional shares based upon meeting certain performance objectives by June 1, 1999. These former stockholders of CTI have the right to earn 70,000 shares of the Company on a cumulative basis. This offering made was completed without any general or public solicitation. In each case the offering was done to a very limited number of officers, directors and shareholders of the companies being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     There are numerous members of the management of the Company and its subsidiaries who have been granted options to purchase 3,872,418 shares subject to each manager meeting certain performance criteria.

OTHER OUTSTANDING OPTIONS

     On or about December 12, 1997, the Board of Directors granted options to Stout Partnership providing it the right to purchase 320,000 shares at an exercise price of $2.25 per share, of which 250,000 have already been exercised. This grant was in consideration of Stout Partnership and each of the individual members of the partnership personally guaranteeing a revolving discretionary line of credit in the amount of $4,000,000 on behalf of the Company with PNC Bank of Delaware. In addition to the personal guarantees, the individual members of the partnership pledged $2,000,000 in cash or securities to PNC Bank on behalf of the Company. August C. Schultes III and Gary J. Ziegler, both directors of the Company, are individual partners in Stout Partnership. Mark S. Alsentzer, Chairman and President of the Company is also an individual partner in Stout Partnership.

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

     In January 1999, the Company issued a total of 67,500 options at an exercise price of $7.50 per share and 110,000 options at an exercise price of $5.00 per share to various consultants who assisted the Company in raising money or finding acquisitions.

     On January 26, 1999, the Company granted 37,500 warrants to Halifax Fund, L.P. and 25,000 warrants to Societe de General LP. The warrants were issued at an exercise price of $7.22 per share as part of the consideration of a $2,500,000 investment made in the Company by convertible securities.

     On February 1, 1999, the Company granted 55,0000 warrants to Coast Business Credit at an exercise price of $5.00 per share in consideration of a loan and credit line provided to the Company in the amount of $30,000,000.

     On March 23, 1999, the Company granted 500,000 warrants to shareholders of Brass Investments, Inc., a company acquired on that date by the Company, at an exercise price of $6.00 per share.

     The Table below sets forth the capitalization structure of the Company as of December 31, 1999.

CAPITALIZATION
(AS OF DECEMBER 31, 1999)

PRIMARY SHARES:
Common Stock (shares are freely tradable)...................  32,077,636
FULLY DILUTED:
Convertible Debentures......................................   1,228,733
Warrants and Options........................................   4,914,918
Earn Out shares.............................................     758,678
                                                              ----------
  Subtotal..................................................   6,902,329
  Fully Diluted Equity......................................  38,979,965

     On or about February 2, 2000, the Company granted 200,000 warrants to Halifax Fund, L.P. at an exercise price of $10.09 per share as part of the consideration of a $7,500,000 investment made in the Company by convertible securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations is attached hereto and made a part hereof.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are incorporated herein as being filed with the Form 10-KSB:

         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders Equity
         Consolidated Statements of Cash Flows

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information contained in the Proxy Statement under the caption "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" relating to the 2000 Annual Meeting and which is incorporated herein by reference.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated by reference from the heading in the Proxy Statement for the 2000 Annual Meeting which will be filed with the SEC within 120 days of the Company's fiscal year end.

     Information regarding the officers of the Company who are not also directors is incorporated by reference from ITEM 1, DIRECTORS AND OFFICERS OF THE REGISTRANT.

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the caption "Executive Compensation" relating to the 2000 Annual Meeting is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" relating to the 2000 Annual Meeting is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 1999.

ITEM 12.  CERTAIN TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Certain Transactions" relating to the 1999 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS

EXHIBITS

EXHIBIT
  NO.
-------
2.1       --   Agreement & Plan of Reorganization [Earth Care/Educational
               Storybooks] (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on March 7, 1997)
3.1       --   Articles of Incorporation of Front Street, Inc., the
               predecessor of the Company (Incorporated by reference from
               Exhibit 3.1 to the Company's Registration Statement on Form
               SB-2 (File No 333-22949) filed with the SEC on March 7,
               1997)
3.2       --   Articles of Amendment of Front Street, Inc., the predecessor of the Company (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File
               No. 333-22949) filed with the SEC on March 7, 1997)
3.3       --   Articles of Amendment to the Articles of Incorporation of
               Educational Storybooks, Inc., the predecessor of the Company
               (Incorporated by reference from Exhibit 3.3 to the Company's
               Registration Statement on Form SB-2 (File No. 333-22949)
               filed with the SEC on March 7, 1997)
3.4       --   Articles of Amendment to the Articles of Incorporation of
               Educational Storybooks, Inc., the predecessor of the
               Company(Incorporated by reference from Exhibit 3.4 to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on March 7, 1997)
3.5       --   Articles of Merger [Educational Storybooks and U.S. Plastic
               Lumber Corp.] (Incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on March 7, 1997)
3.6       --   By-Laws (Incorporated by reference from Exhibit 3.6 to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on March 7, 1997)
4.1       --   Common Stock Specimen Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on
               Form SB-2 (File No. 333-22949) filed with the SEC on March
               7, 1997)
4.2       --   Warrant Agreement (Incorporated by reference from Exhibit
               4.2 to the Company's Registration Statement on Form SB-2
               (File No. 333-22949) filed with the SEC on March 7, 1997)
4.3       --   Series A Warrant Certificate (Incorporated by reference from
               Exhibit 4.3 to the Company's Registration Statement on Form
               SB-2 (File No. 333-22949) filed with the SEC on March 7,
               1997)
4.4       --   Series B Warrant Certificate (Incorporated by reference from
               Exhibit 4.4 to the Company's Registration Statement on Form
               SB-2 (File No. 333-22949) filed with the SEC on March 7,
               1997)
10.1      --   Jeanell Sales Corp. Acquisition Agreement (Incorporated by
               reference from Exhibit 10.1 to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on March 7, 1997)
10.2      --   Duratech Acquisition Agreement (Incorporated by reference
               from Exhibit 10.2 to the Company's Registration Statement on
               Form SB-2 (File No. 333-22949) filed with the SEC on March
               7, 1997)
10.3      --   Clean Earth Acquisition Agreement (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on
               Form SB-2 (File No. 333-22949) filed with the SEC on March
               7, 1997)

EXHIBIT
  NO.
-------
10.4      --   RPI Acquisition Agreement (Incorporated by reference from
               Exhibit 10.4 to the Company's Registration Statement on Form
               SB-2 (File No. 333-22949) filed with the SEC on March 7,
               1997)
10.5      --   ARDT Acquisition Agreement (Incorporated by reference from
               Exhibit 10.5 to the Company's Registration Statement on Form
               SB-2 (File No. 333-22949) filed with the SEC on March 7,
               1997)
10.6      --   Employment Agreement -- Mark Alsentzer (Incorporated by
               reference from Exhibit 10.6 to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on March 7, 1997)
10.7      --   Employment Agreement -- Harold Gebert (Incorporated by
               reference from Exhibit 10.7 to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on March 7, 1997)
10.8      --   Employment Agreement -- David Farrow (Incorporated by
               reference from Exhibit 10.8 to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on March 7, 1997)
10.9      --   Rutgers Licensing Agreement (Incorporated by reference from
               Exhibit 10.9 to the Company's Registration Statement on Form
               SB-2 (File No. 333-22949) filed with the SEC on March 7,
               1997)
10.10     --   ESP Acquisition Agreement (Incorporated by reference from
               Exhibit 10.10 of Amendment One to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on August 26, 1997)
10.11     --   ITS Acquisition Agreement (Incorporated by reference from
               Exhibit 10.11 of Amendment One to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on August 26, 1997)
10.12     --   EPC Acquisition Agreement (Incorporated by reference from
               Exhibit 10.12 of Amendment One to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on August 26, 1997)
10.13     --   IIC/USPL Joint Venture Agreement (Incorporated by reference from Exhibit 10.13 of Amendment One to the Company's
               Registration Statement on Form SB-2 (File No. 333-22949)
               filed with the SEC on August 26, 1997)
10.14     --   S D & G License and Operating Agreement (Incorporated by
               reference from Exhibit 10.14 of Amendment One to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on August 26, 1997)
10.15     --   Ground Lease Agreement (Carteret Biocycle) (Incorporated by
               reference from Exhibit 10.15 of Amendment One to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on August 26, 1997)
10.16     --   Lease Agreement (Brock Mgt/Earth Care TN) (Incorporated by
               reference from Exhibit 10.16 of amendment One to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on August 26, 1997)
10.17     --   Lease Agreement (APEC/Earth Care Midwest) (Incorporated by
               reference from Exhibit 10.17 of Amendment One to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on August 26, 1997)
10.18     --   Lease Agreement (Plastic Properties LLC/RPI) (Incorporated
               by reference from Exhibit 10.18 of amendment One to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on August 26, 1997)

EXHIBIT
  NO.
-------
10.19     --   Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by
               reference from Exhibit 10.10 of Amendment One to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on August 26, 1997)
10.20     --   Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated
               by reference from Exhibit 10.20 of Amendment One to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on August 26, 1997)
10.21     --   Lease Agreement (Consol. Realty/EPC) (Incorporated by
               reference from Exhibit 10.21 of Amendment One to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on August 26, 1997)
10.22     --   Lease Agreement (Waste Concepts, Inc.) (Incorporated by
               reference from Exhibit 10.22 of Amendment Two to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on January 9, 1998)
10.23     --   Lease Agreement (Earth Care Partners of Tennessee)
               (Incorporated by reference from Exhibit 10.22 of Amendment
               Two to the Company's Registration Statement on Form SB-2
               (File No. 333-22949) filed with the SEC on January 9, 1998)
10.24     --   WCI Acquisition Agreement (Incorporated by reference from
               Exhibit 10.22 of Amendment Two to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on January 9, 1998)
10.25     --   CTI Stock Purchase Agreement (Incorporated by reference from
               Exhibit 10.22 of Amendment Two to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on January 9, 1998)
10.26     --   Employment Agreement -- Steven Sands (Incorporated by
               reference from Exhibit 10.22 of Amendment Two to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on January 9, 1998)
10.27     --   Employment Agreement -- Bruce Rosetto (Incorporated by
               reference from Exhibit 10.22 of Amendment Two to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on January 9, 1998)
10.28     --   ICC/USPL Joint Venture II (Incorporated by reference from
               Exhibit 10.22 of Amendment Two to the Company's Registration
               Statement on Form SB-2 (File No. 333-22949) filed with the
               SEC on January 9, 1998)
10.29     --   PNC Bank of Delaware -- Promissory Note (Incorporated by
               reference from Exhibit 10.22 of Amendment Two to the
               Company's Registration Statement on Form SB-2 (File No.
               333-22949) filed with the SEC on January 9, 1998)
10.30     --   Letter Employment Agreement -- Michael D. Schmidt
               (Incorporated by reference from Exhibit 10.30 of the Form
               10KSB filed on March 31,1998)
10.31     --   Eaglebrook Plastics, Inc. Stock Purchase Agreement
               (Incorporated by reference from Exhibit 10.31 of the Form 8K filed on February 10,1999)
10.32     --   Eaglebrook Plastics, Inc. Stock Purchase Agreement
               (Incorporated by reference from Exhibit 10.32 of the Form 8K filed on February 10,1999)
10.33     --   Coast Business Credit Loan and Security Agreement; Amendment
               to Loan and Security Agreement; Second Amendment to Loan and
               Security Agreement; Third Amendment to Loan and Security
               Agreement; and Fourth Amendment to Loan and Security
               Agreement (Incorporated by reference from Exhibit 10.33 of the Form 10KSB filed with the SEC on March 30, 1999)
10.34     --   Convertible Debenture Purchase Agreements with Halifax Fund,
               L.P. dated December 22, 1998 and January 26, 1999
               (Incorporated by reference from Exhibit 10.34 of the Form
               10KSB filed with the SEC on March 30, 1999)

EXHIBIT
  NO.
-------
10.35     --   Convertible Debenture Purchase Agreement with Societe
               Generale, L.P. dated December 22, 1998 and January 26, 1999
               (Incorporated by reference from Exhibit 10.35 of the Form
               10KSB filed with the SEC on March 30, 1999)
10.36     --   1999 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.36 of the Form 10KSB filed with the SEC on
               March 30, 1999)
10.37     --   1999 Non-Employee Director Stock Option Plan (Incorporated
               by reference from Exhibit 10.37 of the Form 10KSB filed with the SEC on March 30, 1999)
10.38     --   Amendment to 1999 Employee Stock Option Plan
10.39     --   Employment Agreement of Bruce C. Rosetto
10.40     --   Employment Agreement of Michael D. Schmidt
10.41     --   Employment Agreement of John W. Poling
10.42     --   Employment Agreement of Mark S. Alsentzer
10.43     --   Private Placement Stock Purchase Agreement dated August 1999
21.1      --   List of subsidiaries
27        --   Financial Data Schedule

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

Date: March 29, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ MARK S. ALSENTZER                  Date: March 29, 2000
-----------------------------------------------------
                  Mark S. Alsentzer
 Chairman of the Board, Chief Executive Officer and
                      President

                 /s/ JOHN W. POLING                    Date: March 29, 2000
-----------------------------------------------------
                   John W. Poling
               Chief Financial Officer

               /s/ MICHAEL D. SCHMIDT                  Date: March 29, 2000
-----------------------------------------------------
                 Michael D. Schmidt
   Vice President and Controller, Chief Accounting
                  Officer/Treasurer

               /s/ AUGUST C. SCHULTES                  Date: March 29, 2000
-----------------------------------------------------
               August C. Schultes III
                      Director

                 /s/ GARY J. ZIEGLER                   Date: March 29, 2000
-----------------------------------------------------
                   Gary J. Ziegler
                      Director

                 /s/ ROGER N. ZITRIN                   Date: March 29, 2000
-----------------------------------------------------
                   Roger N. Zitrin
                      Director

                  /s/ KENNETH LEUNG                    Date: March 29, 2000
-----------------------------------------------------
                    Kenneth Leung
                      Director

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the years ended December 31, 1999 and 1998. This discussion should be read in conjunction with consolidated financial statements and notes thereto included elsewhere herein.

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

BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. See Note 2 to the consolidated financial statements for summaries of the business combinations completed in 1999 and 1998. Several of the 1999 acquisitions were accounted for as a pooling of interests. Accordingly, all amounts in the financial statements and related notes have been restated to include the accounts of the pooled companies as if the mergers took place on January 1, 1998. Non-recurring charges for merger related expenses totaling $1,035,000 in the Environmental Division and $810,000 in the Plastic Lumber Division were recorded in 1999.

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

     As a result, the Company recorded the following charges during the first quarter of 1999:

Write-down of flow mold inventory to its raw material
  value.....................................................  $2,025,000
Write-down of flow mold equipment to its salvage value......   1,315,000
Severance costs in connection with the restructuring........   1,075,000
Exit costs in connection with the restructuring.............   1,330,000
                                                              ----------
                                                              $5,745,000
                                                              ==========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

              COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     The following table sets forth revenue, with percentages of total revenue, and costs of sales, depreciation, selling, general and administrative expenses and amortization, along with percentages of the applicable segment revenue, for each of the Company's two business segments. The following amounts do not include the aforementioned non-recurring merger and restructuring, inventory and equipment revaluation charges. The amounts for 1998 have been restated to reflect the pooled results as if the mergers had taken place on January 1, 1998.

                                                              1999        %        1998       %
                                                             -------   --------   -------   -----
                                                                    (DOLLARS IN THOUSANDS)
Sales:
  Plastic Lumber...........................................  $53,046       38.3   $21,250    29.2
  Environmental Recycling..................................   85,498       61.7    51,544    70.8
                                                             -------   --------   -------   -----
          Total revenue....................................  138,544      100.0    72,794   100.0
Cost of Sales excluding depreciation:
  Plastic Lumber...........................................   34,359       64.8    14,986    70.5
  Environmental Recycling..................................   62,117       72.7    40,228    78.0
Depreciation:
  Plastic Lumber...........................................    2,022        3.8     1,104     5.2
  Environmental Recycling..................................    1,832        2.1     1,154     2.2
  Corporate................................................       27        0.0         8     0.0
Selling, General and Administrative:
  Plastic Lumber...........................................    8,487       16.0     5,518    26.0
  Environmental Recycling..................................    8,503        9.9     6,220    12.1
  Corporate................................................    1,881        1.4     1,344     1.8
Amortization:
  Plastic Lumber...........................................      529        1.0       264     1.2
  Environmental Recycling..................................      693        0.8       118     0.2
  Corporate................................................      266        0.2       162     0.2
                                                             -------   --------   -------   -----
          Total Operating Expenses.........................  120,716       87.1    71,106    97.7
          Total Operating Income...........................   17,828       12.9     1,688     2.3
Operating Income (Loss) by Segment
  Plastic Lumber...........................................    7,649       14.4      (622)   (2.9)
  Environmental Recycling..................................   12,353       14.4     3,824     7.4
  Corporate................................................   (2,174)      (1.6)   (1,514)   (2.1)
                                                             -------   --------   -------   -----
          Total Operating Income...........................  $17,828       12.9   $ 1,688     2.3

CONSOLIDATED REVENUES AND OPERATING INCOME

     The Company recognized significant increases in both revenues and operating income for 1999 compared to 1998. Revenues increased 90% to $138,544,000 in 1999 from $72,794,000 in 1998. Approximately $23,808,000 of the increase resulted from internal growth and $41,942,000 of the increase was attributable to companies purchased in 1999. Consolidated operating income increased by $16,140,000 to $17,828,000 in 1999 compared to $1,688,000 in 1998, an increase of 956%. Approximately $9,678,000 of the increase in operating income came from internal growth and $6,462,000 came from businesses purchased in 1999. The Company expects to continue to realize significant efficiencies from the plant consolidations and restructuring undertaken in the first quarter of 1999 and the major expansion in plastic lumber capacity to be completed in the second and third quarters of 2000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

REVENUES BY SEGMENT

     Plastic lumber division revenues increased 150% to $53,046,000 in 1999 compared to $21,250,000 in 1998. Approximately $4,936,000 or 16% of the $31,796,000 increase was from internal growth and $26,860,000 was attributable to the purchases of Eaglebrook and Brigadoon in 1999. Environmental recycling division revenues increased 66% to $85,498,000 in 1999 from $51,544,000 in 1998. The purchase of Brass contributed $15,082,000 of the $33,954,000 increase in environmental recycling division revenues and internal growth contributed $18,872,000.

GROSS PROFIT

     Consolidated gross profit, excluding the restructuring and inventory revaluation charge and depreciation, increased $24,485,000 or 139% to $42,064,000 for 1999 as compared to $17,579,000 in 1998. The gross profit as a percent of revenue improved by 6 percentage points from 24% in 1998 to 30% in 1999. Approximately $11,011,000 of the $24,485,000 increase in gross profit came from internal growth and $13,474,000 of the increase was attributed to purchases of companies in both business segments in 1999.

     Plastic lumber acquisitions in 1999 accounted for $9,784,000 or 79% of the $12,423,000 increase in plastic lumber division's gross profit before depreciation and restructuring charges in 1999. Approximately $2,639,000 of the increase came from internal growth. Internal growth contributed approximately $4,913,000 of the $12,061,000 increase in gross profit in the environmental recycling division and $7,148,000 of the increase in gross profit came from the purchases of S&W at the end of 1998 and Brass.

     Gross profit, excluding the restructuring and inventory revaluation charge and depreciation, as a percent of plastic lumber revenues improved significantly from 29.5% in 1998 to 35.2% in 1999. Most of the plastic business units contributed to the improvement in plastic lumber profit margins.

     The environmental recycling division's gross profit margin also improved significantly from 22.0% of revenues in 1998 to 27.3% in 1999. Several of the environmental owned and pooled business units contributed to the improvement along with the higher gross margin S&W acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     Consolidated SG&A expenses increased $5,790,000 to $18,871,000 in 1999 from $13,081,000 in 1998. As a percentage of revenue, the consolidated SG&A improved by 4.4% from 1998 to 1999 . The plastic lumber division's SG&A expenses as a percent of sales improved by 10 percentage points, from 26% of revenues to 16%. The environmental recycling division's SG&A expenses as a percent of revenues also improved from 12% of revenues in 1998 to 10% of revenues in 1999. The Corporate administrative expense percent improved to 1.4% of revenues in 1999 from 1.8% in 1998. The economies of scale of consolidating administrative functions, increased purchasing power with vendors and spreading fixed expenses over a larger revenue base as a result of the numerous acquisitions in the past two years continue to benefit the entire Company.

INTEREST EXPENSE

     Interest expense increased $3,898,000 to $5,465,000 in 1999 over the $1,567,000 in 1998. $722,000 of the increase is the write-off of the entire discount assigned to the $6,500,000 convertible debentures proceeds in December 1998 and January 1999 (see note 6 to the consolidated financial statements). There was no similar charge in 1998. The $7,500,000 of debentures issued in February 2000 do not have a similar favorable conversion feature and the Company did not incur significant costs to issue the new debentures.

     Interest expense also includes $439,000 of amortization of deferred financing costs, an increase of $167,000 over the $272,000 of amortization in 1998. The increase is entirely attributable to costs of obtain the new credit agreement form Southern Pacific Bank (SPB) in October 1998. Interest expense for 1999 also

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

includes $249,000 of amortization of costs related to the issuance of $6,500,000 of convertible debentures in December 1998 and January 1999. There was no similar charge in 1998. Approximately $613,000 of the $1,039,000 unamortized debenture issuance cost at December 31, 1999 will be charged to additional paid in capital in 2000 related to the conversion of $4,000,000 of the $6,500,000 of old debentures. Total amortization of debt and debenture issuance costs should be significantly lower in 2000.

     Most of the increase in interest expense is the result of the following additional borrowings:

          - A weighted average outstanding balance of $17,488,000 under the $30 million SPB credit facility in 1999;

          - Issuing $6,500,000 of convertible debentures;

          - Issuing $4,000,000 of convertible debentures and a $3,000,000 capitalized lease in the Eaglebrook purchase;

          - Issuing $6,000,000 of additional debt to affiliates; and

          - Issuing other loans and capitalized leases secured by specific equipment.

     Interest expense also increased as a result of debt service requirements assumed from businesses acquired during 1998 and 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $1,615,000 or 71% to $3,881,000 in 1999 compared to $2,266,000 in 1998, reflecting the significant increase in plant and equipment from both acquisitions and continued capital investments. Amortization of intangibles also increased $944,000 to $1,488,000 in 1999 from $544,000 in 1998 due to the numerous acquisitions completed during 1998 and 1999.

SEASONALITY

     The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $1,807,000 at December 31, 1999, a decrease of $1,246,000 from the $3,053,000 at December 31, 1998. Cash provided by operating activities was $5,960,000 in the year ended December 31, 1999. The significant increase in sales during the second half of 1999 resulted in a much greater increase in accounts receivable and inventories than the increase in accounts payable.

     Cash used in investing activities was primarily for acquisitions and purchases of equipment. The environmental recycling division made capital expenditures in 1999 for plant and equipment totaling $10,745,000. The plastic lumber division made plant and equipment purchases totaling $21,040,000 primarily to expand capacity at three of the manufacturing facilities and to convert the Tennessee facility from flow mold of plastic lumber to extrusion of the patented structural lumber. The Company also used a total of $15,098,000 of cash as part of the consideration to purchase companies with property, plant & equipment valued at $29,508,000.

     Cash provided by financing activities in 1999 included $23,128,000 of net additional bank and equipment financings, $2,500,000 of net proceeds from the issuance of additional 5% convertible subordinated debentures (see Note 7 of the Notes to Consolidated Financial Statements) and $6,000,000 net proceeds from loans from

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

affiliates. In addition, the Company assumed $8,870,000 of debt owed by acquired companies and incurred $4,800,000 of additional debt to make the acquisitions.

     Proceeds from new bank and capital lease borrowings included $14,256,000 under the new SPB credit agreement, a $1,200,000 real estate loan on the Brass property, $888,000 of insurance premium financing and $873,000 of equipment loans and capital leases. The $1,290,000 of costs incurred in 1998 and 1999 to obtain the SPB credit agreement is being amortized over the agreement's 5 year term. $ 8,870,000 of the proceeds of the SPB loans were used to pay off debt assumed on acquisitions and the remaining $5,386,000 was used to purchase equipment and to make scheduled payments on term loans and capital leases.

     Equity financing in 1999 consisted of several private placements generating a total of $26,574,000. The Company also received approximately $1,924,000 from the exercise of stock options granted in prior years. The Company paid $1,367,000 of costs related to stock issuances in 1999. The net proceeds of the equity financings were used to make acquisitions, to purchase equipment and to pay off $4,000,000 of debt issued to acquire Eaglebrook.

     Equity financings in 1998 included $2,292,000 of proceeds from the exercise of common stock warrants issued in prior years and $4,431,420 from a Private Placement of 211,020 shares of Series B Preferred Stock for $21 per share. The Series B Preferred Stock carried a cumulative 10% stock dividend and each share of preferred stock was convertible into seven common shares. All of the Series B Preferred stock was converted into common shares in 1999. The Company incurred expenses totaling $484,000 to register the common stock underlying the common stock warrants and the convertible preferred stock in 1998. The proceeds of the equity financings in 1998 were used to make acquisitions and to fund working capital. The proceeds from $25,227,000 of bank and capital lease financings in 1998 were used to purchase or lease equipment and to fund working capital.

     The company has committed to purchase approximately $14,600,000 of plastic lumber extruders and related processing equipment over the next two quarters. In January 2000 the Company negotiated 100% financing collateralized by the extruders and processing equipment. The Company has also committed to invest approximately $6,000,000 to expand its plastic lumber manufacturing facilities in Chicago, Florida and California. The Company will also require additional working capital for the dredging opportunities being pursued by the Company and approximately $4,800,000 to purchase equipment for the environmental recycling operations.

     On July 29, 1999, the Company filed a "shelf registration" statement on Form S-4 with the Securities and Exchange Commission to issue up to a total of 10,000,000 common shares. The Company wants to have the ability to issue registered shares for acquisitions. Approximately 899,497 of these shares have been issued in acquisitions in 1999.

SUBSEQUENT EVENTS

ACQUISITION OF BARON IN 2000

     On February 10, 2000, the Company acquired the assets of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets, for 300,000 shares of the common stock. Baron operates facilities in Denver, CO and Reidsville, NC. Both plants manufacture tier and slip sheets that are used in handling freight. The Company manufactures similar products in its Chicago facility. The combination with the production capacity and customer base of Baron's provides the Company with a significant market position for these products in the United States.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

ISSUANCE OF ADDITIONAL CONVERTIBLE SUBORDINATED DEBENTURES AND PARTIAL CONVERSION OF OLD DEBENTURES IN 2000

     On February 2, 2000 the Company issued an additional $7,500,000 of 5% Convertible Subordinated debentures to the holder of 61.54% of the debentures outstanding at December 31, 1999. The debentures have substantially the same terms as the existing debentures with the following differences:

          - The conversion price is the lower of $10.09 or the current market price but not less than $8.25.

          - The debenture holder can force the Company to redeem the debentures at a 10% premium after one year if the market price stays below $8.25 for 10 consecutive trading days

          - The Company can force conversion of the debentures if the market price stays above $16.84 for 20 consecutive trading days

     In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09 per share. The Company has filed a Registration statement with the SEC to register the shares underlying the debenture and warrant agreements. The proceeds were used for working capital.

     On March 1, 2000 this same debenture holder converted all $4,000,000 of its debentures and unpaid interest from December 31, 1999 to March 1, 2000 into 762,465 shares of common stock.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Certified Public Accountants.........   53

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   55

Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998................................   56

Consolidated Statements of Stockholders' Equity for the
  Years Ended
  December 31, 1999 and 1998................................   57

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998................................   58

Notes to Consolidated Financial Statements..................   59

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     To the Board of Directors of U.S. Plastic Lumber Corporation:

     We have audited the accompanying consolidated balance sheet of U.S. Plastic Lumber Corporation (a Nevada Corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Plastic Lumber Corporation and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG LLP

Miami, Florida
March 28, 2000

To U.S. Plastic Lumber Corporation:

     We have audited the accompanying consolidated balance sheet of U.S. Plastic Lumber Corporation (a Nevada Corporation) and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Barbella Environmental Technology, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of U.S. Plastic Lumber Corporation and subsidiaries and reflect total assets and total revenues of 12% and 25%, respectively, of the related consolidated totals for 1998. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Barbella Environmental Technology, Inc., is based solely upon the report of the other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Plastic Lumber Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
March 28, 2000.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
Board of Directors of
Barbella Environmental Technology, Inc.
Somerville, New Jersey

     We have audited the accompanying balance sheets of BARBELLA ENVIRONMENTAL TECHNOLOGY, INC. as of December 31, 1998 and 1997, and the related statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of BARBELLA ENVIRONMENTAL TECHNOLOGY, INC. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    /s/ CALLAHAN & COMPANY P.C.

Neptune, New Jersey
March 12, 1999

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         AT DECEMBER 31, 1999 AND 1998

                                                                              RESTATED
                                                                  1999          1998
                                                              ------------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,807,588   $ 3,052,518
  Accounts receivable, net of allowance for doubtful
     accounts of $1,139,870 and $460,907 in 1999 and 1998,
     respectively...........................................    32,915,420    17,618,768
  Inventories...............................................     7,339,543     4,963,975
  Prepaid expenses and other assets.........................     2,636,812     1,537,808
                                                              ------------   -----------
          Total current assets..............................    44,699,363    27,173,069
Property, plant and equipment (net).........................    80,423,952    21,201,386
Acquired intangibles (net)..................................    35,837,568     9,553,642
Other assets................................................     5,350,549     5,408,341
                                                              ------------   -----------
          Total assets......................................  $166,311,432   $63,336,438
                                                              ============   ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 20,180,807   $ 7,604,954
  Notes and capital leases payable, current portion.........     5,867,779     4,921,253
  Accrued expenses..........................................     4,111,309     2,399,393
  Restructuring reserves....................................       734,661            --
  Other liabilities.........................................     1,615,800     1,825,186
                                                              ------------   -----------
          Total current liabilities.........................    32,510,356    16,750,786
Notes and capital leases payable, net of current portion....    36,322,452    17,110,709
Notes payable, affiliates -- long term......................     6,000,000       582,448
Deferred income taxes and other liabilities.................     1,718,061       498,602
Minority interest...........................................       250,165       250,165
Convertible subordinated debentures, net of unamortized
  discount..................................................     6,500,000     3,555,556
                                                              ------------   -----------
          Total liabilities.................................    83,301,034    38,748,266
                                                              ------------   -----------
COMMITMENTS AND CONTINGENCIES -- NOTE 12....................            --            --
STOCKHOLDERS' EQUITY:
  10% Convertible preferred stock, par value $.001;
     authorized 5,000,000 shares; issued and outstanding
     none and 382,709 shares, respectively..................            --           383
  Common stock par value $.0001, authorized 50,000,000
     shares; issued and outstanding 32,077,632 and
     20,091,292 shares, respectively........................         3,208         2,009
  Additional paid-in capital................................    81,171,322    25,126,549
  Retained earnings (deficit)...............................     1,835,868      (540,769)
                                                              ------------   -----------
          Total stockholders' equity........................    83,010,398    24,588,172
                                                              ------------   -----------
          Total liabilities and stockholders' equity........  $166,311,432   $63,336,438
                                                              ============   ===========

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                              RESTATED
                                                                  1999          1998
                                                              ------------   -----------
Sales, net..................................................  $138,544,512   $72,794,387
Cost of goods sold..........................................   100,176,431    57,344,285
Inventory revaluation charges...............................     2,025,000            --
                                                              ------------   -----------
  Gross profit..............................................    36,343,081    15,450,102
Selling, general and administrative expenses................    20,539,660    13,762,466
Merger costs................................................     1,845,000            --
Restructuring and asset equipment revaluation charges.......     3,720,000            --
                                                              ------------   -----------
  Operating income..........................................    10,238,421     1,687,636
Interest and other income...................................       106,275       383,776
Interest expense............................................    (5,464,880)   (1,566,854)
Minority interest in income of Joint Venture & Subsidiary,
  net.......................................................            --      (262,659)
                                                              ------------   -----------
  Income before income taxes................................     4,879,816       241,899
Provision for (benefit from) income taxes...................     1,731,000       (62,181)
                                                              ------------   -----------
  Net income................................................     3,148,816       304,080
Preferred stock dividend earned.............................      (316,782)     (677,078)
                                                              ------------   -----------
  Net income (loss) attributable to common stockholders.....  $  2,832,034   $  (372,998)
                                                              ============   ===========
Basic income (loss) per share...............................  $       0.10   $     (0.02)
                                                              ============   ===========
Diluted income (loss) per share.............................  $       0.09   $     (0.02)
                                                              ============   ===========
Weighted average common shares outstanding -- basic.........    28,171,655    18,737,415
                                                              ============   ===========
Weighted average common shares outstanding -- diluted.......    30,199,499    18,737,415
                                                              ============   ===========

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1999 AND 1998 (RESTATED)

                                      CONVERTIBLE                   COMMON STOCK          ADDITIONAL     RETAINED
                                    PREFERRED STOCK          --------------------------    PAID-IN-      EARNINGS
                                  SHARES          AMOUNT       SHARES        AMOUNT         CAPITAL      (DEFICIT)       TOTAL
                              ---------------   ----------   ----------   -------------   -----------   -----------   -----------
Balances at December 31,
  1997, restated............      208,930       $      209   17,482,363   $       1,748   $13,030,328   $  (258,075)  $12,774,210
Business acquisitions and
  earnout agreements........           --               --      952,875              96     3,455,857            --     3,455,953
Sale of Series B preferred
  stock.....................      211,020              211           --              --     4,431,209            --     4,431,420
Exercise of options and
  warrants..................           --               --    1,044,372             105     2,524,762            --     2,524,867
Costs of issuing common and
  preferred shares..........           --               --           --              --      (483,788)           --      (483,788)
Shares and value of options
  issued to directors and
  Stout Partnership.........           --               --        4,400              --       512,685            --       512,685
Stock issued in connection
  with convertible
  debentures................           --               --      114,800              11       548,949            --       548,960
Debenture proceeds allocated
  to 10% conversion
  discount..................           --               --           --              --       444,444            --       444,444
Other issuances.............           --               --       29,030               3        75,338            --        75,341
Conversion of Preferred to
  Common....................      (66,207)             (66)     463,452              46            20            --            --
Preferred stock dividends...       28,966               29           --              --       586,745      (586,774)           --
Net income..................           --               --           --              --            --       304,080       304,080
Balance at December 31,
  1998, restated............      382,709              383   20,091,292           2,009    25,126,549      (540,769)   24,588,172
Business acquisitions and
  earnout agreements........           --               --    4,074,711             407    19,380,593            --    19,381,000
Settlement of Historical
  Shareholders' earnout
  agreements................           --               --           --              --     5,166,005            --     5,166,005
Value of warrants issued on
  acquisitions..............           --               --           --              --     1,219,892            --     1,219,892
Exercise of options and
  warrants..................           --               --      761,226              76     3,009,100            --     3,009,176
Cost of issuing common and
  preferred shares..........           --               --           --              --    (1,978,509)           --    (1,978,509)
Private placements of common
  shares....................           --               --    4,090,171             409    26,573,681            --    26,574,090
Stock issued in conjunction
  with private placements...           --               --       35,000               4       288,747            --       288,751
Stock & options issued in
  conjunction with debt
  agreement and subordinated
  debentures................           --               --       10,000               1       516,733            --       516,734
Debenture proceeds allocated
  to 10% conversion
  discount..................           --               --           --              --       277,777            --       277,777
Other issuances.............           --               --      161,040              16     1,078,605            --     1,078,621
Distributions to sub S
  shareholders prior to
  pooling...................           --               --           --              --            --      (260,127)     (260,127)
Conversion of Preferred to
  common....................     (407,742)            (408)   2,854,192             286           122            --             0
Preferred stock dividends...       25,033               25           --              --       512,027      (512,052)            0
Net income..................           --               --           --              --            --     3,148,816     3,148,816
                                       --               --           --              --            --            --            --
                                 --------       ----------   ----------   -------------   -----------   -----------   -----------
Balance at December 31,
  1999......................           --       $       --   32,077,632   $       3,208   $81,171,322   $ 1,835,868   $83,010,398
                                 ========       ==========   ==========   =============   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                               RESTATED
                                                                  1999           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $  3,148,816   $    304,080
                                                              ------------   ------------
  Adjustments:
     Depreciation...........................................     3,880,752      2,265,561
     Amortization of intangibles and dredge site development
      costs.................................................     2,491,769        635,829
     Amortization of deferred financing and debenture
      discount costs........................................     1,442,646        272,366
     Income tax provision above (below) amounts paid........     1,026,547             --
     Restructuring charge and inventory write-down..........     3,972,142             --
     Non cash merger charges................................     1,461,766             --
     Other Adjustments......................................        42,946       (195,574)
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable....................................   (13,028,090)    (5,385,858)
     Inventories............................................    (3,276,013)    (2,620,970)
     Prepaid expenses and other current assets..............      (769,129)    (1,060,050)
     Other assets...........................................       139,088       (377,205)
     Accounts payable.......................................     6,966,968       (583,173)
     Other liabilities......................................       (89,635)       563,075
     Accrued expenses.......................................    (1,449,962)    (1,275,185)
                                                              ------------   ------------
  Net cash provided by (used in) operating activities.......     5,960,611     (7,457,104)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........   (31,909,978)    (8,486,863)
  Capital expenditures for dredge disposal site permits and
     costs..................................................            --     (2,045,436)
  Non compete agreements and other assets in 1999, disposal
     of assets in 1998......................................      (841,591)        76,500
  Cash paid for acquisitions, net of cash received..........   (15,098,104)    (3,885,197)
                                                              ------------   ------------
     Net cash used in investing activities..................   (47,849,673)   (14,340,996)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants........................            --      2,291,193
  Proceeds from sales of common and preferred stock.........    26,574,090      4,431,420
  Costs of issuing common and preferred stock...............    (1,367,478)      (483,788)
  Proceeds from issuance of convertible debentures..........     2,500,000      4,000,000
  Proceeds from stock option exercises......................     1,924,381        233,674
  Advances (repayment of) due to affiliates, net............     6,000,000     (1,730,317)
  Proceeds from notes payable and capital leases............    23,128,118     25,227,300
  Payments of deferred financing and convertible debenture
     issue costs............................................      (632,373)      (715,946)
  Distributions to shareholders of pooled companies.........      (260,128)      (509,299)
  Payments of notes payable and capital leases..............   (17,222,478)   (12,500,320)
                                                              ------------   ------------
     Net cash provided by financing activities..............    40,644,132     20,243,917
                                                              ------------   ------------
Net change in cash and cash equivalents.....................    (1,244,930)    (1,554,183)
Cash and cash equivalents, beginning of period..............     3,052,518      4,606,701
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  1,807,588   $  3,052,518
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp. and its wholly-owned subsidiaries U.S. Plastic Lumber LTD, Eaglebrook Group, Inc., Clean Earth, Inc., Carteret Biocycle Corp. ("CBC"), Clean Earth of New Castle, Inc., ("CENC") Consolidated Technologies, Inc. ("CTI"), Integrated Technical Services, Inc. ("ITS"), S&W Waste, Inc. ("S&W"), Barbella Environmental Technologies, Inc.("Barbella") and Clean Rock Industries, Inc. and Clean Rock Properties, Inc. (See Note 2 for restatement of accompanying 1998 financial statements for acquisitions accounted for under the pooling of interests accounting method). All significant intercompany balances and transactions have been eliminated in consolidation.

     In July 1997, the Company and Interstate Industrial Corp. ("IIC") formed a 50/50 joint venture dredging business. The Company manages the day to day dredging operations and has consolidated 100% of the assets, liabilities and results of operations of the joint venture after the Company obtained majority control effective April 1, 1998. A summary of the 1998 operations of the Joint Venture follows:

  Revenues..................................................  $3,062,903
  Operating costs and expenses..............................   2,298,779
                                                              ----------
  Operating income..........................................     764,124
  Minority interest.........................................    (382,062)
                                                              ----------
  Company's portion of income before income taxes...........  $  382,062

     The Company provided 100% of the funds to finance the joint venture's operations and all of its cash advances will be returned before any funds are distributed to IIC. The IIC minority interest in the net income of the joint venture since inception totaling $250,165 is shown as minority interest in the accompanying consolidated balance sheet at December 31, 1998. The $119,403 minority interest in the CTI losses prior to June 30, 1998 are combined with the $382,062 minority interest in the IIC joint venture in the statement of Operations for the year ended December 31, 1998. The ICC joint venture had no operating activity in 1999.

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

CASH AND CASH EQUIVALENTS

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

ACQUIRED INTANGIBLES

     The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over a period of twenty years to forty years. Acquired intangibles include $10,172,000 assigned to a permit on the SRP land. The permit is being amortized over 25 years. Amortization expense for acquired intangibles was $1,399,000 in 1999 and $468,449 in 1998. Accumulated amortization of acquired intangibles excluding the Trimax patents was $2,037,776 at December 31, 1999 and $716,039 at December 31, 1998.

IMPAIRMENT OF LONG LIVED ASSETS

     It is the Company's policy to review the carrying value of acquired intangibles and property and equipment based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected undiscounted future net cash flows are less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made. See note 8 Non-Recurring Restructuring, Merger and flow Mold Inventory Write-down Charges in 1999.

OTHER ASSETS

     The Company incurred $2,083,307 of costs to permit and develop dredge material disposal sites in strip mines in Pennsylvania. The costs are being amortized over the total number of yards currently permitted for disposal including $1,003,519 and $71,071 of amortization in 1999 and 1998, respectively. The $825,000 cost of non compete agreements is being amortized over 6 years including $39,600 in 1999 (none in 1998). The $614,250 value assigned to the Trimax patents acquired in 1998 is being amortized over 15 years including $50,269 and $25,000 of amortization in 1999 and 1998, respectively. Other assets are summarized as follows at December 31, 1999:

                                                       1999         1998
                                                    ----------   ----------
  Dredge disposal permits and site development,
     net..........................................  $1,008,717   $1,974,365
  Deferred credit agreement financing costs,
     net..........................................   1,014,085      799,425
  Deferred convertible debenture costs, net.......   1,038,898      686,280
  Non compete agreements, net.....................     762,500      392,223
  Patents, net....................................     538,981      333,478
  Other...........................................     987,368    1,222,570
                                                    ----------   ----------
                                                    $5,350,549   $5,408,341
                                                    ==========   ==========

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

REVENUE RECOGNITION

     Revenues from the Company's plastic lumber division are recognized at the date the products are shipped. Revenues from the environmental recycling division are recognized on the percentage of completion method when services are performed or upon treatment and certification for disposal of contaminated soil. Under the percentage of completion method, contract revenue is recognized in the ratio of contract costs incurred to date to the estimated total costs to complete the project. Contract costs include all direct and indirect labor, material and equipment depreciation required to complete the contract. A liability is recorded for estimated losses, if any, on uncompleted contracts. Billings in excess of costs incurred and estimated profit recognized are included in other liabilities. Costs incurred and profits recognized in excess of billings on applicable contracts are included in accounts receivable. Many of the contracts permit the customer to retain a specified percentage of amounts billed until all contracted work is performed and accepted by the customer. As of December 31, 1999 and 1998 accounts receivable include retainages of $1,573,534 and $911,776, respectively.

     The following is a summary of the costs and estimated earnings on uncompleted contracts at December 31:

                                                        1999           1998
                                                    ------------   ------------
Costs incurred on uncompleted contracts...........  $ 18,697,161   $ 11,912,140
Estimated profit..................................     4,520,207        521,604
                                                    ------------   ------------
          Total included in sales.................    23,217,368     12,433,744
Less billings to date.............................   (21,387,899)   (13,071,445)
                                                    ------------   ------------
Billings under (over) costs and estimated
  profits.........................................     1,829,418   $   (637,701)
                                                    ============   ============

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

INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the year ended December 31, 1998 a valuation allowance was recorded as a result of the assessment of expected future taxable income and the likelihood of realization of the realization of deferred tax assets related to net operating loss carryforwards. No such allowance was required at December 31, 1999. See note 10 Income Taxes.

ADVERTISING COSTS

     Advertising costs are charged to operations as incurred and were approximately $391,581 and $106,022 in 1999 and 1998, respectively.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with various financial institutions which are primarily located in the Eastern United States. At December 31, 1999, the Company had bank balances of approximately $1,244,000 (including issued but not cleared checks) in excess of amounts insured by federal deposit insurance. Trade receivables are concentrated primarily in the Northeastern United States. The Company does not require collateral from its customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash and cash equivalents, receivables, accounts payable, due to affiliates, notes payable and convertible subordinated debentures. The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate their fair value. For certain instruments, including cash and cash equivalents, trade accounts receivable, other current assets, other assets, accounts payable and accrued expenses, the carrying amount approximates fair value due their short maturity.

INCOME (LOSS) PER SHARE

     Basic income or loss per share is computed by dividing net income or loss less preferred stock dividends by the weighted average number of shares actually outstanding. Diluted income or loss per share attributable to common stockholders further considers the impact of common stock equivalents to the extent that they are dilutive. The difference between basic and diluted income per share is due to options and warrants calculated under the treasury stock method. The Company's basic and diluted loss per share are the same for 1998 because the common stock equivalents are anti dilutive. See Notes 6 and 7 for potentially dilutive securities.

COMPREHENSIVE INCOME

     During the years ended December 31, 1999 and 1998 the Company did not have any changes in its stockholders equity resulting from non-owner sources. Accordingly, comprehensive income as set forth in SFAS No. 130 was equal to the net loss amounts presented in the statements of operations.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the year totaled $3,372,631 and $1,191,281 for interest in the years ended December 31, 1999 and 1998, respectively, and $704,453 and $683,980 for income taxes in 1999 and 1998, respectively.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     See Notes 2, 5, 6, 7, 11 and 14 for information regarding common shares, stock options, stock warrants and debt issued for acquisitions, non compete agreements, licensing agreement, earnout agreements, the convertible subordinated debentures and loan guarantees.

2. ACQUISITIONS

1998 ACQUISITIONS

     In January 1998 the Company acquired Green Horizon Environmental, Inc. ("GHE"), an environmental services company located in Norristown, Pennsylvania.

     In February 1998, the Company acquired 55% of the stock of Consolidated Technologies, Inc. ("CTI"), an environmental recycling services company located in Norristown, Pennsylvania.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

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

     On December 30, 1998 the Company acquired 100% of S&W Waste, Inc. ("S&W"). S&W recycles and beneficially re-uses industrial wastes and disposes of contaminated materials, located in northern New Jersey.

     The total purchase price of $ 8,517,273 for all of the 1998 acquisitions consisted of 952,875 shares of USPL common stock valued at an aggregate of $3,535,660, cash payments of $3,705,000, issuance of debt totaling $954,952, costs totaling $303,868 and $17,793 assigned to options granted to a former owner. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners.

     A summary of the allocation of the aggregate purchase price of the 1998 acquisitions follows:

  Working capital (deficit).................................  $  (846,926)
  Long-term assets..........................................    7,101,976
  Net deferred tax assets...................................      333,303
  Long-term debt............................................   (1,535,609)
  Acquired intangibles......................................    3,464,529
                                                              -----------
  Aggregate purchase price..................................  $ 8,517,273
                                                              ===========

     All of the acquisitions in 1998 have been accounted for as purchases. Accordingly, the results of operations of the acquired companies are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired has been recorded as acquired intangibles and is being amortized on a straight-line basis over a period of twenty years from the effective date of each acquisition (15 years for the Trimax patents).

     Effective December 31, 1998 all of the companies in the Plastic Lumber division were merged into U.S. Plastic Lumber, LTD and Waste Concepts, Inc., GHE and GCI were merged into ITS.

1999 ACQUISITIONS

PURCHASE TRANSACTIONS

     On March 23, 1999, the Company acquired all of the stock of Brass Investment Co. ("Brass") and its wholly owned subsidiaries Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI").

     SRP operates a soil remediation facility in Philadelphia, PA. AWI provides environmental services. The Company entered into a Management Contract taking over all responsibility for day to day management and

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES financial control of SRP and AWI as of January 7, 1999 and entitling the Company to all net profits or losses after January 4, 1999.

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

     The $41,965,833 total purchase price for all of the 1999 acquisitions consisted of 4,244,525 shares of the Company's common stock valued at an aggregate of $19,343,714, cash payments of $14,800,000 and issuance of debt totaling $5,763,494, costs totaling $838,733 and $1,219,892 assigned to warrants granted to a former owner. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners. A summary of the allocation of the $41,965,833 aggregate purchase price of the 1999 acquisitions to the net assets acquired follows:

Working capital (deficit)...................................  $(9,296,459)
Long-term assets............................................   29,517,927
Deferred tax liabilities....................................   (2,655,384)
Acquired intangibles........................................   24,399,749
                                                              -----------
Aggregate purchase price....................................  $41,965,833
                                                              ===========

     All of the aforementioned acquisitions in 1998 and 1999 have been accounted for as purchases. Accordingly, the results of operations of the purchased companies are included in the consolidated financial statements for periods subsequent to the date of acquisition or the date management obtained day to day management and financial control. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions has been recorded as acquired intangibles. The acquired intangibles are being amortized on a straight-line basis over a period of twenty to forty years.

     The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the years ended December 31,1999 and 1998, after giving effect to certain pro forma adjustments as if the acquisitions had taken place on January 1, 1998, are as follows:

                                                        1999           1998
                                                    ------------   ------------
Net sales.........................................  $141,401,003   $118,546,650
                                                    ============   ============
Net income........................................  $  3,117,343   $    845,244
                                                    ============   ============
Net income attributable to common stockholders....  $  2,800,561   $    168,166
                                                    ============   ============
Net income per share-diluted......................  $        .09   $        .01
                                                    ============   ============
Weighted average shares used in computation.......    30,467,766     24,357,338
                                                    ============   ============

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill, depreciation on re-valued buildings and equipment and interest on cash paid to the sellers. Per share amounts are calculated after preferred dividends are subtracted from net income. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 1998 or of future results of operations of the consolidated entities.

POOLING TRANSACTIONS

     On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("Barbella"), an environmental remediation and construction service company located in Somerville, New Jersey. The Company incurred merger costs totaling $595,000 in the Barbella transaction which were charged to expenses in the second quarter of 1999. On September 28, 1999, the Company acquired 100% of the stock of Eureka Plastics of California, Inc. ("Eureka"), and Ecosource Corporation ("Ecosource"), in unrelated transactions. Both of these companies recycle and process plastics in Southern California. The Company incurred $ 810,000 of costs related to these mergers that were written off in the third quarter of 1999. On December 14, 1999, the Company acquired 100% of the stock of Clean Rock Industries, Inc. and Clean Rock Properties, Ltd. Clean Rock Industries, Inc. is a soil recycling facility located in Hagerstown, Maryland. Clean Rock Properties, Ltd. is a holding company that owns the real estate upon which this business operates. The Company incurred $440,000 of costs related to the Clean Rock merger which were charged to expense in the fourth quarter of 1999.

     The Company has accounted for each of the Barbella, Eureka, Ecosource and Clean Rock transactions as a pooling of interests. Accordingly, the 1998 financial statements have been restated to include the applicable amounts for the pooled companies as if the acquisitions had taken place on January 1, 1998. Following is a summary of the amounts included in the accompanying restated income statements for the years ended December 31 for all of the pooled companies:

                                                       1999           1998
                                                   ------------    -----------
Net sales........................................  $ 34,480,025    $27,089,447
                                                   ============    ===========
Net income.......................................     1,747,110        208,282
                                                   ============    ===========
Net income per share.............................  $        .06    $       .01
                                                   ============    ===========

     The statement of stockholders' equity has also been restated to include $850,521 of retained earnings and $457,488 of additional paid in capital for all of the pooled companies as of January 1, 1998.

3. INVENTORIES

     Inventories consist of the following at December 31, 1999 and 1998:

                                                       1999           1998
                                                   ------------    -----------
Raw materials....................................  $  2,673,427    $ 1,131,895
Finished goods...................................     4,666,116      3,832,080
                                                   ------------    -----------
                                                   $  7,339,543    $ 4,963,975
                                                   ============    ===========

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1999 and 1998:

                                                     USEFUL LIVES        1999            1998
                                                    --------------   ------------    ------------
Land..............................................                   $  6,264,240    $  2,807,500
Buildings.........................................  30 to 40 years     19,868,966       3,829,796
Machinery & equipment in use......................   5 to 20 years     41,543,210      21,206,242
Machinery & equipment being installed.............   5 to 20 years     21,447,443              --
Leasehold improvements............................   Life of lease      1,327,298         466,207
Furniture and office equipment....................    5 to 7 years      1,433,380         738,442
                                                                     ------------    ------------
                                                                       91,884,537      29,048,187
Less - accumulated depreciation...................                    (11,460,585)     (7,846,801)
                                                                     ------------    ------------
                                                                     $ 80,423,952    $ 21,201,386
                                                                     ============    ============

     Depreciation expense was $3,880,752 and $2,265,651 for the years ended December 31, 1999 and 1998, respectively.

5. NOTES AND CAPITAL LEASES PAYABLE

NEW CREDIT FACILITY

     In October 1998 the Company negotiated a five year line of credit for $30,000,000 with a division of Southern Pacific Bank ("SPB"). The draws on the line are collateralized by specific equipment and/or inventory and eligible accounts receivable. The line bears interest at 1% over prime on inventory and receivable loans, 1.25% over prime on equipment loans and 2% over prime on real estate loans. The prime rate was 8.5% on December 31, 1999. Loans secured by specific equipment are payable over terms up to 7 years in equal monthly installments with the unpaid balance due in October 2003. The agreement requires the Company to maintain tangible net shareholders equity of at least $35,500,000. The total costs of obtaining the line aggregating approximately $1,255,000 are being amortized over the five year term of the agreement as interest expense. The total amount available under the line of credit at December 31, 1999 is approximately $2,800,000.

     Notes payable and capital leases consist of the following at December 31, 1999 and 1998:

                                                       1999           1998
                                                    -----------    -----------
Low interest bearing money purchase mortgage note
  payable in monthly installments of $18,939
  through December 31, 2009 including interest
  imputed at 8.5%, collateralized by the S&W
  facility........................................    1,535,610      1,620,637
Insurance premium finance agreement payable in
  monthly installments including interest ranging
  from 5.64% to 7.12%.............................      375,732        311,352
Real estate loan payable in monthly installments
  of approximately $14,720 bearing interest at
  .50% over prime, collateralized by the SRP
  facility........................................    1,159,538             --
Bridge loan converted to Real Estate Loan under
  the loan agreement with SPB on March 1, 1999
  payable in monthly installments of $6,000 with a
  balloon payment due October 10, 2003, bearing
  interest at 2% over prime, collateralized by the
  CBC facility....................................    1,386,000      1,666,667

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

                                                       1999           1998
                                                    -----------    -----------
Equipment term loans under loan agreement with
  SPB, due in monthly installments with a balloon
  payment due October 9, 2003, bearing interest at
  prime plus 1.25%, collateralized by equipment of
  certain subsidiaries of the Company.............   11,137,073      6,396,250
Note payable in monthly installments through April
  1, 2002, bearing interest at 7.565%,
  collateralized by all assets at the Auburn, MA
  facility, paid in first quarter 1999............           --        318,382
Notes payable to government agency, payable in
  monthly installments totaling $9,505, including
  interest at at 5% to 5.5%.......................      387,427        486,184
Non interest bearing note with customer, payable
  at $.01 per pound of plastic shipped to the
  customer (approximately 700,000 pounds per
  month)..........................................       39,153        239,663
Receivables and Inventory loans under loan
  agreement with SPB, interest payments due
  monthly at prime plus 1%, collateralized by
  substantially all accounts receivable and
  inventories of subsidiaries of the Company......   14,679,515      4,883,766
Other notes payable to financial institutions, in
  monthly installments of $20,479, including
  interest at 8.15% to 8.5%, through 2014.........      891,050      2,126,977
Capital lease payable on real estate in monthly
  installments of $39,181 bearing interest of 10%
  collateralized by Chicago facility..............    3,013,813             --
Note payable to sellers of CMI, bearing interest
  at 8.5%, paid on May 31, 1999...................           --        436,605
Note payable to seller of S&W, bearing interest at
  prime, plus 1%, repaid on February 2, 1999......           --        500,000
Note payable assumed in acquisition of Brass,
  payable in annual installments of $267,000
  beginning December 31, 2000 plus interest
  accrued at 5% (interest imputed at 8.5%)........      800,000             --
Other notes and capital leases payable monthly,
  maturing from November 8, 2000 to October 9,
  2003, with interest ranging from 5.9% to 11.9%,
  collateralized by various equipment of
  subsidiaries of the Company.....................    6,785,320      3,045,479
                                                    -----------    -----------
          Total notes payable and capital
            leases................................   42,190,231     22,031,962
Less current portion..............................   (5,867,779)    (4,921,253)
                                                    -----------    -----------
Long-term portion.................................  $36,322,452    $17,110,709
                                                    ===========    ===========

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     Notes payable and capital leases mature as follows:

YEAR ENDING                                                       AMOUNTS
-----------                                                 -------------------
2000......................................................      $ 5,867,779
2001......................................................        8,400,612
2002......................................................        4,691,914
2003......................................................       19,288,913
2004......................................................        2,341,904
2005 and later............................................        1,599,109
                                                                -----------
                                                                $42,190,231
                                                                ===========

6. CONVERTIBLE SUBORDINATED DEBENTURES

     On December 22, 1998 the Company issued $4,000,000 of convertible subordinated debentures and on January 22, 1999 the Company issued another $2,500,000 to the same debenture holders. The debentures are convertible into common stock at the lower of $5.29 or 90% of the lowest trading price in the four days preceding the conversion date. The $722,222 allocated to the 10% discount on conversion was recorded as additional paid-in-capital and will accrete to the debentures outstanding as additional interest expense over the period to the earliest conversion date. The conversion price is adjustable downward if, in the one year period after each issuance, the Company issues convertible securities or common stock at a more favorable price than the debenture conversion price. The 5% per annum debenture interest is payable 1.25% per quarter starting April 1, 1999. The Company issued the debenture holders warrants to purchase 100,000 and 62,500 shares of common stock at any time before December 22, 2003 and January 22, 2004, respectively, for $7.22 per share.

     The Company incurred costs totaling $1,289,703 related to the $6,500,000 debentures including $335,852 assigned to the 162,500 warrants. These costs are being amortized as additional interest expense over the five year term of the debentures. The unamortized balance is included in other assets. If the debentures are converted into common stock the unamortized balance will be charged to additional paid-in-capital. The debentures mature five years after each issuance, however, the debenture holders have the right to force the Company to redeem up to $1,000,000 of debentures at a 10% premium (i.e. $1,100,000 for $1,000,000 of debentures). The debenture holders can force the Company to issue up to $4,000,000 of debentures on the same terms at any time until December 22, 2000. The Company must issue additional warrants in the same proportion (2.5%) as any additional debentures are issued. These rights expire upon conversion of the debentures.

7. CAPITAL STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

     The Series A preferred shares are non-voting and have a 10% cumulative stock dividend payable semi-annually. Each share was convertible into seven shares of the Company's common stock at the option of the stockholder. In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock were entitled to receive, before the holder of any of the Common Stock, the stated value of $20.00 per share plus any unpaid dividends. The Series A Preferred Stock were redeemable at any time at the sole option of the Company for $25.00 per share.

     In 1998 approximately 2,431 Series A shares were converted into 17,017 common shares. Semi annual 5% stock dividends were declared as of March 31 and September 30 for a total of 21,511 Series A shares in 1998. At December 31, 1998 approximately 228,012 Series A shares were outstanding.

     In the first quarter of 1999, 1,050 Series A shares were converted into 7,350 shares of Common Stock. A 5% stock dividend of 11,351 Series A shares was declared as of March 31, 1999 to shareholders of record on March 1, 1999. In the second quarter of 1999, the Company notified all Series A Preferred shareholders of its

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES intent to redeem the Series A Preferred Shares at the $25 per share redemption price unless the shareholder elected to convert the shares to Common Stock prior to the May 5, 1999 redemption date set by the Company. A dividend for the pro rata period from April 1, 1999 to May 5, 1999 totaling 2,285 Series A preferred shares was paid to shareholders in May. All Series A Preferred shareholders elected to convert to Common Stock resulting in the issuance of 1,684,187 common shares in the second quarter of 1999. At December 31, 1999 no Series A Preferred shares were outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

     In the summer of 1998, the Company issued 211,020 shares of the Company's Series B Preferred Stock to accredited investors. The Series B shares had substantially the same rights and features as the Series A Preferred shares except that the stated and liquidation value of the Series B shares was $21.00 per share. A 5% stock dividend of 7,455 Series B shares was declared as of September 30, 1998 for the pro rata portion of the six month period that the Series B preferred shares were outstanding. In 1998 approximately 63,776 Series B shares were converted into 446,432 common shares. At December 31, 1998 approximately 154,697 Series B shares were outstanding.

     In the first quarter of 1999, 48,113 Series B shares were converted into 336,790 common shares. A 5% stock dividend of 6,565 Series B shares was declared effective March 31, 1999 to shareholders of record on March 1, 1999. In July 1999, the Company notified all Series B Preferred shareholders of its intent to redeem the Series B Preferred Shares at the $25 per share redemption price, unless the Series B Preferred shareholders elected to convert their Series B Preferred Shares to Common Stock prior to the August 31, 1999 redemption date set by the Company. A dividend for the pro rata period from Apri1 1, 1999 to August 31, 1999 totaling 4,747 Series B preferred shares was paid to shareholders of record July 1, 1999. All Series B shareholders elected to convert resulting in the issuance of 825,865 shares of common stock in the third quarter of 1999. As of December 31, 1999 no Series B Preferred shares were outstanding.

EMPLOYEE STOCK OPTIONS

     The Company has granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted by the Company generally vest ratably over a period of three years. Employee stock option activity in 1998 and 1999 is as follows:

                                                         WEIGHTED
                                                         AVERAGE      NUMBER OF
                                                         EXERCISE      OPTIONS
                                                          PRICE      OUTSTANDING
                                                         --------    -----------
Outstanding at December 31, 1997.......................   $3.54       1,350,000
     Granted...........................................    3.65         536,000
     Exercised.........................................      --              --
     Canceled..........................................    4.43        (215,000)
                                                          -----       ---------
Outstanding at December 31, 1998.......................   $3.46       1,671,000
     Granted...........................................    6.93       3,040,250
     Exercised.........................................    2.94        (343,332)
     Canceled..........................................    5.04        (465,500)
                                                          -----       ---------
Outstanding at December 31, 1999.......................   $6.01       3,902,418
                                                          =====       =========
Options exercisable at December 31, 1999...............   $4.59       1,467,041
                                                          =====       =========

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     The weighted average remaining contractual life of all outstanding employee options is 8.6 years at December 31, 1999. Additional information regarding options outstanding at December 31, 1999 follows:

                                                WEIGHTED
                       OUTSTANDING             EXERCISABLE
                  ---------------------   ---------------------
   RANGE OF                    WEIGHTED                WEIGHTED
EXERCISE PRICES                AVERAGE                 AVERAGE
---------------                EXERCISE                EXERCISE
LOW      HIGH      NUMBER       PRICE      NUMBER       PRICE
----    -------   ---------    --------   ---------    --------
1998:
$2.25   $ 4.00    1,533,500    $   3.30   1,109,833    $   3.23
 4.50     7.22      137,500        5.24      97,501        5.42
        ------    ---------    --------   ---------    --------
$2.25   $ 7.22    1,671,000    $   3.46   1,207,334    $   3.41
        ======    =========    ========   =========    ========
1999:
$2.25   $ 6.00    2,406,918    $   4.45   1,182,875    $   3.71
 7.22    12.50    1,495,500        8.53     284,166        8.27
        ------    ---------    --------   ---------    --------
$2.25   $12.50    3,902,418    $   6.01   1,467,041    $   4.59
        ======    =========    ========   =========    ========

     The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for employee stock options for the years ended December 31, 1999 and 1998.

                                                         1999          1998
                                                      ----------    ----------
As reported results of operations:
     Net Income.....................................  $3,148,816    $  304,080
                                                      ==========    ==========
     Net Income (loss) attributable to common
       stockholders.................................  $2,832,034    $ (372,998)
                                                      ==========    ==========
     Basic income (loss) per share..................  $      .10    $     (.02)
                                                      ==========    ==========
     Diluted income (loss) per share................  $      .09    $     (.02)
                                                      ==========    ==========
Pro forma results of operations:
     Net income.....................................  $1,086,001    $  107,460
                                                      ==========    ==========
     Net loss attributable to common stockholders...  $  769,219    $ (569,618)
                                                      ==========    ==========
     Basic income (loss) per share..................  $     (.03)   $     (.03)
                                                      ==========    ==========
     Diluted income (loss) per share................  $     (.03)   $     (.03)
                                                      ==========    ==========

     For purposes of the above disclosure, the determination of the fair value of stock options granted in 1999 and 1998 was based on the following: (i) a risk free interest rate of 7.5%; (ii) expected option lives of seven years; (iii) expected volatility in the market price of the Company's common stock of 75%; and (iv) no expected dividends on the underlying common stock.

NONEMPLOYEE STOCK OPTIONS

     Magellan Finance Corporation ("Magellan"), a stockholder, was originally granted options to purchase up to 353,684 shares of the Company's common stock at $1.77 per share. Magellan exercised 117,895 of the options in 1997 and another 117,895 options in September 1998. The remaining 117,894 options were exercised on June 30, 1999.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     The Stout Partnership was granted 320,000 options at $2.25 per share in January 1998 in exchange for enabling the Company to obtain a line of credit by providing guarantees (see Notes 5 and 13). Stout Partnership exercised 250,000 shares in September 1999.

     Nonemployee stock option activity in 1999 and 1998 is summarized as follows:

                                                                       NUMBER OF
                                                 WEIGHTED AVERAGE       OPTIONS
                                                  EXERCISE PRICE      OUTSTANDING
                                                 ----------------   ----------------
Outstanding at December 31, 1997...............       $1.83              255,790
     Granted...................................        2.55              387,500
     Exercised.................................        1.80             (122,895)
     Canceled..................................          --                   --
Outstanding at December 31, 1998...............       $2.37              520,395
     Granted...................................        7.38               25,000
     Exercised.................................        2.32             (427,895)
     Canceled..................................          --                   --
                                                      -----             --------
Outstanding at December 31, 1999...............       $3.38              117,500
                                                      =====             ========
Stock options exercisable......................       $3.38              117,500
                                                      =====             ========

STOCK WARRANTS

     Warrants to purchase 62,500 common shares at $7.22 per share were issued to the purchasers of $2,500,000 of convertible subordinated debentures in January 1999. Another 85,000 and 42,500 warrants to purchase common stock at $5.00 and $7.50, respectively, were also issued in conjunction with the sale of the $2,500,000 convertible subordinated debentures in 1999. The Company issued 500,000 warrants to purchase the Company's common stock at $6.00 per share to the shareholders of Brass Investment Company as part of the acquisition consideration. At December 31, 1999 a total of 895,000 warrants are outstanding.

EARNOUT AGREEMENT WITH "HISTORICAL SHAREHOLDERS"

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

     As of December 31, 1999 the Company entered into Settlement Agreements with approximately 99% of the Historical Shareholders (representing 4,553,606 shares of the total 4,609,386 earn out shares) whereby each Historical Shareholder agreed to accept 15% of the original earnout shares. If the remaining 1% of the Historical Shareholders do no accept the settlement offer, the Company will continue to have exposure to issue approximately 55,000 additional earnout shares under the original formula.

     Of the Historical Shareholders who accepted the Settlement Agreement, the Company issued 633,380 shares on January 17, 2000. The Company has included the $5,166,005 value of the shares issued in acquired intangibles and additional paid in capital on the balance sheet as of December 31, 1999. During the fourth quarter of 1999, the Company began amortizing the acquired intangibles over 17 years as additional cost of the merger of the Company with Clean Earth, Inc. in December 1996. The total amortization expense relating to the settlement was $78,897 in 1999.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

STOCK RESERVED

     At December 31, 1999, common stock was reserved for the following:

Shares contingently issuable to USPL and CEI shareholders...    688,678
     Non employee stock options.............................    117,500
     Employee stock options.................................  3,902,418
     Shares contingently issuable under other earnout
      provisions............................................     70,000
     Warrants issued to convertible debenture holders.......    895,000
     Convertible debentures.................................  1,228,733
                                                              ---------
                                                              6,902,329
                                                              =========

8. NON-RECURRING RESTRUCTURING AND MERGER CHARGES IN 1999

     In conjunction with the significant acquisitions in each division during the first quarter of 1999, the Company committed to a plan to restructure and consolidate its two operating divisions and facilities. As part of this plan, the plastic lumber division discontinued the labor intensive flow mold process and converted entirely to the more efficient continuous extrusion method of manufacturing plastic lumber. As a result, the Company recorded the following charges during the first quarter of 1999:

Write-down of flow mold inventory to its raw material
  value.....................................................  $2,025,000
Write-down of flow mold equipment to its salvage value......   1,315,000
Severance costs in connection with the restructuring........   1,075,000
Exit costs in connection with the restructuring.............   1,330,000
                                                              ----------
                                                              $5,745,000
                                                              ==========

     Of the total charges recorded $4,365,000 was recorded by the plastic lumber division and $1,380,000 was recorded by the environmental division. The write-down of flow mold inventory was recorded as a component of gross profit within the accompanying consolidated statement of operations. Severance costs
relates to the   employees from plants that were planned to be closed during the years. Exit costs consist primarily of lease termination and idle plant costs during the changeover.

     During 1999, the Company terminated   employees and paid $697,000 in
severance costs. In addition, the Company charged $973,000 to the exit cost accrual primarily for lease termination and idle plant costs. As of December 31, 1999, the Company has approximately $378,000 remaining in severance reserves and approximately $357,000 remaining in exit cost reserves, which are primarily for lease termination costs.

     As a result of the June 1999 merger with Barbella, the September 1999 mergers with Ecosource and Eureka, and the December 1999 merger with Clean Rock a total charge of $1,845,000 was recorded in 1999 for merger related costs.

9. EMPLOYEE BENEFIT PLANS

     The Company has defined contribution 401(k) and profit sharing plans that cover substantially all employees who have met the eligibility requirements. Employees may contribute up to the maximum allowable under current regulations to the 401(k). There are no employee contributions to the profit sharing plan. The Company's contribution to each plan is at the discretion of the Company. The Company contributed $132,493 and $5,772 in 1999 and 1998, respectively.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

10. INCOME TAXES

     The provision for income taxes (benefit) includes federal and state taxes currently payable and those deferred because of temporary differences between financial statement and tax basis of assets and liabilities. The components of the provision for income taxes (benefit) included in the consolidated statements of operations is as follows:

                                                           1999        1998
                                                        ----------   ---------
Current:
     Federal..........................................  $  178,647   $ 485,595
     State............................................     404,204     313,968
                                                        ----------   ---------
                                                           582,851     799,563
                                                        ----------   ---------
Deferred:
     Federal..........................................   1,225,417    (563,758)
     State............................................     (77,268)   (297,986)
                                                        ----------   ---------
                                                         1,148,149    (861,744)
                                                        ----------   ---------
                                                        $1,731,000   $ (62,181)
                                                        ==========   =========

     The provision for income taxes (benefit) differed from the amount obtained by applying the federal statutory income tax rate to pre-tax accounting income
(loss), as follows:

                                                           1999        1998
                                                        ----------   ---------
Tax at statutory rate of 34%..........................  $1,659,136   $  82,246
State taxes, net of Federal benefit...................     198,518      10,820
Nondeductible goodwill amortization...................     656,910     155,601
Earnings of Pooled Sub S corporations.................    (223,412)   (157,494)
Increases (decreases) in valuation reserves...........    (435,500)     39,957
Other.................................................    (124,652)   (193,311)
                                                        ----------   ---------
     Income tax expense (benefit).....................  $1,731,000   $ (62,181)
                                                        ==========   =========

     In 1999 the Company used approximately $8,200,000 of Federal net operating loss carryforwards to reduce taxes that would otherwise be payable. For financial reporting purposes a valuation allowance of $2,824,000 had been established to offset the net deferred tax assets related to these carryforwards at December 31, 1998. With the realization of the tax benefit of these loss carryforwards in 1999, the valuation allowance was no longer needed and $2,388,500 of the reduction in the valuation allowance was recorded as a reduction of acquired intangible assets in 1999. The remaining $435,500 decrease in the valuation allowance was recorded as a reduction of income tax expense in 1999.

     The Company also realized $1,084,796 of tax benefits related to the exercise of non qualified stock options. The $1,084,796 of tax benefits and $1,439,966 net proceeds on the exercise of stock options was recorded as additional paid in capital in 1999.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                 1999          1998
                                                              -----------   -----------
Deferred tax assets:
Goodwill....................................................  $ 2,994,000   $   409,000
Merger reserves and accrued expenses........................    1,176,000       113,000
Allowance for doubtful accounts.............................      383,000       173,000
Original issue discount on debentures.......................      289,000            --
Net operating loss..........................................    1,134,000     2,565,000
Inventory overhead..........................................      252,000        57,000
Other.......................................................       74,000         6,000
                                                              -----------   -----------
          Total deferred tax assets.........................    6,302,000     3,323,000
Less valuation allowance....................................           --    (2,834,000)
                                                              -----------   -----------
          Net deferred tax asset............................    6,302,000       499,000
Deferred tax liabilities:
Property and equipment basis difference.....................    6,585,000       219,000
Goodwill on asset purchases.................................      250,000            --
Long term contracts.........................................      226,000       360,000
Other.......................................................      178,000       430,000
                                                              -----------   -----------
          Total gross deferred tax liabilities..............    7,239,000     1,009,000
                                                              -----------   -----------
          Deferred tax liabilities, net.....................  $   937,000   $   510,000
                                                              ===========   ===========

11. RELATED PARTY TRANSACTIONS

     In 1999 and 1998, the Company borrowed up to $2,400,000 under a $2,500,000 line of credit agreement from a company controlled by a member of the Board of Directors and his family. The line of credit bears interest at prime plus 1% and expires on June 30, 2001. At December 31, 1999 $1,500,000 was outstanding under the line. No balance was outstanding at December 31, 1998. The Company paid $109,933 and $171,849 in interest on this line in 1999 and 1998, respectively.

     On February 2, 1999 the Stout Partnership made a $5,000,000 unsecured loan to the Company. The loan bears interest at 10% and matures on June 30, 2001. The proceeds were used in the purchase of Eaglebrook. The Stout Partnership borrowed the $5,000,000 from PNC Bank and the individual partners have personally guaranteed the loan. At December 31, 1999, the balance outstanding on this loan was $4,500,000. The Company paid $321,644 in interest on this loan in 1999.

     In June 1999 the Company entered into an agreement to charter air services from a company owned by a director. Under the agreement a dedicated number of hours of flight time is available to the company for $50,000 per month plus expenses over the term of the agreement which expires on June 30, 2001. The Company leases approximately 3,240 square feet of office space for $51,000 per year from that same director. The lease expires in October 2004.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

12. COMMITMENT AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, equipment, manufacturing facilities, and land under non-cancelable operating leases that expire at various dates through year 2028. Rent expense for all operating leases for the years ended December 31, 1999 and 1998 was approximately $2,186,000 and $1,013,000, respectively. Future minimum payments are as follows for the year ending December 31:

2000........................................................  $ 2,512,000
2001........................................................    1,874,000
2002........................................................    1,422,000
2003........................................................    1,161,000
2004........................................................      768,000
Thereafter..................................................    5,505,000
                                                              -----------
          Total.............................................  $13,242,000
                                                              ===========

     The Company leases approximately 7.5 acres of land at its Delaware soil recycling facility at a rental of $1.00 per ton of soil received with a minimum rental of $50,000 per year. Rent expense under this lease was $190,000 and $219,986 in 1999 and 1998, respectively. The lease was renewed for five years in 1998 and contains two five-year renewal options. The lessor has the right and option at the time of renewal to require the Company to purchase the property at a purchase price of $100,000 per acre subject to annual escalation based on the Consumer Price Index from inception of the lease. The Company currently leases approximately 5 acres of land under the New Jersey soil recycling facility. The lease term is 30 years with two renewal options.

EMPLOYMENT AGREEMENTS

     At December 31, 1999, the Company had employment agreements with certain officers and key employees. Salaries and benefits expense recorded under the Agreements totaled approximately $2,544,000 and $1,714,000 during years ended December 31, 1999 and 1998, respectively. Future minimum payments under these employment agreements are as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                      ----------
  2000......................................................  $3,398,000
  2001......................................................   3,105,000
  2002......................................................   1,431,000
  2003......................................................      46,000
  2004......................................................          --
                                                              ----------
                                                              $7,980,000
                                                              ==========

LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

     A lawsuit was filed against the Company's former Chairman in a matter entitled, Waste Management, Inc. vs. Paolino, et al, U.S. District Court, District of Delaware. Mr. Paolino and others have filed a lawsuit against Waste Management, Inc. Mr. Paolino resigned from the Board of Directors effective March 29, 2000. This dispute between Waste Management, Inc. and Mr. Paolino and others may continue for a long period of time. The effects of this litigation may have wide ranging implications on the Company which may result in material adverse effects upon the business, financial condition and/or operating results which cannot be reasonably foreseen at the current time.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

     Although the Company is not a named party in either of these lawsuits, it is not possible to predict the implications of these lawsuits upon the Company. The Company has not established reserves on its Balance Sheet for any pending or threatened litigation.

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

                                                         MAINTENANCE   ROYALTY
                                                             FEE         FEE
                                                         -----------   --------
2000...................................................     10,000       60,000
2001...................................................     10,000       60,000
2002...................................................     10,000       60,000
2003...................................................     10,000       60,000
Thereafter.............................................     60,000      340,000
                                                          --------     --------
                                                         1$00,000..    $580,000
                                                          ========     ========

     The Company had minimal initial product sales in 1998 and paid $21,667 of maintenance and prorated royalty fees in 1998 after the initial shipments of railroad ties were made to potential customers for testing. The company had no sales in 1999.

EQUIPMENT PURCHASE COMMITMENTS

     At December 31, 1999 the Company has outstanding commitments to purchase plastic lumber extrusion and processing equipment totaling $4,744,000, including $4,206,000 in accounts payable for equipment received but not installed at December 31, 1999.

ROYALTY AGREEMENT

     Carteret Biocycle Corp. ("CBC") has a license and operating agreement with SD&G Aggregates, Inc. ("SD&G") to conduct remediation of contaminated soils. The Company pays SD&G a royalty of 2% of CBC's sales. CBC commenced operations in July 1998 and recorded royalty expense of $77,790 and $33,360 in 1999 and 1998, respectively.

13. SEGMENT REPORTING

     The Company's sales generating operations are conducted through its Plastic Lumber Division and its Environmental Recycling Division. Separate monthly consolidated financial statements are prepared for each division. There are no inter segment or foreign revenues. The corporate administrative expenses consist of the executive officers of the Company and include the legal, accounting and enterprise wide cash management functions and public company expenses. Substantially all of the debt and related interest expense is also retained at corporate. The corporate administrative and interest expenses are not allocated to the two Divisions for management reports. The operating income of each of the Divisions is the principal measurement tool used to manage the two segments. The operating results of each segment, excluding the aforementioned non-recurring merger and restructuring, inventory and equipment revaluation charges, and the reconciliation of

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES each element to the consolidated statement of operations for each of the years ended December 31, 1999 and 1998 follows (in thousands):

                                                           1999         1998
                                                        ----------   ----------
Revenues:
Environmental recycling...............................  $   85,498   $   51,544
Plastic lumber........................................      53,046       21,250
                                                        ----------   ----------
                                                        $138,544,..  $   72,794
                                                        ==========   ==========
Operating income (loss):
Environmental recycling...............................  $   12,353   $    3,824
Plastic lumber........................................       7,649         (622)
Corporate.............................................      (2,174)      (1,514)
                                                        ----------   ----------
                                                        $   17,828   $    1,688
                                                        ==========   ==========
Depreciation and amortization:
Environmental recycling...............................  $    2,525   $    1,272
Plastic lumber........................................       2,551        1,368
Corporate.............................................         293          170
                                                        ----------   ----------
                                                        $    5,369   $    2,810
                                                        ==========   ==========

     Information with respect to assets and capital expenditures of the segments and reconciliation to the financial statements is set forth below (in thousands):

                                                           1999         1998
                                                        ----------   ----------
Segment assets at December 31:
Environmental recycling...............................  $   85,045   $   36,716
Plastic lumber........................................      77,471       24,091
Corporate.............................................       3,795        2,529
                                                        ----------   ----------
                                                        $  166,311   $   63,326
                                                        ==========   ==========
Capital expenditures for the years ended December 31:
Environmental recycling...............................  $   10,745   $    5,572
Plastic lumber........................................      21,040        2,892
Corporate.............................................         125           23
                                                        ----------   ----------
                                                        $   31,910   $    8,487
                                                        ==========   ==========

14. SUBSEQUENT EVENTS

ACQUISITION OF BARON'S IN 2000

     On February 10, 2000, the Company acquired the assets of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets, for 300,000 shares of common stock.. Baron operates facilities in Denver, CO and Reidsville, NC. Both plants manufacture tier and slip sheets that are used in handling freight. The Company manufactures similar products in its Chicago facility.

                U.S. PLASTIC LUMBER CORPORATION AND SUBSIDIARIES

ISSUANCE OF ADDITIONAL CONVERTIBLE SUBORDINATED DEBENTURES AND PARTIAL CONVERSION OF OLD DEBENTURES IN 2000

     On February 2, 2000 the Company issued an additional $7,500,000 of 5% Convertible Subordinated debentures to the holder of 61.54% of the debentures outstanding at December 31, 1999. The debentures have substantially the same terms as the existing debentures with the following differences:

          - The conversion price is the lower of $10.09 or the current market price but not less than $8.25.

          - The debenture holder can force the Company to redeem the debentures at a 10% premium after one year if the market price stays below $8.25 for 10 consecutive trading days

          - The Company can force conversion of the debentures if the market price stays above $16.84 for 20 consecutive trading days

     In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09. The Company has filed a Registration statement with the SEC to register the shares underlying the debenture and warrant agreements.

     On March 1, 2000 this same debenture holder converted all $4,000,000 of its debentures and unpaid interest from December 31, 1999 to March 1, 2000 into 762,462 shares of common stock.