Form 10-Q
period 2000-03-31
U S PLASTIC LUMBER CORP
filed 2000-05-16
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED MARCH 31, 2000

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23855

                           U.S. PLASTIC LUMBER CORP.
                        (Name of issuer in its charter)

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

     The number of shares outstanding of the registrant's common stock as of April 30, 2000 is 33,821,545 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  UNAUDITED FINANCIAL INFORMATION
Item 1. Financial Statements:
  Condensed Consolidated Balance Sheets as of March 31, 2000
     and December 31, 1999..................................    3
  Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 2000 and 1999.............    4
  Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2000 and 1999.............    5
  Notes to Condensed Consolidated Financial Statements......    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   10
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings...................................   13
Item 2. Changes in Securities and Use of Proceeds...........   14
Item 6. Exhibits and Reports on Form 8-K....................   14
SIGNATURES..................................................   15

FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, exposure on providing extended warranties on products, access to capital, demand for products and services of the Company, dilution, expertise, newly developing technologies, loss of permits, conflicts of interest in related party transactions, regulatory matters, environmental liability, the occurrence of events not covered by insurance, a substantial increase in interest rates, protection of technology, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the inability to implement our growth strategy, operating hazards, seasonality, inability to retain key employees, the effects of competition and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to condensed consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                    PART I.  UNAUDITED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                  2000           1999
                                                              ------------   ------------
                                                               UNAUDITED
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,685,154   $  1,807,588
  Accounts receivable, net of allowance for doubtful
     accounts of $1,379,088 and $1,139,870 in 2000 and 1999,
     respectively...........................................    33,127,687     32,915,420
  Inventories...............................................    10,211,528      7,339,543
  Prepaid expenses and other assets.........................     2,860,965      2,636,812
                                                              ------------   ------------
          Total current assets..............................    47,885,334     44,699,363
Property, plant and equipment (net).........................    93,154,534     80,423,952
Acquired intangibles (net)..................................    37,312,677     35,837,568
Other assets................................................     4,987,125      5,350,549
                                                              ------------   ------------
          Total assets......................................  $183,339,670   $166,311,432
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 16,253,290   $ 20,180,807
  Notes and capital leases payable, current portion.........     7,748,994      5,867,779
  Accrued expenses..........................................     4,204,532      4,111,309
  Restructuring reserves....................................       518,079        734,661
  Other liabilities.........................................     1,275,102      1,615,800
                                                              ------------   ------------
          Total current liabilities.........................    29,999,997     32,510,356
Notes and capital leases payable, net of current portion....    46,497,088     36,322,452
Notes payable, affiliates-long term.........................     7,000,000      6,000,000
Deferred income taxes and other liabilities.................     1,189,309      1,718,061
Minority interest...........................................       250,165        250,165
Convertible subordinated debentures, net of unamortized
  discount..................................................    10,000,000      6,500,000
                                                              ------------   ------------
          Total liabilities.................................    94,936,559     83,301,034
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  10% Convertible preferred stock, par value $.001;
     authorized 5,000,000 shares; issued and outstanding
     none...................................................            --             --
  Common stock par value $.0001, authorized 50,000,000
     shares; issued and outstanding 33,823,545 and
     32,077,632 shares, respectively........................         3,382          3,208
  Additional paid-in capital................................    87,043,957     81,171,322
  Retained earnings.........................................     1,355,772      1,835,868
                                                              ------------   ------------
          Total stockholders' equity........................    88,403,111     83,010,398
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $183,339,670   $166,311,432
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                             RESTATED
                                                                 2000          1999
                                                              -----------   -----------
Sales, net..................................................  $30,404,061   $24,971,430
Cost of goods sold..........................................   24,886,713    18,096,582
Inventory revaluation charge................................           --     2,025,000
                                                              -----------   -----------
  Gross profit..............................................    5,517,348     4,849,848
Selling, general and administrative expenses................    5,313,159     4,733,877
Restructuring and equipment revaluation charges.............           --     3,720,000
                                                              -----------   -----------
  Operating income (loss)...................................      204,189    (3,604,029)
Interest and other income...................................        3,852        72,952
Interest expense............................................     (982,388)   (1,695,796)
                                                              -----------   -----------
  Loss before income taxes..................................     (774,347)   (5,226,873)
Provision for (benefit from) income taxes...................     (294,252)      118,495
                                                              -----------   -----------
  Net loss..................................................     (480,095)   (5,345,368)
Preferred stock dividend earned.............................           --      (169,612)
                                                              -----------   -----------
  Net loss attributable to common stockholders..............  $  (480,095)  $(5,514,980)
                                                              ===========   ===========
Net loss per share -- basic and diluted.....................  $      (.01)  $      (.23)
                                                              ===========   ===========
Weighted average common shares outstanding -- basic and
  diluted...................................................   33,150,849    23,480,377
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                               RESTATED
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $   (480,095)    (5,345,368)
                                                              ------------   ------------
  Adjustments to reconcile net loss to net cash (used in)
     operating activities:
     Depreciation...........................................     1,026,207        918,354
     Amortization...........................................       458,414        204,629
     Amortization of deferred financing and debenture
      discount costs........................................       120,169        914,124
     Restructuring charge-inventory revaluation.............            --      2,025,000
     Restructuring charge above (below) payments-other......      (216,582)     3,226,623
     Income taxes paid (above) below provision in statement
      of operations.........................................      (299,362)            --
     Expense related to common shares issued to employees
      and nonemployees......................................        25,827             --
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................       962,934     (1,484,830)
       Inventories..........................................    (2,394,555)       413,461
       Prepaid expenses and other current assets............      (407,368)      (234,542)
       Other assets.........................................        33,444         (8,338)
       Accounts payable.....................................        72,485      1,630,143
       Other liabilities....................................      (340,699)       609,959
       Accrued expenses.....................................      (299,562)   (1 ,077,721)
                                                              ------------   ------------
          Net cash provided by (used in) operating
             activities.....................................    (1,738,744)     1,791,494
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (14,660,012)    (2,368,082)
  Cash paid for acquisitions, net of cash received..........       (38,940)    (8,892,314)
  Payments of deferred dredging costs.......................      (420,304)            --
                                                              ------------   ------------
          Net cash used in investing activities.............   (15,119,256)   (11,260,396)
                                                              ------------   ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants and options, net of
      costs.................................................       621,730        100,000
     Proceeds from sale of debentures.......................     7,500,000      2,500,000
     Advances (repayment of) due to affiliates..............     1,000,000      6,330,999
     Proceeds from notes payable............................    12,476,069      7,561,731
     Payment of deferred financing costs....................      (190,018)      (413,363)
     Payments of notes payable..............................    (4,672,215)    (6,226,937)
                                                              ------------   ------------
          Net cash provided by financing activities.........    16,735,566      9,852,430
                                                              ------------   ------------
  Net change in cash and cash equivalents...................      (122,434)       383,528
  Cash and cash equivalents, beginning of period............     1,807,588      3,052,518
                                                              ------------   ------------
  Cash and cash equivalents, end of period..................  $  1,685,154   $  3,436,046
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

     U.S. Plastic Lumber Corp. and its subsidiaries (the "Company") are engaged in the manufacturing of plastic lumber from recycled plastic waste and provide environmental recycling services including the recycling of soils which have been exposed to hydrocarbons. The Company's plastic lumber customers are located throughout the United States. The Company's environmental recycling services' customers are located primarily in the Northeastern United States.

BASIS OF PRESENTATION

     The Company's condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission (SEC) for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB as filed with the SEC for the year ended December 31, 1999.

     In the opinion of the Company, the interim statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     After March 31, 1999 the Company acquired four companies that were accounted for under the pooling of interests accounting method. Accordingly, the 1999 financial statements have been restated to include the applicable amounts for the pooled companies as if the acquisitions had taken place on January 1, 1999.

2.  ACQUISITION OF BARON ENTERPRISES, INC.

     On February 10, 2000, the Company acquired certain assets and assumed certain liablities of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets used in handling freight. Baron operates facilities in Denver, CO and Reidsville, NC. Both plants manufacture tier and slip sheets that are. Baron's products are s similar products in its Chicago facility. The acquisition was accounted for as a purchase. Accordingly the $1,635,147 excess of the purchase price over the value of the net tangible assets acquired is included in acquired intangibles as of March 31, 2000 and is being amortized over 40 years.

     A summary of the allocation of the $2,105,000 aggregate purchase price of the Baron acquisition to the net assets acquired follows:

Working capital.............................................  $ 1,540,072
  Long-term assets..........................................    3,096,778
  Long-term debt............................................   (4,166,997)
  Acquired intangibles......................................    1,635,147
                                                              -----------
  Aggregate purchase price..................................  $ 2,105,000
                                                              ===========

3.  CAPITAL STOCK AND EARNOUT AGREEMENT

     In January 2000, the Company issued 632,833 shares to certain shareholders who accepted the Company's offer to settle certain earnout agreements related to the Company's merger with Clean Earth, Inc. in 1996. The Company has included the $5,166,005 value of the shares issued in acquired intangibles and additional paid in capital on the balance sheet as of December 31, 1999. The Company is amortizing the

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

$5,166,005 over 17 years as additional cost of the merger of the Company with Clean Earth, Inc. Amortization expense relating to the settlement was approximately $76,000 in the first quarter of 2000 (none in first quarter of 1999).

4.  CONTINGENCIES

     A lawsuit was filed against the Company's former Chairman in a matter entitled, Waste Management, Inc. vs. Paolino, et al, U.S. District Court, District of Delaware. Mr. Paolino and others have filed a lawsuit against Waste Management, Inc. The parties to these lawsuits have dismissed their pending claims without prejudice in Federal court and agreed to submit all claims to non-binding mediation. This dispute between Waste Management, Inc. and Mr. Paolino and others may continue for a long period of time.

     Although the Company was not a named party in either of these lawsuits, it is not possible to predict the implications of these disputes upon the Company. The effects of this dispute may have wide ranging implications on the Company which may result in material adverse effects upon the business, financial condition and/or operating results which cannot be reasonably foreseen at the current time.The Company has not established reserves on its Balance Sheet for any pending or threatened litigation.

5.  CONVERTIBLE SUBORDINATED DEBENTURES

     On February 2, 2000 the Company issued an additional $7,500,000 of 5% convertible subordinated debentures to the holder of 61.54% of the debentures outstanding at December 31, 1999. The debentures have substantially the same terms as the existing debentures with the following differences:

     - The conversion price is the lower of $9.65 or the current market price but not less than $8.25.

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

     On March 1, 2000 this same debenture holder converted all $4,000,000 of its old debentures and $33,440 of unpaid interest from January 1 2000 to March 1, 2000 into 762,465 shares of common stock at the $5.29 conversion price. The $614,792 pro rata portion of unamortized debenture issue costs was charged to additional paid-in-capital on March 1, 2000. (See note 8 Subsequent Event for conversion of the remaining old debentures outstanding as of March 31, 2000.)

6.  RESTRUCTURING RESERVES

     As of December 31, 1999 the Company had approximately $378,000 in severance reserves and $357,000 in exit costs reserves remaining from the $5,745,000 restructuring charge recorded in the first quarter of 1999. In the first quarter of 2000 the Company paid approximately $154,000 of severance costs and approximately $63,000 of exit costs. As of March 31, 2000 the Company has approximately $224,000 remaining in severance reserves and approximately $294,000 remaining in exit cost reserves.

7.  SEGMENT REPORTING

     The Company's sales generating operations are conducted through its Plastic Lumber Division and its Environmental Recycling Division. A $4,365,000 restructuring charge was recorded by the Plastic division in

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES the first quarter of 1999 and a $1,380,000 restructuring charge was recorded by the Environmental Recycling Division. The operating results of the two segments excluding the aforementioned restructuring charges are as follows (in thousands):

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Sales:
  Environmental recycling...................................  $ 13,763     $ 15,279
  Plastic lumber............................................    16,641        9,692
                                                              --------     --------
          Total Sales.......................................  $ 30,404     $ 24,971
                                                              ========     ========
Operating Income (Loss) by Segment:
  Environmental recycling...................................  $   (299)    $  1,560
  Plastic lumber............................................     1,188        1,046
  Corporate.................................................      (685)        (465)
                                                              --------     --------
          Total.............................................  $    204     $  2,141
                                                              ========     ========
Depreciation and amortization:
  Environmental recycling...................................  $    664     $    512
  Plastic lumber............................................       706          572
  Corporate.................................................       114           47
                                                              --------     --------
          Total.............................................  $  1,484     $  1,131
                                                              ========     ========

     The identifiable assets of the respective segments is set forth below (in thousands):

                                                              MARCH 31,    DEC. 31,
                                                                2000         1999
                                                              ---------    --------
Identifiable assets:
  Environmental recycling...................................  $ 69,547     $ 72,234
  Plastic lumber............................................   109,836       90,181
  Corporate.................................................     3,442        3,796
                                                              --------     --------
          Total.............................................  $182,825     $166,311
                                                              ========     ========

     The capital expenditures of the respective segments are set forth below (in thousands):

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Capital Expenditures:
  Environmental recycling...................................  $  1,254     $  1,574
  Plastic lumber............................................    12,438          751
  Corporate.................................................         3           --
                                                              --------     --------
          Total.............................................  $ 13,695     $  1,776
                                                              ========     ========

8.  SUBSEQUENT EVENT

     On May 5, 2000 the holder of the remaining 38.46% of debentures outstanding at December 31, 1999 converted its $2,500,000 debentures and $12,671 of unpaid interest from April 1, 2000 through May 4, 2000 into 930,620 shares of common stock at 90% of $3 per share, the lowest trading price in the 5 trading days before the conversion. The $373,000 of unamortized debenture issue costs related to the converted debentures will be charged to additional paid-in-capital on May 5, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the three month periods ended March 31, 2000 and 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which are included elsewhere herein.

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

     The Environmental Recycling Division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. The Division also operates four plants providing various methods to remediate soil brought to the plants by third parties as well as its sister environmental service companies.

ACQUISITION COMPLETED DURING THE THREE MONTHS ENDED MARCH 31, 2000

     On February 10, 2000, the Company acquired certain assets and assumed certain liabilities of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets, for 209,447 shares of common stock. Baron operates facilities in Denver, CO and Reidsville, NC. Both plants manufacture tier and slip sheets that are used in handling freight. The Company manufactures similar products in its Chicago facility. The acquisition was accounted for as a purchase. Accordingly, the February and March 2000 results of operations of Baron are included in the consolidated results of operations for the three months ended March 31, 2000.

NON RECURRING RESTRUCTURING CHARGE IN 1999

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
                                                              ----------
                                                              $5,745,000
                                                              ==========

         COMPARISON OF THE FIRST QUARTERS ENDED MARCH 31, 2000 AND 1999

     The following table sets forth revenue, with percentages of total revenue, and costs of sales, depreciation, selling, general and administrative expenses and amortization, along with percentages of the applicable segment revenue, for each of the Company's two business segments. The following amounts do not include aforementioned non-recurring restructuring, inventory and equipment revaluation charges. The amounts for 1999 have been restated to reflect the pooled results of mergers subsequent to March 31, 1999 as if the mergers had taken place on January 1, 1999 (see note 2 to Condensed Consolidated Financial Statements.

                                                             FIRST QUARTER ENDED MARCH 31,
                                                          ------------------------------------
                                                           2000        %       1999        %
                                                          -------    -----    -------    -----
                                                                 (DOLLARS IN THOUSANDS)
Sales:
  Plastic Lumber........................................  $16,641     54.7%   $ 9,692     38.8%
  Environmental Recycling...............................   13,763     45.3     15,279     61.2
                                                          -------    -----    -------    -----
          Total sales...................................   30,404    100.0     24,971    100.0
Cost of Sales (excluding depreciation):
  Plastic Lumber........................................   12,313     74.0      6,116     63.1
  Environmental Recycling...............................   11,609     84.3     11,117     72.8
Depreciation:
  Plastic Lumber........................................      581      3.5        466      4.8
  Environmental Recycling...............................      437      3.2        455      3.0
  Corporate.............................................        8      0.0          8      0.0
Selling, General and Administrative (excluding
  amortization):
  Plastic Lumber........................................    2,434     14.6      1,958     20.2
  Environmental Recycling...............................    1,789     13.0      2,090     13.7
  Corporate.............................................      571      1.9        418      1.7
Amortization:
  Plastic Lumber........................................      125       .8        106      1.1
  Environmental Recycling...............................      227      1.6         57       .4
  Corporate.............................................      106       .3         39       .2
                                                          -------    -----    -------    -----
          Total Operating Expenses......................   30,200     99.2     22,830     91.4
                                                          -------    -----    -------    -----
          Total Operating Income........................  $   204       .7%   $ 2,141      8.6%
                                                          =======    =====    =======    =====
Operating Income (Loss) by Segment:
  Plastic Lumber........................................  $ 1,188      7.1      1,046     10.8
  Environmental Recycling...............................     (299)   (2.2)      1,560     10.2
  Corporate.............................................     (685)   (2.3)       (465)   (1.9)
                                                          -------    -----    -------    -----
          Total Operating Income........................  $   204       .7%   $ 2,141      8.6%
                                                          =======    =====    =======    =====

CONSOLIDATED SALES AND OPERATING INCOME

     Consolidated sales increased 22% to $30,404,000 for 2000 from $24,971,000 in 1999. The 72% increase in sales in the Plastic Lumber Division more than offset the 10% decline in sales in the Environmental Recycling Division. Almost all of the Plastic Lumber Division sales increase was from internal growth. Consolidated operating income declined by $ 1,937,000 to $204,000 for 2000 compared to $ 2,141,000 in 1999. The decline in operating income was almost entirely in the Environmental Recycling Division. The abnormally wet winter weather in the northeastern states and delay in starting dredging contracts combined with lower profit margin replacement work negatively impacted the Environmental Recycling Division results. As the new Plastic Lumber Division equipment in Illinois, Florida and California come on stream and the large dredging contract start up, the Company expects operating income to improve in the remainder of 2000.

SALES BY SEGMENT

     Plastic Lumber Division sales increased 72% to $16,641,000 in 2000 compared to $9,692,000 in 1999. All but $2,027,000 of the $6,949,000 increase in sales was attributable to internal growth.

     Environmental Recycling Division sales for 2000 were $13,763,000, a decline of $1,516,000 or 10% from the $15,279,000 for the first quarter of 1999. The abnormally wet weather affected all of the soil recycling plants. Also, the Soil Remediation of Philadelphia (SRP) facility was shutdown to retrofit it to process additional waste streams under its expanded permit.

GROSS PROFIT (BEFORE DEPRECIATION) BY SEGMENT

     Plastic Lumber Division gross profit increased by $752,000 with most of the increase coming from the acquisition of the net assets of Baron in February 10, 2000. The gross profit margin declined from 37% of sales to 26% of Plastic Lumber Sales primarily due to the increase in raw material costs. The new equipment coming on stream produces higher profit margin products. The gross profit margins should improve in the remainder of 2000 as the mix of sales shifts to higher gross margin products and more of the raw material cost increases are passed through to customers.

     Environmental Recycling Division gross profit declined $2,008,000 from $4,162,000 in 1999 to $2,154,000 in 2000. The gross margin as a percent of sales declined from 27% in 1999 to 16% in 2000. The unusually wet winter reduced the soil coming to the Clean Earth New Castle, Clean Rock and SRP facilities. Also the SRP facility was down for an extended period to retrofit it for new waste streams. The wet weather also impacted the Company's construction services sales. The replacement revenues for the construction services were for lower profit margin business. The Company expects improvement in profit margins with the new dredging work commencing in the second quarter and all soil processing plants operating near full capacity to spread fixed costs over a much larger revenue base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")

     Consolidated SG&A expenses excluding depreciation and amortization increased $328,000 to $4,794,000 for 2000 from $4,466,000 in 1999. However, as a percentage of consolidated sales, SG&A expenses improved from 17.9% for 1999 to 15.8% in 2000 due to increased sales in the Plastic Lumber Division. The Environmental Recycling Division S,G& A expenses improved slightly from 13.7% of revenues in 1999 to 13.0% of revenues in 2000. The lower fixed S,G&A expenses in 2000 as a result of the 1999 restructuring more than offset the effect of reduced revenues in the Environmental Recycling Division.

INTEREST EXPENSE

     Interest expense was essentially unchanged in 2000 compared to 1999 after excluding the $722,000 write off in 1999 of discount assigned to the $6,500,000 convertible subordinated debentures proceeds in December 1998 and January 1999. The $722,000 was assigned to the favorable conversion feature of the debentures and was included in interest expense on January 27, 1999, the earliest date the debentures could be converted. There was no similar charge on the $7,500,000 of debenture proceeds in 2000 because the new debentures do not contain a favorable conversion feature .

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $97,000 or 10% in 2000 compared to 1999. Most of the plant equipment purchases have not been placed in service as of March 31, 2000. Amortization expense increased $256,000 in 2000 over 1999 due to non compete agreements on pooled companies, additional goodwill from the historical shareholder settlement and permit amortization on the Brass acquisition.

                        LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $1,685,000 at March 31, 2000, a decrease of $122,000 from the $1,807,000 at December 31, 1999. Cash used in operating activities was $1,739,000. The Company built inventories for the spring building season during the first quarter of 2000 and used its revolving credit agreements to finance the increase in inventories.

     Cash used in investing activities was primarily for equipment in the Plastic Lumber Division. The Environmental Recycling Division made capital expenditures in 2000 for plant and equipment totaling $1,316,000 and incurred deferred dredging costs totaling $420,000. The Plastic Lumber Division made machinery and equipment purchases totaling $13,341,000 primarily to expand capacity at the California, Illinois and Florida manufacturing facilities. The Company also used $39,000 of cash to acquire certain net assets of Baron which had plant and equipment valued at $3,097,000 and finance equipment leases thereon totaling $4,166,000.

     Cash provided by financing activities totaled $16,736,000 including $10,000,000 of equipment financing through GE Capital, $7,500,000 of net proceeds from the issuance of 5% convertible subordinated debentures (see Note 5 to Condensed Consolidated Financial Statements), $2,476,000 of additional bank and equipment financing loans and $622,000 net proceeds from exercise of options and warrants. In addition, the Company assumed the aforementioned $4,166,000 of debt owed by Baron on equipment leases. The Company used proceeds of these financings to make principal payments due on debt totaling $4,672,000 in the first quarter of 2000.

     The Company will require additional working capital for the environmental recycling operations, especially for the dredging opportunities being pursued by the Company. The Company anticipates it will need an additional $7,000,000 to finish the expansion of its plastic lumber manufacturing facilities.

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

     In December 1999 a lawsuit was filed against the Company's former Chairman in a matter entitled, Waste Management, Inc. vs. Paolino, et al, U.S. District Court, District of Delaware. Mr. Paolino and others have filed a lawsuit against Waste Management, Inc. All parties to these lawsuits have dismissed their pending claims without prejudice in Federal court and agreed to submit all claims to non-binding mediation. This dispute between Waste Management, Inc. and Mr. Paolino and others may continue for a long period of time. The effects of this dispute may have wide ranging implications on the Company which may result in material adverse effects upon the business, financial condition and/or operating results which cannot be reasonably foreseen at the current time. Although the Company was not a named party in either of these lawsuits, it is not possible to predict the implications of these disputes upon the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Issuances of common shares during the three months ended March 31, 2000 are listed in the following paragraphs.

     209,181 shares of Common Stock were issued as a result of acquisitions.

     137,000 shares of Common Stock were issued as a result of the exercise of stock options and warrants.

     2,734 shares of Common Stock were issued as a result of bonuses and earn outs achieved by employees.

     1,700 shares of Common Stock were issued to outside directors as board compensation for 1999.

     632,833 shares were issued to the Historical Shareholders pursuant to the Settlement Agreements discussed in note 3 of the Condensed Consolidated Financial Statements.

     762,465 shares of Common Stock were issued as a result of a conversion of debentures into equity.

     The Common Stock underlying the stock options was previously registered with the SEC. Some of the stock issued as a result of the acquisitions was previously registered on a Form 4 filed with the SEC that was declared effective on September 3, 1999. The Common Stock issued pursuant to the conversion of debentures has been registered through the filing of a Form S-3 that was deemed effective by the SEC on May 14, 1999.

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

     The cash proceeds from the exercise of stock options and warrants were used for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          10.44 -- Asset Purchase Agreement -- Baron Enterprises, Inc.

          10.45 -- Master Security Agreement -- GE Capital.

          27.1 -- Financial Data Schedule for the three months ended March 31, 2000

     (b) Reports on Form 8-K

          On February 4, 2000 the Company filed an 8K to report a change in Independent Certified Public Accountants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            May 15, 2000                               /s/ MARK S. ALSENTZER
------------------------------------   -----------------------------------------------------
                Date                                    Mark S. Alsentzer,
                                                    Chairman, President and CEO

            May 15, 2000                                /s/ JOHN W. POLING
------------------------------------   -----------------------------------------------------
                Date                                      John W. Poling,
                                                      Chief Financial Officer