Form 10-Q
period 2000-06-30
U S PLASTIC LUMBER CORP
filed 2000-08-14
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-23855

                            U.S PLASTIC LUMBER CORP.
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

Check here whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of June 30, 2000 is 34,763,624 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

PART I. UNAUDITED FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Item 1. Financial Statements:
  Consolidated Balance Sheets as of June 30, 2000 and
     December 31, 1999......................................    3
  Consolidated Statements of Operations for the Three Months
     Ended June 30, 2000 and 1999...........................    4
  Consolidated Statements of Operations for the Six Months
     Ended June 30, 2000 and 1999...........................    5
  Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999...........................    6
  Notes to Consolidated Financial Statements................    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   12

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   14
Item 2. Changes in Securities and Use of Proceeds...........   14
Item 6. Exhibits and Reports on Form 8-K....................   15
SIGNATURES..................................................   15

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, exposure on providing extended warranties on products, access to capital, demand for products and services of the Company, dilution, expertise, newly developing technologies, loss of permits, conflicts of interest in related party transactions, regulatory matters, environmental liability, the occurrence of events not covered by insurance, a substantial increase in interest rates, protection of technology, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the inability to implement our growth strategy, operating hazards, seasonality, inability to retain key employees, the effects of competition, the risks and costs associated with the change in the year 2000 and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to condensed consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                  2000           1999
                                                              ------------   ------------
                                                               UNAUDITED
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $    657,553   $  1,807,588
Accounts receivable, net of allowance for doubtful accounts
  of $1,066,446 and $1,139,870 in 2000 and 1999,
  respectively..............................................    40,873,786     32,915,420
Inventories.................................................    10,350,463      7,339,543
Prepaid expenses and other current assets...................     4,036,770      2,636,812
                                                              ------------   ------------
          Total current assets..............................    55,918,572     44,699,363
Property, plant and equipment (net).........................    98,140,731     80,423,952
Acquired intangibles (net)..................................    36,969,356     35,837,568
Other assets................................................     3,728,872      5,350,549
                                                              ------------   ------------
          Total Assets......................................  $194,757,531   $166,311,432
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 19,958,941   $ 20,180,807
Notes and capital leases payable, current portion...........    16,905,541      5,867,779
Accrued expenses............................................     2,925,687      4,111,309
Restructuring reserves......................................       283,223        734,661
Other liabilities...........................................     1,212,370      1,615,800
                                                              ------------   ------------
          Total current liabilities.........................    41,285,762     32,510,356
Notes and capital leases payable, net of current portion....    47,736,215     36,322,452
Notes payable, affiliates-long term.........................     5,000,000      6,000,000
Convertible subordinated debentures, net of unamortized
  discount..................................................     7,011,077      6,500,000
Deferred income taxes and other liabilities.................     1,471,083      1,718,061
Minority interest...........................................       248,627        250,165
                                                              ------------   ------------
          Total liabilities.................................   102,752,764     83,301,034
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
Common stock par value $.0001, authorized 50,000,000 shares;
  issued and outstanding 34,763,624 and 32,077,632 shares in
  2000 and 1999, respectively...............................         3,477          3,208
Additional paid-in capital..................................    90,039,071     81,171,322
Retained earnings...........................................     1,962,219      1,835,868
                                                              ------------   ------------
          Total stockholders' equity........................    92,004,767     83,010,398
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $194,757,531   $166,311,432
                                                              ============   ============

                 See accompanying notes to financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                             RESTATED
                                                                 2000          1999
                                                              -----------   -----------
Sales, net..................................................  $44,260,376   $36,858,032
Cost of goods sold..........................................   34,629,943    26,166,766
                                                              -----------   -----------
          Gross profit......................................    9,630,433    10,691,266
Selling, general and administrative expenses................    5,718,718     5,293,607
Merger costs................................................           --       595,000
                                                              -----------   -----------
          Operating income..................................    3,911,715     4,802,659
Interest and other income...................................      117,965        69,260
Interest expense............................................    1,250,186     1,319,081
                                                              -----------   -----------
          Earnings before income taxes and extraordinary
            item............................................    2,779,494     3,552,838
Provision for income taxes..................................    1,043,865       271,560
                                                              -----------   -----------
          Earnings before extraordinary item................    1,735,629     3,281,278
Extraordinary loss on early extinguishment of debt, net of
  taxes of $599,514.........................................      939,675            --
                                                              -----------   -----------
          Net earnings......................................      795,954     3,281,278
Preferred stock dividend earned.............................           --       105,188
                                                              -----------   -----------
          Net earnings attributable to common
            stockholders....................................  $   795,954   $ 3,176,090
                                                              ===========   ===========
Net earnings per common share -- Basic:
          Earnings before extraordinary item................  $      0.05   $      0.12
          Loss on early extinguishment of debt..............  $     (0.03)  $        --
                                                              -----------   -----------
          Net earnings per common share.....................  $      0.02   $      0.12
                                                              ===========   ===========
Net earnings per common share -- Diluted:
          Earnings before extraordinary item................  $      0.05   $      0.11
          Loss on early extinguishment of debt..............  $     (0.03)  $        --
                                                              -----------   -----------
          Net earnings per common share.....................  $      0.02   $      0.11
                                                              ===========   ===========
Weighted average common shares outstanding:
          Basic.............................................   34,403,488    26,892,157
          Diluted...........................................   35,095,655    28,983,983

                 See accompanying notes to financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                             RESTATED
                                                                 2000          1999
                                                              -----------   -----------
Sales, net..................................................  $74,664,437   $61,829,462
Cost of goods sold..........................................   59,516,656    44,263,348
Inventory revaluation charge................................           --     2,025,000
                                                              -----------   -----------
       Gross profit.........................................   15,147,781    15,541,114
Selling, general and administrative expenses................   11,031,877    10,027,484
Merger Costs................................................           --       595,000
Restructuring and equipment revaluation charges.............           --     3,720,000
                                                              -----------   -----------
       Operating income.....................................    4,115,904     1,198,630
Interest and other income...................................      121,817       142,212
Interest expense............................................    2,538,232     3,014,877
                                                              -----------   -----------
       Earnings (loss) before income taxes and extraordinary
        item................................................    1,699,489    (1,674,035)
Provision for income taxes..................................      633,463       390,055
                                                              -----------   -----------
       Earnings (loss) before extraordinary item............    1,066,026    (2,064,090)
Extraordinary loss on early extinguishment of debt, net of
  taxes of $599,514.........................................      939,675            --
                                                              -----------   -----------
       Net earnings (loss)..................................      126,351    (2,064,090)
Preferred stock dividend earned.............................           --       274,800
                                                              -----------   -----------
       Net earnings (loss) attributable to common
        stockholders........................................  $   126,351   $(2,338,890)
                                                              ===========   ===========
Net earnings per common share -- Basic:
       Earnings before extraordinary item...................  $      0.03   $     (0.09)
       Loss on early extinguishment of debt.................  $     (0.03)  $        --
                                                              -----------   -----------
       Net earnings per common share........................  $      0.00   $     (0.09)
                                                              ===========   ===========
Net earnings per common share -- Diluted:
       Earnings before extraordinary item...................  $      0.03   $     (0.09)
       Loss on early extinguishment of debt.................  $     (0.03)  $        --
                                                              -----------   -----------
       Net earnings per common share........................  $      0.00   $     (0.09)
                                                              ===========   ===========
Weighted average common shares outstanding:
       Basic................................................   33,772,863    25,195,059
       Diluted..............................................   34,992,873    25,195,059

                 See accompanying notes to financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                RESTATED      RESTATED
                                                                  2000          1999
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................  $    126,351   $(2,064,090)
                                                              ------------   -----------
  Adjustments to reconcile net cash used in operating
     activities:
     Depreciation...........................................     2,236,427     1,987,002
     Amortization...........................................       915,883       437,643
     Loss on early extinguishment of debt...................     1,539,189            --
     Restructuring charge -- inventory revaluation..........            --     4,697,997
     Beneficial conversion feature of convertible
      subordinated debentures...............................       270,946            --
     Reduction of discounts on convertible subordinated
      debentures............................................        86,780            --
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable....................................    (6,783,165)   (9,111,485)
     Inventories............................................    (2,618,990)      (16,743)
     Prepaid expenses and other current assets..............    (1,365,355)      (12,223)
     Other assets...........................................      (398,031)      714,334
     Accounts payable.......................................      (450,867)    2,887,673
     Other liabilities......................................    (1,103,384)      652,744
     Accrued expenses.......................................    (1,427,618)     (218,238)
                                                              ------------   -----------
       Net cash used in operating activities................    (8,971,834)      (45,386)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (17,369,385)   (6,587,726)
  Cash paid for acquisitions, net of cash received..........       (62,297)  (14,592,277)
  Proceeds from the sale of property, plant and equipment...       512,957            --
                                                              ------------   -----------
          Net cash used in investing activities.............   (16,918,725)  (21,180,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
     costs..................................................       617,215       479,504
  Proceeds from the issuance of common stock, net of
     issuance costs.........................................            --     9,045,409
  Proceeds from sale of convertible debentures..............     7,500,000     2,500,000
  Advances from (repayment to) affiliates...................    (1,000,000)    6,154,729
  Proceeds from notes payable...............................    47,936,350    11,706,867
  Payments of notes payable.................................   (30,313,041)   (8,157,601)
                                                              ------------   -----------
          Net cash provided by financing activities.........    24,740,524    21,728,908
                                                              ------------   -----------
Net change in cash and cash equivalents.....................    (1,150,035)      503,519
Cash and cash equivalents, beginning of period..............     1,807,588     3,052,518
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $    657,553   $ 3,556,037
                                                              ============   ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest..................................................  $  2,216,597   $ 2,244,358
  Income taxes..............................................  $     47,426   $   377,124
Capitalized interest as of June 30..........................  $  1,184,318   $        --
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger (Note 3)..............       832,140     5,007,973
  Compensation -- employees and directors...................         5,434         6,908
  Litigation settlements....................................        11,666         3,000
  Conversion of debentures..................................     1,693,085
  Financing fees and other..................................            --        55,450
  Conversion of preferred stock.............................            --     2,008,881

                 See accompanying notes to financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

U.S. Plastic Lumber Corp. and its subsidiaries (the "Company") are engaged in the manufacturing of plastic lumber from recycled plastic waste and provide environmental recycling services. The Company's Plastic Lumber Division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities, made from 100% recycled high density polyethylene. The structural plastic lumber is manufactured under patent-protected processes and is sold to customers located throughout the world.

The Company's Environmental Recycling Division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes and on-site recycling services. The Division also operates four plants providing various methods to remediate soil brought to the facilities by both third parties and other operating units of the Company. The Division's operations and customers are located primarily in the Northeastern United States.

BASIS OF PRESENTATION

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission (SEC) for quarterly reporting. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB as filed with the SEC for the year ended December 31, 1999. Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform with the 2000 presentation.

After June 30, 1999 the Company acquired three companies that were accounted for under the pooling of interests accounting method. Accordingly, the 1999 financial statements have been restated to include the applicable amounts for the pooled companies as if the acquisitions had taken place on January 1, 1999.

The Company restated its results for the three months ending March 31, 2000 to increase interest expense by $306,000 in connection with the beneficial conversion feature and accretion of discounts associated with the $7.5 million convertible debentures issued in February 2000 (see Note 6).

2. ACQUISITION OF BARON ENTERPRISES, INC.

On February 10, 2000, the Company acquired certain assets and certain liabilities of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets used in handling freight. Baron operates facilities in Denver, CO and Reidsville, NC. The acquisition was accounted for as a purchase. Accordingly, the $1,635,147 excess of the purchase price over the value of the net tangible assets acquired is included in acquired intangibles as of June 30, 2000 and is being amortized over 40 years.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

A summary of the allocation of the $2,105,000 aggregate purchase price of the Baron acquisition to the net assets acquired follows:

Working capital.............................................  $ 1,540,072
  Long-term assets..........................................    3,096,778
  Long-term debt............................................   (4,166,997)
  Acquired intangibles......................................    1,635,147
                                                              -----------
     Aggregate purchase price...............................  $ 2,105,000
                                                              ===========

The acquisition was financed primarily through the issuance of 206,573 shares of the Company's common stock.

3. CAPITAL STOCK AND EARNOUT AGREEMENT

In January 2000, the Company issued 632,833 shares to certain shareholders who accepted the Company's offer to settle certain earnout agreements related to the Company's merger with Clean Earth, Inc. in 1996. The Company has included the $5,166,005 value of the shares issued in acquired intangibles and additional paid in capital on the balance sheet as of December 31, 1999. The Company is amortizing the $5,166,005 over 17 years as additional cost of the merger of the Company with Clean Earth, Inc. Amortization expense relating to the settlement was approximately $152,000 in the first six months of 2000, with no such expense in 1999.

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

Although the Company was not a named party in either of these lawsuits, it is not possible to predict the implications of these disputes upon the Company. The effects of this dispute may have wide ranging implications on the Company which may result in material adverse effects upon the business, financial condition and/or operating results which cannot be reasonably foreseen at the current time. The Company has not established reserves on its Consolidated balance sheet for any pending or threatened litigation pertaining to this matter.

5. NOTES AND CAPITAL LEASES PAYABLE

In 1999 and the first six months of 2000, the Company had a line of credit with a division of Southern Pacific Bank ("SPB") whereby borrowings would be collateralized by specific equipment and/or inventory and eligible accounts receivable. On June 30, 2000 the Company terminated the agreement with SPB and entered into a new three-year credit agreement with three banks. The new agreement provides for a $30,000,000 term loan and a $15,000,000 revolving credit line. Under certain conditions, the Company can expand the revolving credit line to $30,000,000. The facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over the Eurodollar deposit rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization. The facility requires the maintenance of defined levels of net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At June 30, 2000, the Company had available borrowings under this facility in the amount of $12,000,000.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

In terminating the previously existing loan agreements, the Company incurred an extraordinary loss for prepayment penalties and the write off of deferred loan costs amounting to $939,675, net of taxes. Proceeds from the new credit facility were used to pay down portions of the Company's existing indebtedness and for general corporate purposes.

Notes payable and capital leases consist of the following:

                                                           JUNE 30, 2000   DECEMBER 31, 1999
                                                           -------------   -----------------
Term loan under credit agreement.........................   $30,000,000                --
Borrowings under revolving credit line...................     3,000,000                --
Receivables and Inventory, Equipment term and Real Estate
  loans under loan agreements with SPB...................            --        27,202,588
Mortgage notes and capital leases payable collateralized
  by certain facilities owned by the Company and its
  subsidiaries...........................................     5,611,710         5,708,961
Other notes and capital leases payable collateralized by
  various equipment of subsidiaries of the Company.......    23,788,421         6,785,320
Note payable assumed in acquisition of Brass Investment
  Co.....................................................       800,000           800,000
Other notes payable......................................     1,441,625         1,693,362
                                                            -----------       -----------
          Total notes payable and capital leases.........    64,641,756        42,190,231
     Less current portion:...............................    16,905,541         5,867,779
                                                            -----------       -----------
                                                             47,736,215       $36,322,452
                                                            ===========       ===========

During the six months ended June 30, 2000, the Company obtained $14,600,000 in new equipment financing in order to finance the expansion of its plastic lumber manufacturing facilities.

6. CONVERTIBLE SUBORDINATED DEBENTURES

On February 2, 2000 the Company issued $7,500,000 of 5% convertible subordinated debentures. The principal terms of the debentures are as follows:

- The conversion price is the lower of $9.65 or the lowest trading price of the Company's common stock during the four trading days prior to the conversion date, but not less than $8.25 (the "minimum floating conversion price").

- If the market price stays below $8.25 for 10 consecutive trading days after the first anniversary of the date of issuance, the holder has the right to a put option. This put option enables the holder to require the Company (at the Company's option) to either repurchase the debentures for cash or reset the minimum floating conversion price of the debentures to zero. If the Company elects to repurchase the debentures for cash, the repurchase price would be equal to 110 percent of the outstanding balance of the debentures plus accrued interest. If the Company elects to reset the minimum floating conversion price of the debentures to zero, the conversion price for the debentures into common stock shall be the lowest trading price between the effective date of the put notice and the fourth trading day immediately following the Company's notification to the holder of its election to reset the minimum floating conversion price.

- The Company can force conversion of the debentures at $9.65 if the market price stays above $16.84 for 20 consecutive trading days.

- The debentures are scheduled to mature on February 2, 2005.

- Under certain circumstances, the debentures can be redeemed for stock, cash or a combination thereof.

In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09 per share. The Company has filed a Registration statement with the SEC to register

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES the shares underlying the debenture and warrant agreements. The Company has recognized a beneficial conversion feature of $270,946 in the first quarter of 2000. The $575,703 value assigned to the warrants and the $750,000 discount attributed to the put feature are reflected as discounts from the face value of the debentures and are being accreted over the term of the debentures.

On March 1, 2000 $4,000,000 of previously issued debentures and $33,440 of unpaid interest were converted into 762,465 shares of common stock at the $5.29 conversion price. On May 5, 2000 $2,500,000 of previously issued debentures and $12,671 of unpaid interest were converted into 930,620 shares of common stock at the conversion price of $2.70 per share. Both debentures were converted in accordance with the terms of the debentures. Unamortized debenture issue costs of $614,792 and $373,000 were charged to additional paid-in-capital on March 1 and May 5 respectively.

7. SEGMENT REPORTING

The Company has two reportable operating segments. The Plastic Lumber Division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities. The Environmental Recycling Division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes and on-site recycling services. In the first quarter of 1999 a $4,365,000 restructuring charge (including $2,025,000 for inventory revaluation) was recorded by the Plastic Lumber Division and a $1,380,000 restructuring charge was recorded by the Environmental Recycling Division. In the second quarter of 1999 the Environmental Recycling Division incurred merger costs in the amount of $595,000 in connection with the Barbella transaction. The operating results of the two segments excluding the aforementioned restructuring and merger expenses are as follows (in thousands):

                                                             FOR THE THREE       FOR THE SIX
                                                              MONTHS ENDED       MONTHS ENDED
                                                                JUNE 30,           JUNE 30,
                                                            ----------------   ----------------
                                                             2000      1999     2000      1999
                                                            ------    ------   ------    ------
Sales:
  Environmental recycling.................................  21,130    21,978   34,893    37,257
  Plastic Lumber..........................................  23,130    14,880   39,771    24,572
                                                            ------    ------   ------    ------
          Total...........................................  44,260    36,858   74,664    61,829
                                                            ======    ======   ======    ======
Operating Income (Loss):
  Environmental recycling.................................   2,910     3,500    2,611     5,060
  Plastic Lumber..........................................   1,709     2,361    2,898     3,408
  Corporate...............................................    (707)     (464)  (1,393)     (929)
                                                            ------    ------   ------    ------
          Total...........................................   3,912     5,398    4,116     7,539
                                                            ======    ======   ======    ======
Depreciation and Amortization:
  Environmental recycling.................................     798       514    1,463     1,026
  Plastic Lumber..........................................     760       747    1,465     1,310
  Corporate...............................................     110        41      224        89
                                                            ------    ------   ------    ------
          Total...........................................   1,668     1,302    3,152     2,425
                                                            ======    ======   ======    ======
Capital Expenditures:
  Environmental recycling.................................   1,150     1,716    2,466     3,281
  Plastic Lumber..........................................   1,559     2,424   14,900     3,227
  Corporate...............................................      --        80        3        80
                                                            ------    ------   ------    ------
          Total...........................................   2,709     4,220   17,369     6,588
                                                            ======    ======   ======    ======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

The identifiable assets of the respective segments is set forth below (in thousands):

                                                              JUNE 30,   DEC. 31
                                                                2000       1999
                                                              --------   --------
Identifiable assets:
  Environmental recycling...................................  $ 74,593   $ 72,334
  Plastic lumber............................................   117,806     90,181
  Corporate.................................................     2,359      3,796
                                                              --------   --------
          Total.............................................  $194,758   $166,311
                                                              ========   ========

The following table reconciles the measure of profit used in segment reporting to the Company's consolidated Earnings before income taxes and extraordinary item for the periods ended June 30 (in thousands):

                                                             THREE MONTHS        SIX MONTHS
                                                           ----------------   -----------------
                                                            2000      1999     2000      1999
                                                           ------    ------   ------    -------
Operating income.........................................  $3,912    $5,398   $4,116    $ 7,539
Restructuring and revaluation charges....................      --        --       --      5,745
Merger costs.............................................      --       595       --        595
Interest and other income................................     118        69      122        142
Interest expense.........................................   1,250     1,319    2,538      3,015
                                                           ------    ------   ------    -------
Earnings (loss) before income taxes and extraordinary
  item...................................................  $2,780    $3,553   $1,700    $(1,674)
                                                           ======    ======   ======    =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $657,000 at June 30, 2000, a decrease of $1,150,000 from the $1,807,000 at December 31, 1999. Cash used in operating activities amounted to $8,972,000 for the first six months of 2000 as compared to $45,000 in 1999. The increase is primarily due to increased receivables, lower earnings excluding restructuring charges and the inventory build up to accommodate the spring building season.

Cash used in investing activities was $16,919,000 in the first six months of 2000, a decrease of $4,261,000 from the prior year. The decrease is primarily due to acquisitions completed in the first half of 1999, partially offset by purchases of new equipment in the Plastic Lumber Division in 2000.

Cash provided by financing activities totaled $24,741,000, including $14,600,000 of financing for new equipment and $7,500,000 of net proceeds from the issuance of 5% convertible subordinated debentures (see Note 6 to the Consolidated Financial Statements). In addition, the Company entered into a new lending agreement with three banks, consisting of both a term loan and a revolving credit line (see Note 5 to the Consolidated Financial Statements). Proceeds from the new credit agreement were used to make principal payments on debt totaling $30,300,000, and for general corporate purposes.

Capital expenditures in the first six months of 2000 amounted to $17,369,000, primarily for machinery and equipment to expand capacity at the Plastic Lumber Division's California, Illinois and Florida manufacturing facilities.

The Company will require additional working capital for dredging opportunities being pursued for its environmental recycling operations and to complete the expansion of its plastic lumber manufacturing facilities. In addition, the Company experiences a seasonal slow down at each of its divisions during the winter months, when adverse weather and normal ground freezing can impact the Company's environmental recycling operations, and sales of certain plastic lumber products slow significantly. Lower revenues during this period result in increased working capital requirements, which will be funded by borrowings from lines of credit.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net sales in the second quarter of 2000 were $44,260,000, an increase of $7,402,000, or 20%, over the second quarter of 1999. Sales of plastic lumber products increased by 55% in the quarter to $23,130,000, as the aforementioned new equipment at the Plastic Lumber Division's facilities began to come on line. Environmental recycling revenues declined by 4% in the quarter as adverse weather in the northeastern United States continued to delay the beginning of work on certain projects. This work has now begun and the Company expects to see the effects of newly awarded environmental service contracts reflected in its third and fourth quarter operating results.

Gross profit decreased by $1,061,000, or 9.9%, as compared with the second quarter of 1999. Most of the decrease was at the Environmental Recycling Division, and was mainly the result of lower gross margins and, to a lesser extent, lower revenues. Gross margin as a percent of revenues in the Environmental Recycling Division decreased to 23% in 2000 from 26.0% in 1999. Gross profit was also negatively impacted by the decline in gross margin at the Plastic Lumber Division, from 33.5% in 1999 to 20.6% in 2000. The decrease is primarily due to higher start up costs at the division's Ocala, FL, Chicago, IL and Fontana, CA facilities and higher material and direct labor costs. Gross margins are expected to improve as these plants move to full operating capacity.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Selling, general and administrative expenses ("SG&A) increased by $425,000, or 8% in 2000, primarily due to higher amortization expense for intangibles. As a percentage of net sales, SG&A decreased to 12.9% in 2000 from 14.4% in 1999.

Operating income for the quarter decreased by $891,000, due primarily to the decrease in gross profit and higher amortization expenses. Operating income in the second quarter of 1999 was negatively impacted by $595,000 of merger related expenses in connection with the Barbella acquisition. Operating income decreased by $652,000 at the Plastic Lumber Division and by $590,000 at the Environmental Recycling Division, excluding the impact of the 1999 merger expenses. Both decreases are due to the lower gross margins.

Interest expense decreased by $69,000 for the quarter, mainly due to lower amortization of deferred financing and debenture issuance costs.

The provision for income taxes in the second quarter was $1,044,000 in 2000 compared to $272,000 in 1999 as certain tax benefits that were recognized in the second quarter of 1999 were not available in 2000.

On June 30, 2000 the Company terminated its existing borrowing agreement in favor of a new credit facility. In connection with the early termination, the Company incurred an extraordinary loss of $939,675, net of taxes, for prepayment penalties and the write off of deferred loan costs.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net sales for the first six months of 2000 were $74,664,000, an increase of $12,835,000, or 21% over the comparable period of the prior year. Plastic Lumber Division sales increased by 62% to $39,771,000, more than offsetting the 6% decline in environmental recycling revenues. The decrease in environmental recycling revenues was due to the abnormally wet weather in the northeastern United States in the first quarter of 2000, which affected all of the soil recycling plants. In addition, revenues were negatively impacted by the three-month shut down of the Soil Remediation of Philadelphia (SRP) facility, which was retrofitted to process additional waste streams under its newly expanded permit.

Consolidated gross profit was essentially unchanged for the first six months of 2000, however excluding the $2,025,000 inventory revaluation charge at the Plastic Lumber Division in the first quarter of 1999, gross profit decreased by $2,418,000, or 13%. Most of the decrease is a result of lower revenues and gross margins at the Environmental Recycling Division. Gross margins on environmental recycling revenues declined from 25.4% of sales in 1999 to 18.9% in 2000. Reduced soil coming to the Clean Earth New Castle, Clean Rock and SRP facilities, the shut down of the SRP facility and lower margin replacement revenues for construction services all contributed to this decline. New dredging projects commenced late in the second quarter and the Company expects to see improved margins the second half of the year as all soil processing plants approach full operating capacity.

Excluding the 1999 inventory write-down, gross profit at the Plastic Lumber Division increased by $508,000, or 6.3%. Gross margins declined from 33% in 1999 to 21.5% in 2000, primarily due to the increase in raw material and direct labor costs and start up costs at certain facilities. The gross margins should improve in the remainder of 2000 as the mix of sales shifts to products with higher average gross margins and the new equipment and facilities become fully operational.

Consolidated SG&A expenses increased 10% to $11,032,000 for the first six months of 2000, largely due to increased amortization expense. However, as a percentage of net sales, SG&A expenses improved from 16.2% in 1999 to 14.8% in 2000. The improvement is primarily due to increased sales in the Plastic Lumber Division and, to a lesser extent, the consolidation of facilities and restructuring of operations initiated in 1999.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Operating income increased by $2,917,000 to $4,116,000 in 2000 as compared to $1,199,000 in the comparable period for 1999. 1999 operating income was negatively impacted by the aforementioned $2,025,000 inventory revaluation charge, a $3,720,000 restructuring and equipment revaluation charge and 595,000 in merger expenses. Excluding these charges, operating income decreased by $3,423,000. The decline is primarily due to the lower gross margins at both divisions.

Interest expense decreased by $477,000 in 2000 as compared to 1999, primarily due to lower expenses relating to discounts on convertible subordinated debentures. For the six-month period of 2000 interest expense includes a $358,000 charge for the beneficial conversion feature and accretion of discounts associated with the issuance of the $7.5 million convertible debentures during the first quarter.

Income tax expense increased to $633,000 in 2000 from $390,000 in 1999, primarily due to higher pre-tax earnings and the presence of certain tax benefits in 1999 that were not available in 2000.

ACQUISITION COMPLETED DURING THE SIX MONTHS ENDED JUNE 30, 2000

On February 10, 2000, the Company acquired certain assets and assumed certain liabilities of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets, for 206,573 shares of common stock. Baron operates facilities in Denver, CO and Reidsville, NC. Both plants manufacture tier and slip sheets that are used in handling freight. The Company manufactures similar products in its Chicago facility. The acquisition was accounted for as a purchase. Accordingly, the operating results of the acquired business are included in the consolidated results of operations from the date of acquisition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuances of common shares during the three months ended June 30, 2000 are listed in the following paragraphs.

9,874 shares of Common Stock were canceled due to a prior acquisition adjustment.

6,667 shares of Common Stock were issued as a result of the exercise of stock options and warrants.

12,666 shares of Common Stock were issued as a result of litigation settlements or employee bonuses.

930,620 shares of Common Stock were issued as a result of a conversion of debentures into equity.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     10.46 Master Credit Agreement with Bank of America

     27.1 Financial Data Schedule for the three months ended June 30, 2000

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed for this period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2000                        /s/ MARK S. ALSENTZER
------------------------------------   -----------------------------------------------------
Date                                   Mark S. Alsentzer,
                                       Chairman, President and CEO

August 14, 2000                        /s/ JOHN W. POLING
------------------------------------   -----------------------------------------------------
Date                                   John W. Poling,
                                       Chief Financial Officer