Form 10-Q/A
period 2000-03-31
U S PLASTIC LUMBER CORP
filed 2000-08-17
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-Q/A

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     The number of shares outstanding of the registrant's common stock as of June 30, 2000 is 34,763,324 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                  FORM 10-Q/A

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  UNAUDITED FINANCIAL INFORMATION
Item 1. Financial Statements:

  Consolidated Balance Sheets as of March 31, 2000 and
     December 31, 1999......................................     3
  Consolidated Statements of Operations for the Three Months
     Ended March 31, 2000 and 1999..........................     4
  Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 2000 and 1999..........................     5
  Notes to Condensed Consolidated Financial Statements......     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................    14

Item 2. Changes in Securities and Use of Proceeds...........    14

Item 6. Exhibits and Reports on Form 8-K....................    15

SIGNATURES..................................................    15

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                RESTATED
                                                                  2000           1999
                                                              ------------   ------------
                                                               UNAUDITED
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,685,154   $  1,807,588
  Accounts receivable, net of allowance for doubtful
     accounts of $1,379,088 and $1,139,870 in 2000 and 1999,
     respectively...........................................    33,127,687     32,915,420
  Inventories...............................................    10,211,528      7,339,543
  Prepaid expenses and other assets.........................     2,860,965      2,636,812
                                                              ------------   ------------
          Total current assets..............................    47,885,334     44,699,363
Property, plant and equipment (net).........................    93,154,534     80,423,952
Acquired intangibles (net)..................................    37,312,677     35,837,568
Other assets................................................     4,987,125      5,350,549
                                                              ------------   ------------
          Total assets......................................  $183,339,670   $166,311,432
                                                              ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $ 16,253,290   $ 20,180,807
  Notes and capital leases payable, current portion.........     7,748,994      5,867,779
  Accrued expenses..........................................     4,204,532      4,111,309
  Restructuring reserves....................................       518,079        734,661
  Other liabilities.........................................     1,275,102      1,615,800
                                                              ------------   ------------
          Total current liabilities.........................    29,999,997     32,510,356
Notes and capital leases payable, net of current portion....    46,497,088     36,322,452
Notes payable, affiliates-long term.........................     7,000,000      6,000,000
Deferred income taxes and other liabilities.................     1,073,158      1,718,061
Minority interest...........................................       250,165        250,165
Convertible subordinated debentures, net of unamortized
  discount..................................................     9,459,009      6,500,000
                                                              ------------   ------------
          Total liabilities.................................    94,279,417     83,301,034
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  10% Convertible preferred stock, par value $.001;
     authorized 5,000,000 shares; issued and outstanding
     none...................................................            --             --
  Common stock par value $.0001, authorized 50,000,000
     shares; issued and outstanding 33,823,545 and
     32,077,632 shares, respectively........................         3,382          3,208
  Additional paid-in capital................................    87,890,606     81,171,322
  Retained earnings.........................................     1,166,265      1,835,868
                                                              ------------   ------------
          Total stockholders' equity........................    89,060,253     83,010,398
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $183,339,670   $166,311,432
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                               RESTATED      RESTATED
                                                                 2000          1999
                                                              -----------   -----------
Sales, net..................................................  $30,404,061   $24,971,430
Cost of goods sold..........................................   24,886,713    18,096,582
Inventory revaluation charge................................           --     2,025,000
                                                              -----------   -----------
  Gross profit..............................................    5,517,348     4,849,848
Selling, general and administrative expenses................    5,313,159     4,733,877
Restructuring and equipment revaluation charges.............           --     3,720,000
                                                              -----------   -----------
  Operating income (loss)...................................      204,189    (3,604,029)
Interest and other income...................................        3,852        72,952
Interest expense............................................   (1,288,046)   (1,695,796)
                                                              -----------   -----------
  Loss before income taxes..................................   (1,080,005)   (5,226,873)
Provision for (benefit from) income taxes...................     (410,402)      118,495
                                                              -----------   -----------
  Net loss..................................................     (669,603)   (5,345,368)
Preferred stock dividend earned.............................           --      (169,612)
                                                              -----------   -----------
  Net loss attributable to common stockholders..............  $  (669,603)  $(5,514,980)
                                                              ===========   ===========
Net loss per share -- basic and diluted.....................  $      (.02)  $      (.23)
                                                              ===========   ===========
Weighted average common shares outstanding -- basic and
  diluted...................................................   33,150,849    23,480,377
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                RESTATED       RESTATED
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $   (669,603)  $ (5,345,368)
                                                              ------------   ------------
  Adjustments to reconcile net loss to net cash (used in)
     operating activities:
     Depreciation...........................................     1,026,207        918,354
     Amortization...........................................       458,414        204,629
     Amortization of deferred financing and debenture
      discount costs........................................       120,169        914,124
     Restructuring charge-inventory revaluation.............            --      2,025,000
     Restructuring charge above (below) payments-other......      (216,582)     3,226,623
     Beneficial conversion feature of convertible
      subordinated debentures...............................       270,946             --
     Reduction of discounts on convertible subordinated
      debentures............................................        34,712             --
     Income taxes paid (above) below provision in statement
      of operations.........................................      (299,362)            --
     Expense related to common shares issued to employees
      and non-employees.....................................        25,827             --
       Changes in operating assets and liabilities, net of
        acquisitions:
       Accounts receivable..................................       962,934     (1,484,830)
       Inventories..........................................    (2,394,555)       413,461
       Prepaid expenses and other current assets............      (407,368)      (234,542)
       Other assets.........................................        33,444         (8,338)
       Accounts payable.....................................        72,485      1,630,143
       Other liabilities....................................      (456,850)       609,959
       Accrued expenses.....................................      (299,562)    (1,077,721)
                                                              ------------   ------------
          Net cash provided by (used in) operating
             activities.....................................    (1,738,744)     1,791,494
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (14,660,012)    (2,368,082)
  Cash paid for acquisitions, net of cash received..........       (38,940)    (8,892,314)
  Payments of deferred dredging costs.......................      (420,304)            --
                                                              ------------   ------------
          Net cash used in investing activities.............   (15,119,256)   (11,260,396)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
     costs..................................................       621,730        100,000
  Proceeds from sale of debentures..........................     7,500,000      2,500,000
  Advances (repayment of) due to affiliates.................     1,000,000      6,330,999
  Proceeds from notes payable...............................    12,476,069      7,561,731
  Payment of deferred financing costs.......................      (190,018)      (413,363)
  Payments of notes payable.................................    (4,672,215)    (6,226,937)
                                                              ------------   ------------
          Net cash provided by financing activities.........    16,735,566      9,852,430
                                                              ------------   ------------
Net change in cash and cash equivalents.....................      (122,434)       383,528
Cash and cash equivalents, beginning of period..............     1,807,588      3,052,518
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  1,685,154   $  3,436,046
                                                              ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $    842,857   $    958,081
  Capitalized interest as of March 31.......................  $    476,951             --

Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger (Note 3)..............       839,406      3,666,473
  Conversion of Debentures and Preferred Stock..............       762,465        340,690
  Compensation - employees and directors....................         4,434          5,808
  Financing fees and other..................................            --         55,450

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

     The Company restated its financial statements for the three months ending March 31, 2000 to reflect the effects of the beneficial conversion feature, discounts and accretion associated with the $7.5 million convertible debentures issued in February 2000 (see Note 5).

2.  ACQUISITION OF BARON ENTERPRISES, INC.

     On February 10, 2000, the Company acquired certain assets and certain liabilities of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets used in handling freight. Baron operates facilities in Denver, CO and Reidsville, NC. Both plants manufacture tier and slip sheets that are similar to products manufactured in the Company's Chicago facility. The acquisition was accounted for as a purchase. Accordingly the $1,635,147 excess of the purchase price over the value of the net tangible assets acquired is included in acquired intangibles as of March 31, 2000 and is being amortized over 40 years.

     A summary of the allocation of the $2,105,000 aggregate purchase price of the Baron acquisition to the net assets acquired follows:

  Working capital...........................................  $ 1,540,072
  Long-term assets..........................................    3,096,778
  Long-term debt............................................   (4,166,997)
  Acquired intangibles......................................    1,635,147
                                                              -----------
  Aggregate purchase price..................................  $ 2,105,000
                                                              ===========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

3.  CAPITAL STOCK AND EARNOUT AGREEMENT

     In January 2000, the Company issued 632,833 shares to certain shareholders who accepted the Company's offer to settle certain earnout agreements related to the Company's merger with Clean Earth, Inc. in 1996. The Company has included the $5,166,005 value of the shares issued in acquired intangibles and additional paid in capital on the balance sheet as of December 31, 1999. The Company is amortizing the $5,166,005 over 17 years as additional cost of the merger of the Company with Clean Earth, Inc. Amortization expense relating to the settlement was approximately $76,000 in the first quarter of 2000 (none in the first quarter of 1999).

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

     In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09 per share. The Company has filed a Registration statement with the SEC to register the shares underlying the debenture and warrant agreements. The Company has recognized a beneficial

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES conversion feature of $270,946 in the first quarter of 2000. The $575,703 value assigned to the warrants and the $750,000 discount attributed to the put feature are reflected as discounts from the face value of the debentures and are being accreted over the term of the debentures.

     On March 1, 2000 $4,000,000 of previously issued debentures and $33,440 of unpaid interest from January 1 2000 to March 1, 2000 were converted into 762,465 shares of common stock at the $5.29 conversion price. The $614,792 pro rata portion of unamortized debenture issue costs was charged to additional paid-in-capital on March 1, 2000. The conversion took place in accordance with the terms of the debentures. (See note 8 Subsequent Event for additional conversion of previously issued debentures.)

6.  RESTRUCTURING RESERVES

     As of December 31, 1999 the Company had approximately $378,000 in severance reserves and $357,000 in exit costs reserves remaining from the $5,745,000 restructuring charge recorded in the first quarter of 1999. In the first quarter of 2000 the Company paid approximately $154,000 of severance costs and $63,000 of exit costs. As of March 31, 2000 the Company has approximately $224,000 of severance reserves and $294,000 of exit cost reserves remaining.

7.  SEGMENT REPORTING

     The Company's sales generating operations are conducted through its Plastic Lumber Division and its Environmental Recycling Division. A $4,365,000 restructuring charge was recorded by the Plastic division in the first quarter of 1999 and a $1,380,000 restructuring charge was recorded by the Environmental Recycling Division. The operating results of the two segments excluding the aforementioned restructuring charges are as follows (in thousands):

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Sales:
  Environmental recycling...................................  $ 13,763   $15,279
  Plastic lumber............................................    16,641     9,692
                                                              --------   -------
          Total.............................................  $ 30,404   $24,971
                                                              ========   =======
Operating Income (Loss) by Segment:
  Environmental recycling...................................  $   (299)  $ 1,560
  Plastic lumber............................................     1,188     1,046
  Corporate.................................................      (685)     (465)
                                                              --------   -------
          Total.............................................  $    204   $ 2,141
                                                              ========   =======
Depreciation and amortization:
  Environmental recycling...................................  $    664   $   512
  Plastic lumber............................................       706       572
  Corporate.................................................       114        47
                                                              --------   -------
          Total.............................................  $  1,484   $ 1,131
                                                              ========   =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The identifiable assets of the respective segments is set forth below (in thousands):

                                                              MARCH 31,   DEC. 31,
                                                                2000        1999
                                                              ---------   --------
Identifiable assets:
  Environmental recycling...................................  $ 69,547    $ 72,334
  Plastic lumber............................................   110,350      90,181
  Corporate.................................................     3,442       3,796
                                                              --------    --------
          Total.............................................  $183,339    $166,311
                                                              ========    ========

     The capital expenditures of the respective segments are set forth below (in thousands):

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
Capital Expenditures:
  Environmental recycling...................................  $ 1,316   $1,565
  Plastic lumber............................................   13,341      803
  Corporate.................................................        3       --
                                                              -------   ------
          Total.............................................  $14,660   $2,368
                                                              =======   ======

8.  SUBSEQUENT EVENT

     On May 5, 2000 $2,500,000 of previously issued debentures and $12,671 of unpaid interest from April 1, 2000 through May 4, 2000 were converted into 930,620 shares of common stock at the conversion price of $2.70 per share. The $373,000 of unamortized debenture issue costs related to the converted debentures will be charged to additional paid-in-capital on May 5, 2000. The conversion took place in accordance with the terms of the debentures.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the three month periods ended March 31, 2000 and 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which are included elsewhere herein, and reflects the restatement of the results of operations for the three months ending March 31, 2000. The restatement reflects the effects of the beneficial conversion feature, discounts and accretion associated with the $7.5 million convertible debentures issued by the Company on February 2, 2000.

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

     The Environmental Recycling Division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes and on-site recycling services. The Division also operates four plants providing various methods of remediating soil brought to the plants by third parties as well as its sister environmental service companies.

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
                                                              ----------
                                                              $5,745,000
                                                              ==========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

         COMPARISON OF THE FIRST QUARTERS ENDED MARCH 31, 2000 AND 1999

     The following table sets forth revenue, with percentages of total revenue, and costs of sales, depreciation, selling, general and administrative expenses and amortization, along with percentages of the applicable segment revenue, for each of the Company's two business segments. The following amounts do not include aforementioned non-recurring restructuring, inventory and equipment revaluation charges. The amounts for 1999 have been restated to reflect the pooled results of mergers subsequent to March 31, 1999 as if the mergers had taken place on January 1, 1999 (see note 2 to Condensed Consolidated Financial Statements).

                                                              FIRST QUARTER ENDED MARCH 31
                                                          ------------------------------------
                                                           2000        %       1999        %
                                                          -------    -----    -------    -----
                                                                 (DOLLARS IN THOUSANDS)
Sales:
  Plastic Lumber........................................  $16,641     54.7%   $ 9,692     38.8%
  Environmental Recycling...............................   13,763     45.3     15,279     61.2
                                                          -------    -----    -------    -----
          Total sales...................................   30,404    100.0     24,971    100.0
Cost of Sales (excluding depreciation):
  Plastic Lumber........................................   12,313     74.0      6,116     63.1
  Environmental Recycling...............................   11,609     84.3     11,117     72.8
Depreciation:
  Plastic Lumber........................................      581      3.5        466      4.8
  Environmental Recycling...............................      437      3.2        455      3.0
  Corporate.............................................        8      0.0          8      0.0
Selling, General and Administrative (excluding
  amortization):
  Plastic Lumber........................................    2,434     14.6      1,958     20.2
  Environmental Recycling...............................    1,789     13.0      2,090     13.7
  Corporate.............................................      571      1.9        418      1.7
Amortization:
  Plastic Lumber........................................      125       .8        106      1.1
  Environmental Recycling...............................      227      1.6         57       .4
  Corporate.............................................      106       .3         39       .2
                                                          -------    -----    -------    -----
          Total Operating Expenses......................   30,200     99.3     22,830     91.4
                                                          -------    -----    -------    -----
          Total Operating Income........................  $   204       .7%   $ 2,141      8.6%
                                                          =======    =====    =======    =====
Operating Income by Segment:
  Plastic Lumber........................................  $ 1,188      7.1      1,046     10.8
  Environmental Recycling...............................     (299)    (2.2)     1,560     10.2
  Corporate.............................................     (685)    (2.3)      (465)    (1.9)
                                                          -------    -----    -------    -----
          Total Operating Income........................  $   204       .7%   $ 2,141      8.6%
                                                          =======    =====    =======    =====

CONSOLIDATED SALES AND OPERATING INCOME

     Consolidated sales increased 22% to $30,404,000 for 2000 from $24,971,000 in 1999. The 72% increase in sales in the Plastic Lumber Division more than offset the 10% decline in sales in the Environmental Recycling Division. Almost all of the Plastic Lumber Division sales increase was from internal growth. Consolidated operating income declined by $ 1,937,000 to $204,000 for 2000 compared to $ 2,141,000 in 1999. The decline in operating income was almost entirely in the Environmental Recycling Division. The abnormally wet winter weather in the northeastern states and delay in starting dredging contracts, combined with lower profit margin replacement work, negatively impacted the Environmental Recycling Division results. As the new Plastic

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Lumber Division equipment in Illinois, Florida and California comes on stream and the large dredging contract starts up, the Company expects operating income to improve in the remainder of 2000.

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

GROSS PROFIT (BEFORE DEPRECIATION) BY SEGMENT

     Plastic Lumber Division gross profit increased by $752,000 with most of the increase coming from the acquisition of the net assets of Baron on February 10, 2000. The gross profit margin declined from 37% of sales to 26% of Plastic Lumber Division sales primarily due to the increase in raw material costs. The new equipment coming on stream in Illinois, Florida and California produce higher profit margin products. The gross profit margins should improve in the remainder of 2000 as the mix of sales shifts to higher gross margin products and more of the raw material cost increase is passed through to customers.

     Environmental Recycling Division gross profit declined $2,008,000 from $4,162,000 in 1999 to $2,154,000 in 2000. The gross margin as a percent of sales declined from 27% in 1999 to 16% in 2000.The unusually wet winter reduced the soil coming to the Clean Earth New Castle, Clean Rock and SRP facilities. Also the SRP facility was down for an extended period to retrofit it for new waste streams. The wet weather also impacted the Company's construction services sales. The replacement revenues for the construction services were for lower profit margin business. The Company expects improvement in profit margins when new dredging work commences in the second quarter and all soil processing plants operate near full capacity thereby spreading fixed costs over a much larger revenue base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")

     Consolidated SG&A expenses excluding depreciation and amortization increased $328,000 to $4,794,000 for 2000 from $4,466,000 in 1999. However, as a percentage of consolidated sales, S,G&A expenses improved from 17.9% for 1999 to 15.8% in 2000 due to increased sales in the Plastic Lumber Division. The Environmental Recycling Division S,G&A expenses improved slightly from 13.7% of revenues in 1999 to 13.0% of revenues in 2000. The lower fixed S,G&A expenses in 2000, as a result of the 1999 restructuring, more than offset the effect of reduced revenues in the Environmental Recycling Division in 2000.

INTEREST EXPENSE

     Interest expense was $1,288,000 in 2000 compared to $1,696,000 in 1999. The three-month period ending March 31, 2000 includes a $306,000 charge for the beneficial conversion feature and accretion of discounts associated with the issuance of the $7.5 million convertible debentures issued in the first quarter of 2000. Also, 1999 interest expense includes a $722,000 write off of discount assigned to the $6,500,000 convertible subordinated debentures issued in December 1998 and January 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $97,000 or 10% in 2000 compared to 1999. Most of the plant equipment purchases have not been placed in service as of March 31, 2000. Amortization expense increased $256,000 in

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

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

           August 17, 2000                             /s/ MARK S. ALSENTZER
------------------------------------   -----------------------------------------------------
                Date                                    Mark S. Alsentzer,
                                                    Chairman, President and CEO

           August 17, 2000                              /s/ JOHN W. POLING
------------------------------------   -----------------------------------------------------
                Date                                       John Poling,
                                                      Chief Financial Officer