Form 10-Q
period 2000-09-30
U S PLASTIC LUMBER CORP
filed 2000-11-14
CIK 1014851

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Check here whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of September 30, 2000 is 34,819,944 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

PART I. UNAUDITED FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Item 1. Financial Statements:
  Consolidated Balance Sheets as of September 30, 2000 and
     December 31, 1999......................................    3
  Consolidated Statements of Operations for the Three Months
     Ended September 30, 2000 and 1999......................    4
  Consolidated Statements of Operations for the Nine Months
     Ended September 30, 2000 and 1999......................    5
  Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 2000 and 1999......................    6
  Notes to Consolidated Financial Statements................    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   12

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   15
Item 2. Changes in Securities and Use of Proceeds...........   15
Item 6. Exhibits and Reports on Form 8-K....................   15
SIGNATURES..................................................   16

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  1,094,353   $  1,807,588
Accounts receivable, net of allowance for doubtful accounts
  of $1,069,289 and $1,139,870 in 2000 and 1999,
  respectively..............................................    50,162,123     32,915,420
Inventories.................................................    11,326,661      7,339,543
Prepaid expenses and other current assets...................     5,998,122      2,636,812
                                                              ------------   ------------
          Total current assets..............................    68,581,259     44,699,363
Property, plant and equipment (net).........................   100,295,466     80,423,952
Acquired intangibles (net)..................................    36,916,753     35,837,568
Other assets................................................     4,095,734      5,350,549
                                                              ------------   ------------
          Total assets......................................  $209,889,212   $166,311,432
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 27,427,384   $ 20,180,807
Notes and capital leases payable, current portion...........    24,288,431      5,867,779
Accrued expenses............................................     5,615,467      4,111,309
Restructuring accruals......................................       240,255        734,661
Other liabilities...........................................     3,366,246      1,615,800
                                                              ------------   ------------
          Total current liabilities.........................    60,937,783     32,510,356
Notes and capital leases payable, net of current portion....    42,214,729     36,322,452
Notes payable, affiliates -- long term......................     5,000,000      6,000,000
Convertible subordinated debentures, net of unamortized
  discount..................................................     7,063,145      6,500,000
Deferred income taxes and other liabilities.................       577,833      1,718,061
Minority interest...........................................       248,627        250,165
                                                              ------------   ------------
          Total liabilities.................................   116,042,117     83,301,034
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001, 5,000,000 shares
  authorized; 1,187,286 and 0 shares issued and outstanding
  in 2000 and 1999, respectively............................         1,187             --
Common stock par value $.0001, authorized 50,000,000 shares;
  issued and outstanding 34,819,944 and 32,077,632 shares in
  2000 and 1999, respectively...............................         3,482          3,208
Additional paid-in capital..................................    94,513,243     81,171,322
Retained (deficit) earnings.................................      (670,817)     1,835,868
                                                              ------------   ------------
          Total stockholders' equity........................    93,847,095     83,010,398
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $209,889,212   $166,311,432
                                                              ============   ============

                 See accompanying notes to financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                             RESTATED
                                                                 2000          1999
                                                              -----------   -----------
Sales, net..................................................  $50,087,729   $40,741,163
Cost of goods sold..........................................   43,972,460    29,535,024
                                                              -----------   -----------
          Gross profit......................................    6,115,269    11,206,139
Selling, general and administrative expenses................    7,807,530     4,930,275
Merger costs................................................           --       810,000
                                                              -----------   -----------
          Operating income (loss)...........................   (1,692,261)    5,465,864
Interest and other income (expense).........................       87,409       (67,143)
Interest expense............................................    1,946,562     1,362,163
                                                              -----------   -----------
          Earnings (loss) before income taxes...............   (3,551,414)    4,036,558
Provision (benefit) for income taxes........................   (1,100,938)      886,152
                                                              -----------   -----------
          Net earnings (loss)...............................   (2,450,476)    3,150,406
Preferred stock dividend earned.............................      182,560        41,982
                                                              -----------   -----------
          Net earnings (loss) attributable to common
            stockholders....................................  $(2,633,036)  $ 3,108,424
                                                              ===========   ===========
Net earnings (loss) per common share -- Basic:..............  $     (0.08)  $      0.10
Net earnings (loss) per common share -- Diluted:............  $     (0.08)  $      0.10
Weighted average common shares outstanding:
          Basic.............................................   34,786,236    30,030,376
          Diluted...........................................   34,786,236    31,944,390

                 See accompanying notes to financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                               RESTATED
                                                                  2000           1999
                                                              ------------   ------------
Sales, net..................................................  $124,752,166   $102,570,625
Cost of goods sold..........................................   103,489,116     73,798,372
Inventory revaluation charge................................            --      2,025,000
                                                              ------------   ------------
       Gross profit.........................................    21,263,050     26,747,253
Selling, general and administrative expenses................    18,839,407     14,957,759
Merger Costs................................................            --      1,405,000
Restructuring and equipment revaluation charges.............            --      3,720,000
                                                              ------------   ------------
       Operating income.....................................     2,423,643      6,664,494
Interest and other income...................................       209,226         75,069
Interest expense............................................     4,484,794      4,377,040
                                                              ------------   ------------
       Earnings (loss) before income taxes and extraordinary
        item................................................    (1,851,925)     2,362,523
Provision (benefit) for income taxes........................      (467,475)     1,276,207
                                                              ------------   ------------
       Earnings (loss) before extraordinary item............    (1,384,450)     1,086,316
Extraordinary loss on early extinguishment of debt, net of
  taxes of $599,514.........................................       939,675             --
                                                              ------------   ------------
       Net earnings (loss)..................................    (2,324,125)     1,086,316
Preferred stock dividend earned.............................       182,560        316,782
  Net earnings (loss) attributable to common stockholders...  $ (2,506,685)  $    769,534
                                                              ============   ============
Net earnings (loss) per common share -- Basic:
       Earnings (loss) before extraordinary item............  $      (0.04)  $       0.03
       Loss on early extinguishment of debt.................  $      (0.03)  $         --
                                                              ------------   ------------
       Net earnings (loss) per common share.................  $      (0.07)  $       0.03
                                                              ============   ============
Net earnings (loss) per common share -- Diluted:
       Earnings (loss) before extraordinary item............  $      (0.04)  $       0.03
       Loss on early extinguishment of debt.................  $      (0.03)  $         --
                                                              ------------   ------------
       Net earnings (loss) per common share.................  $      (0.07)  $       0.03
                                                              ============   ============
Weighted average common shares outstanding:
       Basic................................................    34,107,478     26,824,660
       Diluted..............................................    34,107,478     28,338,310

                 See accompanying notes to financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                RESTATED      RESTATED
                                                                  2000          1999
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................  $ (2,324,125)  $ 1,086,316
                                                              ------------   -----------
  Adjustments to reconcile net cash (used in) provided by
    operating activities:
    Depreciation............................................     3,459,456     2,974,196
    Amortization............................................     1,424,846       651,017
    Loss on early extinguishment of debt....................     1,539,189            --
    Deferred income tax benefit.............................    (1,066,990)           --
    (Gain) on sale of property, plant and equipment.........       (19,753)           --
    Restructuring charge and inventory revaluation charge...            --     5,472,182
    Beneficial conversion feature of convertible
     subordinated debentures................................       270,946            --
    Reduction of discounts on convertible subordinated
     debentures.............................................       138,848            --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................   (16,071,502)  (13,388,754)
    Inventories.............................................    (3,595,188)   (1,390,175)
    Prepaid expenses and other current assets...............    (3,338,247)       22,674
    Other assets............................................    (1,101,323)    1,264,600
    Accounts payable........................................     7,017,576     5,431,192
    Other liabilities and restructuring accrual.............     1,190,640      (105,881)
    Accrued expenses........................................     1,190,494      (251,903)
                                                              ------------   -----------
      Net cash (used in) provided by operating activities...   (11,285,133)    1,765,464
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (20,749,331)  (16,965,861)
  Cash paid for acquisitions, net of cash received..........       (62,297)  (14,592,277)
  Proceeds from the sale of property, plant and equipment...       534,893            --
                                                              ------------   -----------
         Net cash used in investing activities..............   (20,276,735)  (31,558,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    costs...................................................       744,589     1,833,050
  Proceeds from the issuance of common stock, net of
    issuance costs..........................................            --    25,265,746
  Proceeds from the issuance of preferred stock, net of
    issuance costs..........................................     4,119,331            --
  Proceeds from sale of convertible debentures..............     7,500,000     2,500,000
  Advances from (repayment to) affiliates...................    (1,000,000)    4,274,080
  Proceeds from notes payable...............................    59,846,620    14,753,582
  Payments of notes payable.................................   (40,361,907)  (15,420,542)
                                                              ------------   -----------
         Net cash provided by financing activities..........    30,848,633    33,205,916
                                                              ------------   -----------
Net change in cash and cash equivalents.....................      (713,235)    3,413,242
Cash and cash equivalents, beginning of period..............     1,807,588     3,052,518
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $  1,094,353   $ 6,465,760
                                                              ============   ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest..................................................  $  3,865,634   $ 3,529,741
  Income taxes..............................................  $    129,710   $   387,474
Capitalized interest as of September 30.....................  $  1,379,818   $    27,545
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger (Note 3)..............       827,943     5,667,205
  Compensation -- employees and directors...................        29,284         6,908
  Litigation settlements....................................        11,666        33,000
  Conversion of debentures..................................     1,693,085
  Financing fees and other..................................            --        55,450
  Conversion of preferred stock.............................            --     2,834,746

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

After September 30, 1999 the Company acquired one company that was accounted for under the pooling of interests accounting method. Accordingly, the 1999 financial statements have been restated to include the applicable amounts for the pooled company as if the acquisition had taken place on January 1, 1999.

2. ACQUISITION OF BARON ENTERPRISES, INC.

On February 10, 2000, the Company acquired certain assets and certain liabilities of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets used in handling freight for a purchase price of $2,105,000. Baron operates facilities in Denver, CO and Reidsville, NC. The acquisition was accounted for as a purchase. The excess of the purchase price over the value of the net tangible assets acquired amounted to $1,633,147 is included in acquired intangibles as of September 30, 2000. The acquisition was financed primarily through the issuance of 202,376 shares of the Company's common stock, valued at $1,776,526. Cash acquired as a result of the acquisition was $266,177 resulting in net cash paid of $62,297.

A summary of the allocation of the $2,105,000 aggregate purchase price of the Baron acquisition to the net assets acquired follows:

Working capital.............................................  $1,540,072
Long-term assets............................................   3,096,778
Long-term debt..............................................  (4,166,997)
Acquired intangibles........................................   1,635,147
                                                              ----------
          Aggregate purchase price..........................  $2,105,000
                                                              ==========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

3. CAPITAL STOCK AND EARNOUT AGREEMENT

In January 2000, the Company issued 632,833 shares to certain shareholders who accepted the Company's offer to settle certain earnout agreements related to the Company's merger with Clean Earth, Inc. in 1996. The Company has included the $5,166,005 value of the shares issued in acquired intangibles and additional paid in capital on the balance sheet as of December 31, 1999. The Company is amortizing the $5,166,005 over 17 years as additional cost of the merger of the Company with Clean Earth, Inc. Amortization expense relating to the settlement was approximately $228,000 in the first nine months of 2000, with no such expense for the same period in 1999.

4. NOTES AND CAPITAL LEASES PAYABLE

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

In terminating the previously existing loan agreements, the Company incurred an extraordinary loss in the second quarter of 2000 for prepayment penalties and the write off of deferred loan costs amounting to $939,675, net of taxes. Proceeds from the new credit facility were used to pay down portions of the Company's existing indebtedness and for general corporate purposes. At September 30, 2000 the Company had outstanding borrowings of $43,650,000 under this facility.

The facility requires the maintenance of defined levels of net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At September 30, 2000 the Company was not in compliance with certain covenant requirements for which the Company received waivers and amendments dated November 13, 2000. In addition to an interest rate increase of 200 basis points and amendment fees of $428,125, the terms of the amendments require the Company to raise a minimum of $2 million prior to November 30, 2000, an addition $2 million prior to December 26, 2000, and an additional $500,000 prior to January 31, 2001. The amended terms also put further limits on the Company's capital expenditures, and gives the banking group the option to permanently reduce their commitment on the revolving credit line when payments are made on that portion of the facility by the amount paid.

Notes payable and capital leases consist of the following:

                                                       SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                       ------------------   -----------------
Term loan under credit agreement.....................     $28,750,000                   --
Borrowings under revolving credit line...............      14,900,000                   --
Receivables and Inventory, Equipment term and Real
  Estate loans under loan agreements with SPB........              --           27,202,588
Mortgage notes and capital leases payable
  collateralized by certain facilities owned by the
  Company and its subsidiaries.......................       5,562,170            5,708,961
Other notes and capital leases payable collateralized
  by various equipment of subsidiaries of the
  Company............................................      16,120,486            6,785,320
Note payable assumed in acquisition of Brass
  Investment Co......................................         800,000              800,000
Other notes payable..................................         370,504            1,693,362
                                                          -----------          -----------
          Total notes payable and capital leases.....      66,503,160           42,190,231
     Less current portion:...........................      24,288,431            5,867,779
                                                          -----------          -----------
                                                           42,214,729          $36,322,452
                                                          ===========          ===========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

During the nine months ended September 30, 2000, the Company obtained $14,600,000 in new equipment financing in order to finance the expansion of its plastic lumber manufacturing facilities and used approximately $8.7 million of the proceeds from the credit facility to pay down previously existing debt.

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

In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09 per share. The Company has filed a Registration statement with the SEC to register the shares underlying the debenture and warrant agreements. The Company recognized a beneficial conversion feature of $270,946 in the first quarter of 2000. The $575,703 value assigned to the warrants and the $750,000 discount attributed to the put feature are reflected as discounts from the face value of the debentures and are being accreted over the term of the debentures.

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

6. PREFERRED STOCK

In September of 2000 the Company issued 1,187,286 shares of its Series "D" Preferred Stock. The stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Preferred Stock is convertible into one share of the Company's common stock at the option of the holder any time after March 31, 2001, subject to certain rights of the Company. The Company can redeem the Preferred Stock at 115% of the initial purchase price in cash prior to March 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Preferred Stock into common stock. Otherwise, the Preferred Stock automatically converts into

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES common stock on March 1, 2002. The beneficial conversion feature in the amount of $1,080,563 is being accreted from the date the preferred stock was issued until the earliest possible conversion date.

The net proceeds of $4.1 million from the issuance of Preferred Stock were used for general corporate purposes.

7. SEGMENT REPORTING

The Company has two reportable operating segments. The Plastic Lumber Division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities. The Environmental Recycling Division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes and on-site recycling services. In the first quarter of 1999 a $4,365,000 restructuring charge (including $2,025,000 for inventory revaluation) was recorded by the Plastic Lumber Division and a $1,380,000 restructuring charge was recorded by the Environmental Recycling Division. In the second quarter of 1999 the Environmental Recycling Division incurred $595,000 of merger costs in connection with the Barbella transaction. In the third quarter of 1999 the Plastic Lumber Division incurred merger costs in the amount of $810,000 in connection with the Ecosource and Eureka transactions. The operating results of the two segments excluding the aforementioned restructuring and merger expenses are as follows (in thousands):

                                                          FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                          ---------------------   -------------------
                                                            2000        1999        2000       1999
                                                          ---------   ---------   --------   --------
Sales:
  Environmental recycling...............................   $30,562     $26,727    $ 65,455   $ 63,984
  Plastic Lumber........................................    19,526      14,014      59,297     38,587
                                                           -------     -------    --------   --------
          Total.........................................   $50,088     $40,741    $124,752   $102,571
                                                           =======     =======    ========   ========
Operating Income (Loss):
  Environmental recycling...............................   $ 3,301     $ 4,124    $  5,913   $  9,184
  Plastic Lumber........................................    (4,096)      2,646      (1,199)     6,054
  Corporate.............................................      (897)       (496)     (2,290)    (1,424)
                                                           -------     -------    --------   --------
          Total.........................................   $(1,692)    $ 6,276    $  2,424   $ 13,814
                                                           =======     =======    ========   ========
Depreciation and Amortization:
  Environmental recycling...............................   $   827     $   562    $  2,290   $  1,579
  Plastic Lumber........................................       797         579       2,263      1,897
  Corporate.............................................       108          60         332        149
                                                           -------     -------    --------   --------
          Total.........................................   $ 1,732     $ 1,201    $  4,885   $  3,625
                                                           =======     =======    ========   ========
Capital Expenditures:
  Environmental recycling...............................   $ 1,419     $ 2,669    $  3,885   $  5,950
  Plastic Lumber........................................     1,958       7,677      16,858     10,904
  Corporate.............................................         3          32           6        112
                                                           -------     -------    --------   --------
          Total.........................................   $ 3,380     $10,378    $ 20,749   $ 16,966
                                                           =======     =======    ========   ========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

The identifiable assets of the respective segments is set forth below (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31
                                                                  2000           1999
                                                              -------------   -----------
Identifiable assets:
  Environmental recycling...................................    $ 92,948       $ 72,334
  Plastic lumber............................................     113,477         90,181
  Corporate.................................................       3,464          3,796
                                                                --------       --------
          Total.............................................    $209,889       $166,311
                                                                ========       ========

The following table reconciles the measure of profit (loss) used in segment reporting to the Company's consolidated Earnings (loss) before income taxes and extraordinary item for the periods ended September 30 (in thousands):

                                                    THREE MONTHS          NINE MONTHS
                                                  ----------------   ---------------------
                                                   2000      1999       2000        1999
                                                  -------   ------   -----------   -------
Operating income (loss).........................  $(1,692)  $6,276     $ 2,424     $13,814
Restructuring and revaluation charges...........       --       --          --       5,745
Merger costs....................................       --      810          --       1,405
Interest and other income (expense).............       87      (67)        209          75
Interest expense................................    1,946    1,362       4,485       4,377
                                                  -------   ------     -------     -------
Earnings (loss) before income taxes and
  extraordinary item............................  $(3,551)  $4,037     $(1,852)    $ 2,362
                                                  =======   ======     =======     =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,094,000 at September 30, 2000, a decrease of $713,000 from the $1,807,000 at December 31, 1999. Cash used in operating activities amounted to $11,285,000 for the first nine months of 2000 while cash provided by operating activities for the comparable period in 1999 amounted to $1,765,000. The change is primarily due to lower earnings excluding restructuring charges, increased receivables and inventories.

Cash used in investing activities was $20,277,000 in the first nine months of 2000, a decrease of $11,281,000 from the prior year. The decrease is primarily due to acquisitions completed in the first half of 1999, partially offset by higher capital expenditures in the Plastic Lumber Division in 2000.

Cash provided by financing activities totaled $30,849,000, including $14,600,000 of financing for new equipment, $7,500,000 from the issuance of 5% convertible subordinated debentures (see Note 5 to the Consolidated Financial Statements) and $4,119,000 in net proceeds from the issuance of convertible preferred stock (see Note 6 to the Consolidated Financial Statements). In addition, the Company entered into a new lending agreement with three banks, consisting of both a term loan and a revolving credit line (see Note 4 to the Consolidated Financial Statements). Proceeds from the new credit agreement were used to make principal payments on debt totaling $39,112,000, and for general corporate purposes.

Capital expenditures in the first nine months of 2000 amounted to $20,749,000, primarily for machinery and equipment to expand capacity at the Plastic Lumber Division's California, Illinois and Florida manufacturing facilities.

As reported in the Company's report on Form 8-K dated October 23, 2000, at September 30, 2000 the Company was not in compliance with certain financial covenants pertaining to the credit agreement discussed in Note 4. The Company received waivers and amendments to the agreement dated November 13, 2000 that require the Company to raise a minimum of $2 million in equity prior to November 30, 2000, an additional $2 million prior to December 26, 2000, and an additional $500,000 prior to January 31, 2001. In addition to amendment fees of $428,125 and an interest rate increase of 200 basis points which will be in effect until the Company returns to compliance under the original terms of the agreement, the amended terms also put further limits on the Company's capital expenditures, and gives the banking group the option to permanently reduce their commitment on the revolving credit line by the amount of payments made on that portion of the facility at the time such payments are made. The amended terms also allow the Company to raise up to $8 million in total equity between November 13, 2000 and April 1, 2001 to be used for general corporate purposes without requiring any prepayments to the term loan.

The Company will require additional working capital for dredging opportunities being pursued for its environmental recycling operations and to complete the expansion of its plastic lumber manufacturing facilities. In addition, the Company experiences a seasonal slow down at each of its divisions during the winter months, when adverse weather and normal ground freezing can impact the Company's environmental recycling operations, and sales of certain plastic lumber products slow significantly. Should the Company experience significantly lower revenues during this period it will be required to raise additional working capital.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales in the third quarter of 2000 were $50,088,000, an increase of $9,347,000, or 23%, over the third quarter of 1999. Sales of plastic lumber products increased by 39% in the quarter to $19,526,000, as the aforementioned new equipment at the Plastic Lumber Division's facilities began to come on line.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Environmental recycling revenues increased by 14% in the quarter as work commenced on several significant projects, primarily related to the Company's environmental construction operations. Gross profit decreased by $5,091,000, or 45%, as compared with the third quarter of 1999. Most of the decrease was at the Plastic Lumber Division, and was in large part the result of returns of SmartDeck product that were accepted from a large customer due primarily to issues with color variation. The Company has since implemented an extensive engineering and manufacturing program to ensure that all products entering the distribution system meet rigorous quality control standards. Gross profit was also negatively impacted by higher material and direct labor costs at the Plastic Lumber Division. While plans have been put into place to reduce these costs in the fourth quarter and in 2001, further increases in the price of oil, which impacts our raw material costs, could adversely effect gross margin. Gross profit at the Environmental Recycling Division decreased by $583,000, or 9%, due to a greater degree of lower margin replacement revenues for construction services present in the third quarter. Gross margin as a percent of revenues in the Plastic Lumber division decreased in the third quarter, from 35.1% in 1999 to 2.1%, primarily due to product returns, associated handling and regrind costs and the write down of inventory that did not meet the newly implemented Quality Control standards. Gross margin at the Environmental Recycling Division decreased to 18.7% in 2000 from 23.5% in 1999.

Selling, general and administrative expenses ("SG&A) increased by $2,877,000 in 2000, primarily due to increases in marketing and promotion costs, an increase bad debt expense and higher amortization expense for intangibles. As a percentage of net sales, SG&A increased to 15.6% in 2000 from 12.1% in 1999. Cost reduction programs implemented at the Plastic Lumber Division during the third quarter of 2000 are expected to slow this trend in the fourth quarter and in 2001.

The third quarter of 2000 produced an operating loss of $1,692,000 as compared to operating income of $5,466,000 for the comparable period in 1999, primarily due to the decline in gross margins and the increase in SG&A. Operating income decreased by $823,000 at the Environmental Recycling Division and by $6,742,000 at the Plastic Lumber Division, excluding the impact of $810,000 of merger costs incurred by the Plastic Lumber Division in 1999 for the Eureka and Ecosource transactions.

Interest expense increased by $584,000 for the quarter, mainly due to higher debt levels in 2000 as compared to 1999.

As a result of the losses incurred in the third quarter of 2000, income tax benefit was $1,101,000 as compared to an expense of $886,000 in 1999.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales for the first nine months of 2000 were $124,752,000, an increase of $22,182,000, or 22% over the comparable period of the prior year. Plastic Lumber Division sales increased by 54% to $59,297,000, reflecting the impact of the Baron acquisition and sales growth in the Company's packaging, decking and OEM product lines. Environmental recycling revenues increased by $1,471,000, or 2.3%. Environmental Recycling revenues were negatively impacted by abnormally wet weather in the northeastern United States in the first quarter of 2000, which affected all of the soil recycling plants. In addition, revenues were negatively impacted by the three-month shut down of the Soil Remediation of Philadelphia (SRP) facility, which was retrofitted to process additional waste streams under its newly expanded permit.

Consolidated gross profit decreased by $5,484,000 in the first nine months of 2000, as compared to 1999. Excluding the effect of a $2,025,000 inventory revaluation charge recorded by the Plastic Lumber Division in the first quarter of 1999, gross profit decreased by $7,509,000, or 26%. The decrease is due to declines in gross margins at both divisions. Gross margin as a percent of sales for the Plastic Lumber Division was 15.1% in 2000 as compared to 33.8% in 1999, excluding the effect of the inventory revaluation charge. This decline is due to the product returns and associated handling costs experienced in the third quarter of 2000, increased

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES material and direct labor costs and start up costs at the division's Ocala, FL, Chicago, IL and Fontana, CA manufacturing facilities. Environmental Recycling gross margins declined from 24.6% of sales in 1999 to 18.8% in 2000. Reduced soil coming to the Clean Earth New Castle, Clean Rock and SRP facilities, the shut down of the SRP facility and lower margin replacement revenues for construction services all contributed to this decline.

Consolidated SG&A expenses increased 26% to $18,839,000 for the first nine months of 2000, largely due to increased bad debt, marketing, and amortization expenses. As a percentage of net sales, SG&A expenses was largely unchanged at 15.1% in 2000 compared to 14.6% in 1999.

Operating income was $2,424,000 for the first nine months of 2000, a decrease of $4,241,000, or 64%, from the $6,664,000 of operating income for the comparable period of 1999. 1999 operating income was negatively impacted by the aforementioned $2,025,000 inventory revaluation charge, a $3,720,000 restructuring and equipment revaluation charge and 1,405,000 in merger expenses. Excluding these charges, operating income decreased by $11,391,000. The decline is primarily due to the lower gross margins at both divisions and the increase in SG&A.

Interest expense increased by $108,000 in 2000 as compared to 1999, as higher debt levels in 2000 were mostly offset by lower amortization of financing costs, including discounts on convertible subordinated debentures. For the nine-month period of 2000 interest expense includes a $358,000 charge for the beneficial conversion feature and accretion of discounts associated with the issuance of the $7.5 million convertible debentures during the first quarter.

Income tax benefit was $467,000 in 2000 compared to expense of $1,276,000 in 1999 due to pre-tax losses in 2000.

On June 30, 2000 the Company terminated its existing borrowing agreement in favor of a new credit facility. In connection with the early termination, the Company incurred an extraordinary loss of $939,675, net of taxes, for prepayment penalties and the write off of deferred loan costs.

ACQUISITION COMPLETED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000

On February 10, 2000, the Company acquired certain assets and assumed certain liabilities of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets, for 202,376 shares of common stock. Baron operates facilities in Denver, CO and Reidsville, NC. Both plants manufacture tier and slip sheets that are used in handling freight. The Company manufactures similar products in its Chicago facility. The acquisition was accounted for as a purchase. Accordingly, the operating results of the acquired business are included in the consolidated results of operations from the date of acquisition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect SFAS No. 133 to have a material impact on the Company's results of operations or financial position.

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), which becomes effective in the fourth quarter of 2000. The bulletin provides guidance on the recognition, disclosure and presentation of revenue in financial statements. The Company does not expect SAB No. 101 to have a material impact on the Company's results of operations or financial position.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuances of common shares during the three months ended September 30, 2000 are listed in the following paragraphs.

4,197 shares of Common Stock were canceled due to a prior acquisition adjustment.

36,667 shares of Common Stock were issued as a result of the exercise of stock options and warrants.

21,850 shares of Common Stock were issued as a result of production bonus incentives and license fees relative to process technology.

2,000 shares of Common Stock were issued as a result of an acquisition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    10.47 Amendment to the Master Credit Agreement with Bank of America
    27.1 Financial Data Schedule for the three months ended September 30, 2000

(b) Reports on Form 8-K

     On October 23, 2000 the Company filed a Report on Form 8-K to report a default on its credit agreement with Bank of America.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2000                      /s/ MARK S. ALSENTZER
------------------------------------   -----------------------------------------------------
Date                                   Mark S. Alsentzer,
                                       Chairman, President and CEO

November 14, 2000                      /s/ JOHN W. POLING
------------------------------------   -----------------------------------------------------
Date                                   John W. Poling,
                                       Chief Financial Officer