Form 10-K405
period 2000-12-31
U S PLASTIC LUMBER CORP
filed 2001-04-03
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-K

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission file number 000-23855

                           U.S. PLASTIC LUMBER CORP.
             (Exact Name of Registrant as specified in its charter)
                             ---------------------

            NEVADA                                                87-0404343
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                  Identification
                                                                     No.)

                             ---------------------
          2300 W. GLADES ROAD, SUITE 440 W, BOCA RATON, FLORIDA 33431
              (Address of Principal Executive Offices) (Zip Code)
                                 (561) 394-3511
              (Registrant's Telephone Number, Including Area Code)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, PAR VALUE $.0001
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X]  YES          [ ]  NO

     Indicate by check mark if disclosure of delinquent files in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 28, 2001 based on the average bid and asked price on such date, of $1.375 per share, was $31,770,117.

     The number of shares outstanding of the registrant's common stock as of February 28, 2001 is 34,845,944.

     DOCUMENTS INCORPORATED BY REFERENCE: PART III -- Portions of the Registrant's definitive Proxy Statement relating to its 2001 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year. Certain exhibits are incorporated by reference to the Registrants' Registration Statement on Form SB-2 and amendments thereto filed with the Securities and Exchange Commission on February 11, 1998 and July 22, 1998, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a manufacturer and marketer of recycled plastic lumber products and a provider of environmental recycling services. We were incorporated in Nevada in June 1992. In March 1996, we acquired Earth Care Global Holdings, Inc. as a wholly owned subsidiary through the acquisition of all the issued and outstanding stock of Earth Care Global Holdings, Inc. in a stock for stock exchange. At the time of this acquisition, we changed our name from Educational Storybooks International, Inc. to U.S. Plastic Lumber Corp.

     We have two distinct business lines, the plastic lumber division and the environmental recycling division. U.S. Plastic Lumber Ltd., our wholly owned subsidiary, operates the plastic lumber division, manufactures structural and non-structural plastic lumber, and fabricates a variety of accessory products, such as park and site amenities made from 100% recycled high density polyetheylene, a form of plastic. We also manufacture a composite decking product made from plastic and wood fiber in addition to plastic sheet products, cornerboards, and other items for the packaging industry. U.S. Plastic Lumber Ltd. has one wholly owned subsidiary, The Eaglebrook Group, Inc. The Eaglebrook Group, Inc. operates our Chicago plastic recycling and manufacturing operations.

     PLEASE REFER TO THE FINANCIAL STATEMENTS, FOOTNOTE 15, AND THE MANAGEMENT DISCUSSION AND ANALYSIS ATTACHED HERETO FOR INFORMATION ON THE SEGMENT FINANCIALS FOR THE PAST THREE YEARS.

     Clean Earth, Inc. operates our environmental recycling division including fixed based plants providing thermal desorption and bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services.

     Within the plastic lumber division, we operate a total of eight manufacturing, processing, recycling and fabrication facilities throughout the United States. The primary product produced in four of these plants is plastic lumber profiles made from recycled plastic waste. Recycled plastic lumber is manufactured in a variety of colors, profiles, and shapes including standard lumber dimensions and many custom engineered profiles and shapes. Two of our plants primarily manufacture packaging related products made from plastic. Two of our plants are recycled plastic processing facilities, which include washing, grinding, and pelletizing of post consumer and post industrial plastic waste. Some of the products from these facilities are used as raw material for our manufacturing plants. Two of our four manufacturing plants also include recycled plastic processing operations. Plastic lumber's principal intended use is as an environmentally friendly and non-toxic alternative to pressure treated lumber and rain forest hardwoods, which is suitable for and provides superior performance in most outdoor applications.

     Within the environmental operations, we operate five facilities. Two of our plants treat and recycle soil that has been contaminated with petroleum hydrocarbons and similar compounds through a process known as thermal desorption. Our third plant treats and recycles soil through a process, which is bio-organic in nature. Our fourth plant treats and recycles soil through a chemical treatment and cold mix process. Finally, we have a plant that consolidates and stabilizes oils, solvents, and heavy metal contaminated waste for disposal at unrelated companies.

     Our plastic lumber operation manufactures plastic profiles from recycled waste plastic, and plastic composite lumber with additives including wood and fiberglass, to produce a high quality, long lasting alternative to pressure treated lumber. Plastic lumber provides superior performance in outdoor uses and is suitable for most nonstructural and structural applications. We have a license to use a patented technology and also own two patents to manufacture structural plastic lumber. By producing a high quality recycled plastic lumber product, we believe that we conserve natural resources through reducing the need for lumber products made from wood. At the same time we reduce the amount of plastic waste going into landfills while providing a longer lasting, useful product. Our plastic lumber products are intended as an excellent replacement for pressure treated lumber, which is treated with toxic chemicals to retard decay and insect infestation. Plastic lumber is not subject to decay or insect infestation and so will outlast wood, especially in applications exposed to moisture. Recycled plastic lumber is environmentally friendly because it eliminates potential pollution from these toxic chemicals leaching into the environment.

     Clean Earth, Inc. operates plants in New Castle, Delaware, Philadelphia, Pennsylvania, Carteret, New Jersey, Hagerstown, Maryland, and Kearny, New Jersey. Clean Earth, Inc. also owns two environmental construction companies:
Integrated Technical Services, Inc., in Winslow, New Jersey and Barbella Environmental Technologies, Inc. in Somerville, New Jersey. Clean Earth, Inc. also owns Consolidated Technologies, Inc., which provides beneficial re-use of dredge materials and upland re-use of dredge materials to reclaim strip mines and brownfields properties.

     Our environmental division offers environmental recycling services and operates several subsidiaries. Clean Earth of New Castle, Inc. and Clean Earth of Philadelphia, Inc. operate low temperature thermal desorption treatment plants that ensure that contaminated soil is treated in accordance with local, state and federal regulations. This thermal treatment process removes petroleum hydrocarbons from the soil. Federal and state agencies (including Delaware, New Jersey, New York, Maryland, and Pennsylvania) have recognized this process as a cost effective technology. Contaminated solids, soils, and construction debris are recycled and reused in construction and industrial applications. Our recycling center in New Castle, Delaware is in a prime location for servicing the Northeast and Mid-Atlantic regions, where extensive remodeling and rebuilding of infrastructure and abandoned industrial property is ongoing. This division also operates Carteret Biocycle Corp., a bioremediation plant located in Carteret, New Jersey, which also removes petroleum hydrocarbons from soil. The plant is similar to Clean Earth of New Castle, Inc.'s facility except that Carteret Biocycle Corp.'s process involves bio-organic destruction of petroleum hydrocarbons whereas Clean Earth of New Castle, Inc.'s facility uses low temperature thermal desorption to remove petroleum hydrocarbons from the soil. The Clean Earth, Inc. division also has a subsidiary, Clean Rock Industries, Inc., located in Hagerstown, Maryland that provides soil recycling services in the Maryland/Washington D.C. region. The Clean Earth, Inc. division also has a subsidiary, S & W Waste, Inc., which is involved in the recycling and beneficial re-use of industrial wastes. The plant is a permitted Resource Conservation & Recovery Act facility. The remaining environmental recycling subsidiaries, Integrated Technical Services, Inc., Barbella Environmental Technologies, Inc., and Consolidated Technologies, Inc., are involved in beneficial re-use of waste products, upland re-use of dredge materials in strip mines and brownfields properties, environmental construction services, and on-site recycling services.

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

RECENT EVENTS

     On February 20, 2001, we received a Put Notice from the Halifax Fund, L.P. relative to the 5% Convertible Debentures issued on February 5, 2000 in the amount of $7,500,000. Pursuant to the Put Notice, we had the option to either
(a) repurchase the Outstanding Principal Amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of our common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. We did not elect option (a); therefore the Minimum Floating Conversion Price has permanently re-set to zero.

     On February 28, 2001 and March 31, 2001, we issued 571,429 shares of its Series "E" Preferred Stock to the Stout Partnership in exchange for a payment to the Company of $500,000 on each of the aforesaid dates. The stock pays a monthly cash dividend at an annual rate of 10%. Each share of Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. The Company at its sole option can redeem the Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 we have the right to require conversion of the Preferred Stock into common stock. Otherwise, the Preferred Stock automatically converts into common stock on March 1, 2002.

     On March 2, 2001, under the terms of the common stock purchase agreement, in connection with the commencement of the first tranche, Fusion Capital Fund II, LLC received 200,000 shares of common stock as a commitment fee. Unless an event of default occurs, these shares must be held by Fusion Capital until the common stock purchase agreement has been terminated.

     On March 15, 2001, we entered into a Waiver and Second Amendment to the Credit Facility Agreement ("Waiver and Second Amendment") with our senior lenders, Bank of America, LaSalle National Bank and Union Planters Bank, in which they agreed to waive past defaults on our senior credit facility and the Waiver and First Amendment. The Waiver and Second Amendment required that, among other things, we maintain our financial condition and operating profit within certain defined parameters including ratios involving earnings before interest, taxes, depreciation and amortization and interest expense. In addition, the Waiver and Second Amendment contains a provision which requires the Credit Facility to be refinanced or paid in full by April 2002.

     On March 30, 2001, we entered into an Amendment on the Master Credit Facility with GE Capital to waive the Tangible Net Worth Covenant for the 4th Quarter 2000 and amended the covenant for each quarter of 2001. Additionally, we have agreed to accelerate a portion of its principal payments.

HISTORY AND DEVELOPMENT OF THE COMPANY

     In March 1996, U.S. Plastic Lumber Corp. was formed when we entered into an Agreement and Plan of Reorganization with Earth Care Global Holdings, Inc., a manufacturer and marketer of recycled plastic products. Pursuant to this Agreement and Plan of Reorganization, we effected a reverse split of our common stock on a 1 for 16 basis, and then issued 4,196,316 post split shares of our authorized but previously unissued common stock to acquire all the issued and outstanding stock of Earth Care in a stock for stock exchange.

     We completed the following acquisitions during the period from 1996 through 2000:

                                      DATE OF               DESCRIPTION OF                 TYPE OF
COMPANY ACQUIRED                    ACQUISITION                BUSINESS                  ACQUISITION
----------------                   --------------  ---------------------------------  -----------------
DuraTech Industries..............    April 1996    Manufacture of recycled plastic     Asset Purchase
                                                   lumber in Lake Odessa, Michigan
Clean Earth, Inc.................  December 1996   Treatment of contaminated soil          Merger
                                                   and construction debris
Recycled Plastics Industries,
  Inc............................   January 1997   Manufacture of specialty profile      Acquisition
                                                   recycled plastic lumber products
                                                   in Green Bay, Wisconsin
Advanced Remediation and Disposal
  Technologies, Inc..............  February 1997   Environmental construction and          Merger
                                                   clean up of contaminated
                                                   industrial sties
Environmental Specialty Plastics,
  Inc............................    March 1997    Marketing, fabrication and            Acquisition
                                                   distribution of recycled plastic
                                                   products in Guasti, California
Integrated Technical Services,
  Inc............................    March 1997    Environmental construction and        Acquisition
                                                   clean up of contaminated
                                                   industrial sties in Winslow, New
                                                   Jersey
EnviroPlastics Corporation.......    June 1997     Processing of recycled plastic in     Acquisition
                                                   Auburn, Massachusetts
Interstate Industrial Corp.......    July 1997     Dredging and upland disposal         Joint Venture
                                                   projects in Clifton, New Jersey       Partnership
Waste Concepts, Inc..............  November 1997   Removal and recycling of waste        Acquisition
                                                   products
Green Horizon Environmental,
  Inc............................   January 1998   Removal and recycle of waste          Acquisition
                                                   products
Consolidated Technologies,
  Inc............................   February and   Disposal of dredge materials for      Acquisition
                                     June 1998     use in strip mines in
                                                   Pennsylvania
Chesapeake Recycled Lumber.......    March 1998    Manufacturer of plastic lumber      Asset Purchase
Cycle-Masters, Inc...............     May 1998     Manufacture of plastic lumber in      Acquisition
                                                   Sweester, Indiana
GeoCore, Inc.....................    June 1998     Environmental services company in     Acquisition
                                                   New Jersey
Trimax of Long Island Inc. and
  Polymerix, Inc.................    June 1998     Manufacture of structural lumber    Asset Purchase
                                                   in Ronkokoma, Long Island
S & W Waste, Inc.................  December 1998   Recycling and re-use of               Acquisition
                                                   industrial waste
Eaglebrook Plastics, Inc. and
  Eaglebrook Products, Inc.......   January 1999   Manufacture of plastic lumber in        Merger
                                                   Chicago, Illinois
Brass Investments, Inc...........    March 1999    Holding company for Soil              Acquisition
                                                   Remediation of Philadelphia, Inc.
                                                   and Allied Waste Services, Inc.
Soil Remediation of Philadelphia,
  Inc............................    March 1999    Soil remediation in Philadelphia,     Acquisition
                                                   Pennsylvania
Allied Waste Services, Inc.......    March 1999    Environmental services company        Acquisition
Brigadoon Industries, Inc........    June 1999     Manufacture of plastic lumber in      Acquisition
                                                   Ocala, Florida

                                      DATE OF               DESCRIPTION OF                 TYPE OF
COMPANY ACQUIRED                    ACQUISITION                BUSINESS                  ACQUISITION
----------------                   --------------  ---------------------------------  -----------------
Barbarella Environmental
  Technologies, Inc..............    June 1999     Environmental construction and        Acquisition
                                                   clean-up of contaminated
                                                   industrial sites
Eureka Plastics, Inc. and
  EcoSource Plastics, Inc........    June 1999     Environmental construction and        Acquisition
                                                   clean-up of contaminated
                                                   industrial sites
Clean Rock Properties, Ltd.......  December 1999   Holding company for real estate       Acquisition
                                                   of Clean Rock Industries, Inc.
Clean Rock Industries, Inc.......  December 1999   Recycling of contaminated soils       Acquisition
Baron Enterprises, Inc...........  February 2000   Manufacture of tier sheets and      Asset Purchase
                                                   slip sheets from recycled plastic

CORPORATE STRUCTURE

     We are a holding company for our wholly-owned subsidiaries: (i) U.S. Plastic Lumber Ltd., a Delaware corporation, which has been formed to act as a holding company for all operating recycled plastic lumber subsidiaries, (ii) Clean Earth, Inc., a Delaware corporation, the holding company which owns all operating environmental recycling subsidiaries, and (iii) U.S. Plastic Lumber Finance Corporation, a Delaware holding company which was established to provide financing to our subsidiaries. A list of our indirect subsidiaries is presented below.

     We implemented a corporate restructuring as of December 31, 1998, in which we merged many of our subsidiaries together. Recycled Plastic Industries, Environmental Specialty Products, EnviroPlastics, Earth Care of the Midwest, Earth Care of Tennessee, Chesapeake Plastic Lumber, and CycleMasters were merged into U.S. Plastic Lumber Ltd. Within the environmental division, Green Horizon Environmental was merged into Waste Concepts Inc., then Waste Concepts Inc. and GeoCore were merged into Integrated Technical Services. Advanced Remediation and Disposal Technologies, Inc. had previously been merged into Integrated Technical Services.

  U.S. Plastic Lumber Ltd. Subsidiary:

     The Eaglebrook Group, Inc., a Delaware corporation

  Clean Earth, Inc. Subsidiaries:

     Advanced Remediation of Delaware, Inc., a Delaware corporation Allied Waste Services, Inc., a Delaware corporation
     Barbella Environmental Technologies, Inc., a New Jersey corporation Carteret Biocycle Corporation, a Delaware corporation
     Carteret Materials Corporation, a Delaware corporation
     Clean Earth of New Castle, Inc., a Delaware corporation
     Clean Earth of Maryland, Inc., a Maryland corporation
     Clean Rock Properties, Ltd., a Maryland corporation
     Consolidated Technologies, Inc., a Pennsylvania corporation
     Integrated Technical Services, Inc. a Delaware corporation
     S & W Waste, Inc., a New Jersey corporation
     Clean Earth of Philadelphia, Inc., a Delaware corporation

  U.S. Plastic Lumber Finance Corporation Subsidiary:

     U.S. Plastic Lumber IP Corporation, a Delaware corporation

RECYCLED PLASTIC LUMBER OPERATION

     Products. During the past several years, we believe our recycled plastic lumber division has positioned itself to be a leading manufacturer of recycled plastic lumber, a newly emerging industry. Recycled plastic lumber is manufactured in a variety of colors, profiles, and shapes including standard lumber dimensions and a variety of custom engineered profiles and shapes.

     Our recycled plastic lumber products are primarily made from 100% recycled, post-consumer, and post-industrial plastics and are used for numerous municipal, commercial, and residential applications. We also manufacture a composite lumber product consisting of plastic and wood fiber. Our products are primarily manufactured for the building products industry, custom commercial and industrial uses, and the packaging/shipping industry. Our products are manufactured using a non-toxic material that is an environmentally friendly alternative to pressure treated lumber and rain forest woods and provides superior performance for most nonstructural, outdoor applications where traditional wood is subject to moisture damage and rotting. We also produce structural plastic lumber manufactured from a patented process. We believe that our products offer these unique advantages:

     - Environmentally friendly and non-toxic

     - Virtually maintenance free

     - Promote conservation of trees and reduce use of exotic rain forest hardwoods

     - Can be worked with conventional tools

     - Aesthetically pleasing wood-like textured surface

     - Splinter proof -- never rots

     - Not affected by termites, ants, or other wood borers

     - Not affected by moisture

     - No splitting, cracking, or chipping

     - Holds nails and screws 40% better than wood

     - No toxic leaching into soil or groundwater

     - Most graffiti easily washes off

     Products built with our recycled plastic lumber have the appearance of freshly stained or painted wood but the longevity and maintenance-free qualities of plastic. Recycled plastic products are an ideal replacement for wood, metal, and concrete in numerous applications, including most non-structural exterior functions. Some of the potential applications include:

     - Decking systems and platforms, including supporting structures and railings, for residential and commercial projects

     - Packaging products such as cornerboards used in shipping produce worldwide or slip sheets used in material handling applications

     - Commercial, municipal, and residential applications such as park benches, picnic tables, trash receptacles, stadium seats, planters, landscaping ties, and similar other uses

     - Trailer, farm equipment, and railroad box car flooring

     - Industrial applications such as pallets, walkways in chemical plants, catwalks on factory roofs, coil cradles, and other specialized applications

     - Sanitary animal pen flooring

     - Railroad ties

     - Sea pilings and marine bulkheads

     - Original Equipment Manufacture custom profiles

     Distribution of the products varies by the type of product. Original Equipment Manufacture, transportation, and packaging products are sold directly to end-users. Our decking and railing systems are primarily distributed through a two-step distribution process. We sell to a building supply company who, in turn, distributes to mass merchants, lumber yards, and others. For products that we fabricate, such as park benches, trash receptacles, and others, they are primarily distributed directly to end-users or in response to government bidding.

     Manufacturing and Recycling Facilities. The Chicago, Illinois manufacturing facility (approximately 400,000 sq. ft.) operates eleven extruders that utilize a vacuum calibration continuous flow forming manufacturing line. This process allows for the manufacture of many special profiles, in any length, that are not able to be produced with conventional roll forming or closed mold systems. This facility also provides processing of post consumer and post industrial plastics, which we utilize as raw material. This facility is the headquarters to all of our plastic lumber operations. One of the specialty products developed at this facility is "Smart Deck"(R), a composite product, consisting of plastic and wood, used for decks in commercial and residential applications. The Smart Deck(R) product line was developed to compete directly with several manufacturers of composite deck product throughout the country. In addition, a plastic slip sheet product, DuraPack(R), and other packaging products are manufactured at this facility to service the packaging industry. We intend to expand our production capacity at this facility using equipment from some of our smaller operations, which during the current year will be consolidated into our regional facilities.

     The Ocala, Florida manufacturing facility currently operates four extruders utilizing continuous flow production. This facility produces products for our packaging division primarily consisting of corner board for the produce shipping industry worldwide. The facility consists of approximately 140,000 sq. ft. on 37 acres of land. Additionally, four additional extruders in this facility are utilized to manufacture our "Smart Deck"(R) product line. This facility also provides processing of post consumer and post industrial plastics, which we utilize as raw material.

     The Sweetser, Indiana manufacturing facility currently has five extruders utilizing continuous flow production and is approximately 15,600 sq. ft. This facility produces lumber product primarily for industrial and commercial customers. The product in this facility is often customized to meet the specifications of an Original Equipment manufacturer. We currently intend to relocate the production capacity from this facility to our Chicago facility.

     The Denton, Maryland manufacturing facility currently has eight extruders utilizing continuous flow production. It produces lumber product focusing on production of our "Carefree Decking Systems"(R). The plant contains 80,000 square feet.

     The Trenton, Tennessee manufacturing facility currently has two continuous flow extruders. It is approximately 90,000 sq. ft. The focus of the production in Tennessee is large dimensional plastic lumber, such as structural lumber, engineered products such as marine piling cores, retaining wall timbers, and prototype products including the railroad crosstie, highway guardrail posts, and highway spacer blocks. This facility also produces plastic in assorted specialty shapes such as bench ends and table legs produced in a mold rather than an extruder.

     The Fontana, California facility is our newest operation and consists of approximately 136,000 sq. ft. We have one operation near the Fontana plant, located in Chino, California, that processes post consumer and post industrial plastics, which we utilize as raw material. Currently, the focus of the Fontana facility is manufacturing our packaging product, namely cornerboard, and fabrication of value added products.

     Our Denver, Colorado facility currently has two extruders and consists of approximately 44,800 sq. ft. This facility only produces slip sheets and tier sheets for our packaging division, which product is sold to the beverage industry.

     As a result of management's restructuring of plastic lumber operations, which commenced in the fourth quarter of 2000, we have committed to a plan to consolidate some of our smaller plants, including those located in Sweetser, Indiana, Green Bay, Wisconsin, Vernon, California and Reidsville, North Carolina into our regional hub facilities. As a result, we have closed or idled three of our smaller operations and plan to close a fourth facility by the end of the second quarter of 2001. See "Management's Discussion of Financial Condition and Results of Operations -- Restructuring, Equipment and Inventory Impairment Charges."

     Our manufacturing process involves proprietary technologies and specialized manufacturing equipment that was custom built or modified to our specifications. The manufacturing process utilizes granulated and/or densified recycled plastic, which in certain cases, contains additives formulated for desired end use characteristics of the product. A key advantage of the process is the ability to utilize recycled plastic waste to create a consistent material that can be extruded into a desired shape. While the end product maintains many of the desirable properties of traditional wood materials, it also has superior characteristics such as moisture resistance, which give it an advantage over wood for many applications.

     The primary product of our manufacturing process is plastic profiles in various sizes ranging from 3/8" x 1", to 10" diameter profiles in various lengths and a variety of packaging related products such as cornerboard, slip sheets and tier sheets. We also market and sell various engineered or value added products for specific applications, in which the plastic lumber is used to make the finished product.

     The manufacturing process, which primarily uses 100% recycled plastic raw material, consists of three stages. First, the recycled plastic materials received at the plant are identified and categorized by resin type. These materials are processed through a series of grinding, densifying and other operations to a consistent particle size. The ground plastic resins are then blended with other ingredients such as colorant and UV stabilizers to prepare specific mixes for the products that the plant produced. Second, the plastics are heated, mixed, and compounded into a thick molten composite which is extruded through either closed mold, roll forming, or vacuum calibration finishing lines into specified shapes or profiles using equipment specifically designed for processing recycled materials. Finally, the extruded products are cooled in a downstream process, and the resulting profiles are inspected and cut to specific lengths. The product is then ready to be packaged for shipping. We utilize only recycled polyethylenes and do not use plastics with PVC, toxic chemicals, insecticide, or paint residues. We use composite materials for manufacturing our structural lumber product line and our Smart Deck(R) line of products. Our manufacturing process produces no harmful environmental by-products or hazardous waste.

     Raw Materials Supply. We obtain most of our mixed plastics feedstock through our own operations or from firms who obtain these materials from a large variety of recycling facilities, including municipal recycling programs, as well as plastics discarded in various industrial and manufacturing processes. We are not dependent on any one source to obtain our supplies. We believe the raw material feedstock is currently purchased from sources that are dependable and adequate for at least short term and medium term manufacturing requirements. Availability of raw material has not been a problem for us. Generally, we attempt to maintain raw material inventory sufficient to supply our manufacturing requirements for approximately two months, and management believes that suitable alternative sources are available in the event of disruption. In the past, we have not experienced any significant disruptions from a lack of raw material availability or other supply problems. However, the cost of recycled plastics has been subject to cyclical market fluctuations over the past several years based on supply and demand. Therefore, no assurances can be given that raw materials will always be available at commercially reasonable prices. We are generally of the belief that if significant increases in demand for recycled plastics of a lasting nature were to occur, the potential supply of recycled plastics could easily be expanded to meet any lasting increase in demand. We believe that both supply and demand will continue to increase as public awareness of the need to recycle plastic waste increases. However, any disruption of supply arrangements or significant lasting increases in raw materials prices could have a material adverse effect on our operations.

  Research and Development.

     We are the only manufacturer of 100% recycled plastic lumber that has received a successful evaluation report from BOCA Evaluation Services, Inc., indicating compliance of our Carefree Decking(R) and Carefree(R) Guardrail System with national building code requirements. BOCA Evaluation Services, Inc. is a national testing organization that evaluates building products. Qualified third party laboratories determine compliance with national building code standards. We are in the process of applying for evaluation reports for products manufactured by us.

     Proprietary Technology. We are generally of the belief that maintaining state of the art technology in our formulations, molds, and manufacturing processes and maintaining the proprietary nature of that technology through trade secrecy is more important to maintaining a competitive position in the industry than seeking any legal protections that patents may provide. However, we own two patents on our structural lumber product and have a worldwide license on the Rutgers patent. We purchased the two patents as part of the Polymerix/Trimax asset acquisition through the bankruptcy court. The first Trimax patent expires on July 9, 2008, and the second patent expires on May 18, 2010. We have a patent application pending for process and composition relating to the manufacture of wood fiber and polymer composite. We believe these patents are important because they provide us with a competitive position in the market.

     We have several license agreements relative to patented technologies of others. The Rutgers patent expires on August 4, 2015. Our license agreement with Rutgers has a duration that extends the life of the patent depending upon us maintaining our contract rights with Rutgers. We have a license with Paul Adam for the manufacturing and commercial sale of contaminated or impacted dredge material from a wide variety of industrial waste streams that we use in our environmental division. The Adam License extends for the duration of the Adam patent, December 5, 2011, unless either party to the License seeks to terminate the agreement earlier for reasons set forth in the License Agreement. We also have a non-exclusive license with the Strandex Corporation to manufacture composite lumber products. The Strandex License Agreement expires on April 22, 2011.

     We have several registered trademarks and several more currently pending application for registration. The registered trademarks of the Company are as follows: Carefree Decking System(R), Smartdeck(R), Clean Earth(R), Integrated Technical Services(R), Recyclemaid(R), Cyclewood(R), Trimax(R), Durawood(R), Durapack(R), RecycleDesign(R), Global Garden(R), SmartTrim(R), Duratie(R), CrushGuard(R) and GripGuard(R). We take an aggressive attitude toward the protection of our proprietary technology.

     Competition and Barriers to Entry. The recycled plastic lumber industry is a young, highly fragmented industry with over 20 small manufacturers and many more marketers of recycled plastic lumber. The competition is broken down into two separate categories: plastic lumber manufacturers using strictly high density polyethylene and manufacturers that use a mixture of high density and other polymers to produce a less expensive product.

     We primarily use only high density polyethylene and additives at all of our plants. The major competitors in this segment of the market include NEW Plastics Corp., Luxemburg, Wisconsin and a variety of small "mom and pop" organizations. We attempt to compete with these competitors on the basis of price, quality, and service. Two competitors who manufacture commingled plastic are The Plastic Lumber Company, Inc., Akron, Ohio and Hammer's Plastics Recycling, Iowa Falls, Iowa.

     Several competitors exist that manufacture a composite product that consists of a mixture of wood and plastic. TREX(R), TimberTech, Louisiana Pacific and AERT are competitors of the Company who use a plastic composite material made with sawdust used to manufacture primarily deckboard. TREX(R) has a strong distribution system in placeand has the most widely disseminated product of all of our competitors. We compete directly against the composite deck manufacturers through our Smart Deck(R) product.

     We believe that our competitive position in the market has increased substantially over the last twelve months. In large part this is due to several factors, including wider distribution of our products nationally, cross-selling of separate products to the entire distribution network, increased purchasing power which can lower our cost basis, and a strong management team with a long history of success in this industry.

     We manufacture recycled plastic lumber which will be in direct competition with conventional wood in most of its applications. At present, the principal competitive disadvantage of recycled plastic lumber compared to wood is that recycled plastic lumber is generally more expensive to purchase. Recycled plastic lumber is comparable in price to high grade cedar and redwood. Composite lumber is about 20% less expensive than recycled plastic lumber. Recycled plastic lumber and composite lumber can be more expensive to initially purchase than comparable wood, but recycled plastic lumber and composite lumber can be more cost effective because they can substantially outlast wood, particularly in applications where the lumber is exposed to the elements. We also believe that environmental restrictions are presently impeding forestry operations in United States forests. A second factor impeding the use of pressure treated wood is the toxic leaching characteristics. Chemicals injected into pressure treated wood contain hazardous constituents that are released into the soil and create potentially hazardous conditions. These factors may reduce, if not eliminate, any price advantage that pressure treated wood presently has with respect to its initial cost.

     There are significant barriers to entry for this line of business. First and foremost, the technology and cost of development of a successful product is time consuming and costly. Second, there is a large capital investment required to build the plants, purchase the equipment necessary to operate the facilities, and market the product on a national level. In order to penetrate the market successfully, a company needs to establish a national presence with the ability to produce in sufficient volumes to attract major distributors. This type of operation requires technically trained individuals to operate and ensure that the facility remains in strict compliance with our formulas and quality control procedures to maintain product consistency on a national basis.

     Potential Markets. By producing a suitable recycled plastic lumber and composite lumber product, we conserve natural resources, reduce the plastic waste entering landfills, and provide a useful, maintenance-free product that satisfies this growing market. One of the major markets for recycled plastic lumber and composite lumber is as a substitute for pressure treated lumber. There are currently a number of states that have either passed laws or have on their legislative agenda, restrictions on the use and disposal of pressure treated lumber. The pressure treating process injects Chromated Copper Arsenate "CCA"(all carcinogens) into the wood. Pressure treated wood has legislative restrictions in some states on its disposal in toxic waste landfills. Plastic and composite lumber is a safe alternative that is fully recyclable and maintenance-free. Home Depot, Inc. and Lowes Inc., leading home improvement retailers whom carry our decking product in some of their stores, have announced during the last year that they will curtail purchases of certain hardwood lumber that are having an adverse environmental impact. Our product consists of both structural and non-structural profiles, which are an excellent substitute for many exterior uses for traditional wood lumber.

     In July 1994, we began to participate in a cooperative venture with Rutgers University, Norfolk & Southern Railroad, Conrail, and the US Army Corps of Engineers Research Laboratories. The cooperative venture was formed to develop a prototype railroad crosstie made from commingled plastic. Rutgers University performed extensive tests on many formulas. We developed a prototype that is superior in many ways to the creosote wood crosstie. Norfolk & Southern and Conrail are currently track testing the new prototype. Our cross ties have approximately 300 MGT (million gross tons) of service and are performing without any measurable defects. In contrast, creosote wood ties installed at the same time have experienced noticeable wear.

     Presently, approximately 180,000 miles of class one railroad track are being utilized in the United States, with approximately 3,334 crossties per mile or a total of over 600,000,000 ties in place. In 1999, 15,000,000 crossties were replaced in the United States, 93% of which were wood ties, and 65,000,000 cross ties were replaced worldwide. In 1999, the worldwide market for replacing crossties was approximately $2.5 billion. In certain applications, the creosote wood crosstie may have an expected useful life of less than 5 years, creating a large demand for the more durable recycled plastic crossties that have an estimated useful life in excess of 50 years. Moisture, extreme temperature fluctuations, and location relative to curves and switches are some conditions which shorten creosote wood tie life. Railroads know from extensive experience which locations require highest maintenance. These locations will be the initial target areas for our longer lasting polymer crossties.

     Sufficient test data shows that the plastic railroad tie performs well enough to enable us to market our railroad tie product to the railroad industry. The primary issue in our growth plans regarding the plastic railroad tie is cost. Our current pricing structure is approximately double the cost of a comparable wood tie. We market our tie on the basis of life cycle cost savings. We cannot assure you that our marketing strategy will succeed in creating demand for our railroad tie product.

     During the last twelve months, we have also introduced, several products specified for original equipment manufacturers. Some of these products are gaining wide acceptance in such diverse industries such as the door, hot tub, beverage, trucking and roll or sheet steel industries. Durability of our product and reduced life cycle costs have been the primary factor in growing sales in each of these segments of our business.

     Marketing Strategies. Our business and operations are divided into three distinct divisions: (i) building products, including Carefree Decking(R), Smartdeck(R), and Trimax structural lumber; (ii) engineered products, including fabricated products, railroad ties, marine & government, and Original Equipment manufacture "OEM"/industrial businesses; packaging products, including DuraPack(R) plastic slipsheets, tier sheets, corner board, and other related packaging products; and (iii) recycled resins division, including post consumer and industrial plastic processing and trading of engineering grade resins.

     We employ market focused Sales Specialists and industry specific representatives to market and sell our products. We utilize traditional sources of sales including attending trade shows, select advertising, cold calling, and customer referrals. We also market and sell through distributor relationships. We are seeking to expand our distribution network nationwide in certain markets.

     We focus our selling strategy on the high quality, maintenance-free aspect of our product along with our superior customer service. We also focus on the benefits of our products. Benefits include being maintenance free, 100% recycled, environmentally sensitive, aesthetically pleasing in appearance, free from rot and insect infestation, and durable. Our sales are not dependent upon a few customers, but rather we currently have a broad base of customers.

     We have experienced a seasonal slow-down in the winter months during the past three years, but we are attempting to reduce the seasonality of our sales. We can do this by increasing our marketing efforts in warmer climates of the U.S. during winter months, by supplying product for custom items which are not as seasonal, and by increasing our industrial products sales which tend to be less seasonal in nature.

     Government Regulation and Environmental Matters. Although the recycled plastic and composite lumber operations do not generate significant quantities of waste materials or hazardous substances, our operations are and will in the future be subject to numerous existing and proposed laws and regulations designed to protect the environment from waste materials and particularly hazardous wastes emissions. We are subject to federal, state and local laws regarding the environment, occupational health and safety, and other regulations applicable to our business. See "-- Environmental Recycling
Operation -- Regulatory Matters" for additional discussion of environmental regulations affecting the Company's business. The primary regulations affecting the plastic lumber divisions are air quality emissions from our manufacturing plants, disposal of solid and liquid wastes, waste water, and storm water discharge. We do not believe that our waste disposal practices and manufacturing processes will be in violation of any existing or presently proposed law or regulation or require special handling permits or procedures or otherwise result in significant capital expenditures that would have a material adverse effect on operations. Currently, costs of compliance with regulatory requirements for the plastic lumber division do not materially impact our financial condition, although many times the delays in approving permit modifications can slow our ability to quickly adapt to changing market conditions. However, we cannot assure you that regulatory requirements will not in the future adversely affect operations or require the introduction of costly additional manufacturing or waste disposal practices, which could adversely affect our financial condition. Additionally, as with manufacturing practices in general, if we release any hazardous substance, such a release could have a material adverse effect whether we (i) directly or indirectly cause the release; or (ii) the release comes from any of our owned or leased properties; or (iii) the release comes from any associated offsite disposal of our wastes; or (iv) the release comes from prior activities on our owned or leased property.

ENVIRONMENTAL RECYCLING OPERATION

     Products and Services. We offer a wide array of services in this operation including soil treatment through either thermal desorption or bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. We have a broad base of customers.

     Clean Earth of New Castle, Inc. and Clean Earth of Philadelphia, Inc. provide a safe, cost effective and final solution to the environmental problem of dealing with soils and construction debris contaminated with petroleum hydrocarbons such as diesel fuel, heating fuel, kerosene, jet fuel, and gasoline. This solution is to treat these soils so they can be recycled as clean fill. The treatment process heats the contaminated soils in a controlled environment to a point that the contaminants are volatized into a gas phase and then incinerated in an afterburner. In 1995, Clean Earth of New Castle, Inc. modified its plant to recycle products at higher temperatures (up to 1,100 degrees Fahrenheit). Clean Earth of New Castle, Inc. is now capable of treating soils contaminated with heavier products such as number six oil, refinery wastes, waste oils, and coal distillates such as coal tar. The facility is currently seeking two permit modifications from the Delaware Environment and Natural Resources Commission to help reduce costs. One permit modification allows the facility to burn waste oil rather than natural gas in winter months. Natural gas is at its highest cost in winter months and waste oil is generally less expensive. Switching to waste oil as a fuel in the winter months enables more efficient costs, which translates to improved operating margins. The Delaware Environment and Natural Resources Commission has also approved the second permit modification for accepting sewer sludge into the process. The addition of sewer sludge significantly reduces the volume of water which the plant consumes, increases the volume of clean soil, and generates additional revenue for us.

     Carteret Biocycle Corp. was founded in 1997 and opened its facility for business in the third quarter of 1998 in Carteret, New Jersey. This facility serves a similar function as Clean Earth of New Castle, Inc., except that it remediates soil contaminated with petroleum hydrocarbons through a bio-organic process. This facility's operational costs are substantially less than thermal desorption, yet the tipping fee (the fee it charges its customers to treat wastes at the facility) is similar to the tipping fee at the Clean Earth of New Castle, Inc. facility. In addition, Carteret Biocycle Corp. is strategically located to receive materials by truck, rail, or barge. This location is also well suited to receive dredge materials from the New York/New Jersey harbor, transferring the dredge materials to rail and shipping the material for disposition in Pennsylvania strip mines. We believe we are positioned to be one of very few companies able to take advantage of this new market.

     We also acquired Clean Rock Industries, Inc., a soil recycling facility, in December 1999. Located in Hagerstown, Maryland, this site is well positioned to take advantage of the soil market from Washington, D.C. through Maryland. In conjunction with our Delaware, Philadelphia, and New Jersey facilities, we are strategically positioned to exert a dominant influence in the soil recycling market in the New York to Washington D.C. corridor.

     Our beneficial re-use operation, known as Consolidated Technologies, Inc., was acquired in early to mid 1998. Consolidated Technologies, Inc. oversees the business of beneficial re-use of industrial wastes including the upland re-use of dredge materials. We believe that this area will provide one of the most important strategic growth opportunities available to us, and in the environmental industry in general. Consolidated Technologies, Inc. is an environmental industry group formed with a mission to provide research and operations for the beneficial re-use of dredged materials from the Raritan Estuary (New York/New Jersey Harbor) as recyclable fill for the remediation and reclamation of Pennsylvania strip mines. Consolidated Technologies, Inc. has experimented with numerous samples of dredge sediments and has identified proprietary formulations for the creation of engineered fill materials through solidification and stabilization of the dredged sediments. Essentially, these mix designs are formulated from 100 percent waste materials and industry by-products.

     In September 1997, the federal government prohibited off-shore dumping of contaminated dredge material. We are positioned to take advantage of this new market opportunity by finding alternative ways to re-use contaminated dredge material mixed with other products to create a pozzolonic fill which can be used for cover material and clean fill. For example, we have disposal rights which the Pennsylvania Department of

Environmental Protection granted to utilize dredge material mixed with coal ash or incinerator ash to produce a grout like substance suitable to reclaim strip mines. Strip mines represent a very significant environmental issue for Pennsylvania.

     Consolidated Technologies, Inc. succeeded in the permitting of a 550,000 cubic yard demonstration project involving the beneficial re-use of treated dredge materials for the reclamation of an abandoned strip mine known as the Bark Camp Mine Complex. We have entered into a No-Cost Contract with the Commonwealth of Pennsylvania Department of Environmental Protection to reclaim a portion of the Bark Camp site with dredge materials and other industrial by-products. We marketed a turnkey concept for this demonstration which incorporates everything from the physical dredging activities in the New York Harbor to the final placement of the engineered fill product at the Bark Camp Strip Mine site. Approximately 143,000 tons have been placed through December 31, 2000.

     Consolidated Technologies, Inc.'s business consists of the dredging, processing, and beneficial re-use of contaminated dredge material removed from harbors as engineered structural fill material capable of being utilized for development of commercial or industrial sites, or as fill for reclamation of abandoned strip mines.

     We believe Consolidated Technologies, Inc. is strategically positioned to capture a major share of the New York/New Jersey Harbor dredge disposal market. Consolidated Technologies, Inc. has obtained the first and only beneficial re-use permit for utilizing manufactured fill created from dredge material for abandoned strip mine reclamation in Pennsylvania.

     In addition to its plants, we have two subsidiaries, Integrated Technical Services, Inc. and Barbella Environmental Technology, Inc., which perform services in environmental construction, on-site remediation, beneficial re-use of industrial wastes, underground storage tank removals, landfill capping, on-site stabilization and treatment of hazardous waste to non-hazardous waste materials, consulting services, and other ancillary environmental services.

     Regulatory Matters. All of our principal business activities within the environmental division are subject to extensive and evolving environmental, health, safety, and transportation laws and regulations at the federal, state, and local levels. The United States Environmental Protection Agency and various other federal, state, and local environmental, zoning, health, and safety agencies in the United States and elsewhere administer these regulations. Many of these agencies periodically examine our operations to monitor compliance with these laws and regulations. Many of our facilities operate under permits granted by one or more federal, state, or local agencies. We have found that the procedures to obtain the necessary permits are often times difficult, time-consuming, expensive, and may be opposed by local citizens as well as environmental groups. Once obtained, the issuing agency may modify or revoke the operating permits. We, as well as others in our industry, may be required, from time to time, to make significant capital and operating expenditures in order to comply with current and future regulatory requirements. Federal, state, and local governments, from time to time, propose or adopt other types of laws, regulations, or initiatives with respect to the environmental services industry, including laws, regulations, and initiatives to ban or restrict the international, interstate, or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than upon in-state shipments, limit the type of waste that may be disposed of at existing facilities, mandate waste minimization initiatives, and re-classify categories of non-hazardous waste as hazardous. These regulations, laws, and initiatives can create situations which have a material adverse effect on our environmental business.

     We make a continuing effort to anticipate regulatory, political, and legal developments that might affect operations, but we cannot always do so. We cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, re-interpreted, or enforced in the future may affect our operations. These actions could adversely affect our operations or impact our financial condition or earnings.

     Governmental authorities may enforce compliance with regulations and permit conditions and obtain injunctions or impose fines in case of violations. During the ordinary course of our operations, we may, from time to time, receive citations or notices from these authorities that a facility is not in full compliance with applicable environmental or health and safety regulations. Upon receipt of these citations or notices, we will work with the authorities to address their concerns. Failure to correct the problems to the satisfaction of the authorities could lead to monetary penalties, curtailed operations, jail terms, facility closure, or an inability to obtain permits for additional sites or modifications to permits for existing sites.

     As a result of changing government and changing public attitudes in the area of environmental regulation and enforcement, management anticipates that continually changing health, safety, and environmental protection laws will require us, and others engaged in the environmental industry, to continually modify and upgrade various facilities including altering methods of operations and cost that may be substantial. To date, we have not had to expend material amounts to modify or alter any of our existing facilities resulting from changes in environmental protection laws. To our knowledge, we are currently in compliance in all material respects with all applicable federal, state, and local laws, permits, regulations, and orders affecting our operations. We cannot assure you that we will not have to expend substantial amounts for these actions in the future.

     We may grow in part by acquisition of additional environmental facilities. Although we conduct due diligence investigations of the past practices of the businesses that we acquire, we cannot assure you that, through its investigation, we will identify all potential environmental problems or risks. As a result, we may have acquired, or may in the future acquire, facilities that have unknown environmental problems and related liabilities. In order to mitigate the foregoing risks, we obtain environmental representations and indemnities from the sellers of the businesses that we acquire. However, we cannot assure you that we will be able to rely on these indemnities if an environmental liability exists.

     Generally, under environmental laws, the generator of the waste is financially and legally responsible for that waste forever, and is strictly liable for the costs of clean up and disposal of these wastes. Disposing of the waste in a landfill or mixing it with other materials does not eliminate that liability. Proper control and tracking of all wastes materials which are handled is essential for avoiding any liabilities with respect to these wastes. We take precautions not only to eliminate, if possible, the liability of our customers, who are the generators of the contaminated soil and debris, but also to maintain proper control and tracking of each waste stream. Once the waste has successfully been treated, the liability is significantly reduced. The product, once treated, is no longer classified as waste, but is, generally, a reusable material.

     In order to keep in compliance with applicable environmental, zoning, health, and safety regulations we may need to expend considerable time, effort and money. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated.

     Federal Regulations. The primary U.S. federal statutes affecting our business are summarized below.

     (1) The Resource Conservation & Recovery Act of 1976, as amended, establishes the framework for federal, state, and local government cooperation in controlling the management of non-hazardous and hazardous solid waste. These regulations established minimum standards for environmental facilities and may impose significant liabilities and costs. We do not believe that the cost of complying with these standards will have a material adverse effect on our operations.

     (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, provides for the cleanup of sites from where there is a release or threatened release of a hazardous substance into the environment. This statute imposes joint and several liability for the cost of cleanup and for damages to natural resources upon the present and former owners or operators of facilities or sites from which there is a release or threatened release of hazardous substances to the extent the disposal of hazardous substances for which there is a release occurred during their period of ownership or operation. Waste generators and transporters also have strict liability under this statute. Liability under this statute is not dependent upon the intentional disposal of hazardous wastes as defined under the Resource Conservation & Recovery Act. It can be founded upon the release or threatened release, even as result of lawful, unintentional, and non-negligent action, of any one of more than 700 hazardous substances, including very small quantities of these substances. Therefore, if we have transported waste material and lawfully disposed of it at a properly licensed facility, we can still have liability under this statute which can be very substantial. We do have environmental liability insurance, however, we cannot assure you that the amount of this insurance would be sufficient to cover costs pursuant to the statute. We attempt to minimize our exposure under this statute by selecting disposal facilities and transporters who we believe maintain strict compliance with all environmental laws and who carry environmental liability insurance of their own.

     (3) The Clean Air Act provides for the federal, state, and local regulation for the emission of air pollutants. These regulations impose emission limitations and monitoring and reporting requirements on our various operations, including our soil treatment facilities and our S&W Waste facility. We do not anticipate that the cost of compliance with this statute will have a material adverse effect on us, however, we cannot assure you that we will be successful in maintaining compliance with this statute.

     (4) The Occupational Safety and Health Act of 1970 authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various provisions of this statute, including provisions of this statute for notices of hazards, safety within the workplace, and handling of hazardous substances, may apply to our operations.

     (5) The Federal Water Pollution Control Act of 1972 establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including hazardous and non-hazardous disposal sites. Runoff from our facilities could require us to apply for and obtain discharge permits, conduct a sampling and monitoring, and reduce the quantity of pollutants, if any, in those discharges. This statute is likely to affect the construction or expansion of existing facilities because we would be required to obtain a storm water discharge permit even before the time we begin development of a facility. This statute provides civil, criminal, and administrative penalties for violation of its provisions.

     State and Local Regulation. The states in which we operate have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and non-hazardous waste disposal, water and air pollution releases, and cleanup of hazardous substances and the liability for these matters. These states have also adopted regulations governing the siting, design, operation, maintenance, closure, and post closure maintenance of disposal facilities. Our facilities and operations are likely to be subject to many, if not all, of these types of requirements. We cannot assure you that these laws and regulations will not have a material adverse effect on our operations or financial condition.

     Sales and Marketing. The environmental recycling operation is involved in a number of markets, including but not limited to remediation of contaminated soil, coal tar, upland disposal of dredge materials, and the recycling of sewer sludge and municipal incinerator ash for beneficial re-use. These markets are substantial. These markets are tied together via the contracting services arm of Clean Earth, Inc. These service companies can provide on site clean-up, removal, and transportation of these materials to other of our divisions for recycling and beneficial re-use of the products in an environmentally safe manner.

     We have recently begun bidding on large contracts to receive dredge material. Prior to September 1997, contaminated dredge material from harbors was dumped in the oceans. New federal regulations require upland disposal of this material. We believe most harbors throughout the United States will be faced with this issue and will be required to abide by these new government regulations. This market is new, and we have permits in place to provide for using the dredge materials to reclaim abandoned strip mines as opposed to disposing of the material in landfills.

     We are also expanding the capabilities of our facilities in Delaware and Philadelphia to process and re-use material such as sewer sludge, for which permitting has already been obtained, and municipal incinerator ash. We currently landfill these products. We will process the sewer sludge and recover the nutrients which will be mixed with the clean soil to provide an improved product for resale.

     The principal sales and marketing advantage that Clean Earth, Inc. has over its competitors is a broad range of services allowing customers a one stop shopping concept through not only contracting services but also the facilities to process material. One distinct advantage we have is our quality control system. Our comprehensive disclosure and testing systems ensure proper tracking of material as well as on site testing to insure that only acceptable material is permitted onto our sites. Rigorous quality control procedures are essential as they relate to the responsibility and liability in handling of material not only to us, but also to our customers.

     We do experience a seasonal slow-down during the winter months due to the fact that our environmental operations are located in the Northeast United States where adverse weather can impact our performance.

     Competition and Barriers to Entry. Clean Earth, Inc. has several large competitors that provide similar services within the northeast and mid-Atlantic states. These competitors include R-3 Technologies in Bristol, Pennsylvania, TPST in Baltimore, Maryland, and MART in Vineland, NJ. Clean Earth, Inc. has obtained a permit to treat coal tar materials from Delaware Natural Resources and Environmental Commission. We believe that this provides a niche market because very few competitors have this capability. We also compete in the Environmental Services arena with IT Group, Inc., Roy F. Weston, and Sevenson Environmental Services, Inc.

     Significant entry barriers exist for this line of business. First, the siting, permitting, and licensing process is time consuming and costly. Second, a large capital investment is required to build the plants and purchase the equipment necessary to operate the facility. Additionally, contracts must be awarded to obtain the incoming product as well as contracts to dispose of the material after it has been treated in order to operate an economically feasible facility. Finally, this type of operation requires technically trained individuals to operate and ensure that the facility remains in strict compliance with environmental laws. Some of our competitors are national companies with greater name recognition, greater economic resources and significantly larger business size.

     Plant Operations. The soil treatment plants and the S & W Waste Resource Conservation & Recovery Act facility are operated with a strict commitment to safety, health, and environmental issues coupled with a rigorous system of controls. This commitment provides credibility to the "Certificate of Destruction and Recycling" issued to each waste generator.

     The Waste Tracking System starts before the contaminated soil is accepted at the plant gate. A comprehensive disclosure testing and manifesting system ensures that the solids brought to the facility fall well within the limits of Clean Earth, Inc.'s permits and treatment capacities. This system mirrors the procedures of hazardous waste facilities. Furthermore, Clean Earth runs an Extractable Organic Halogens test on every load of material before it is authorized for unloading in the storage buildings. In addition, management runs several spot checks with the comprehensive on-site laboratory with respect to:

     - Gas Chromatographer for Poly Chlorinated Biphenyls;

     - Gas Chromatographer for Volatile Organic Compounds identification; and

     - Gas Chromatographer with a high temperature desorber for Total Hydrocarbons and Desorption Temperatures Extractable Organic Halogens analyzer and the screening equipment for fines content.

     These tests enable Clean Earth, Inc. to determine quickly and efficiently that the materials that are received are in accordance with their characterization by the generator. This sizable investment in equipment and personnel protects both the facility and the customers against the possibility of receiving undesirable wastes.

     The storage buildings at each facility are large, fully enclosed structures and are built on continuous concrete slabs. We regularly collect and check the run-offs from the buildings. We have divided the buildings into small compartments to maintain rigorous separation and tracking of each waste stream and to minimize commingling. This mitigates the potential liability to a small quantity if undesirable waste is detected after it has been accepted. This also ties into the sophisticated waste tracking system that mobilizes a network of eight micro-computers so as to monitor each load of material from the time of reception to the final treatment test results. These computers function on-line and enable operators to view and analyze, at any time, all the information relative to a given shipment.

     In addition, a comprehensive control system exists with recording devices that insure compliance with the various permit requirements. Clean Earth, Inc. further guarantees the facility's performance by testing the production daily. As recommended in Environmental Protection Agency publication #SW846, Clean Earth, Inc. composites a sample for every 300 tons of production and tests it for BTEX with a Gas Chromatographer and for TPH by the Environmental Protection Agency 418 method, using an independent State certified laboratory. For coal tars, the treated materials are also tested for Polynuclear Aromatic Hydrocarbons by the Environmental Protection Agency 8270 method. We believe that this treatment plant is the first in the industry to control its emissions with a Continuous Emissions Monitoring system. Information is collected minute by minute and stored on computers for control purposes. This information is available to both customers and regulators. The property itself is monitored through several monitoring wells. These monitoring wells are tested quarterly. The test results are reported to the Delaware Environmental and Natural Resources Commission.

     Liability Insurance and Bonding Capabilities. Clean Earth has fully bonded the costs of a closure plan approved by the Delaware Environmental and Natural Resources Commission. In addition, Clean Earth, Inc. has secured a total of $7.0 million of General Liability and Environmental Impairment Liability insurance coverages. The waste generating companies' recycled product is also protected with $1.0 million single/$2.0 million aggregate Products and Completed Operations coverage that includes a five year tail coverage.

     The Clean Earth, Inc. division has also obtained a $150 million performance bond capability to enable the environmental remediation companies to participate in more significant projects.

EMPLOYEES

     The Company and its subsidiaries employ on a full time basis a total of approximately 734 employees through the United States. Of this number, approximately 474 employees are full time permanent employees of the plastic lumber operations; and 250 persons are full time permanent employees in the environmental recycling operations. There are 10 full time permanent employees at the corporate headquarters.

                                  RISK FACTORS

     In considering whether to acquire our common stock, you should consider carefully the risks associated with the ownership of our common stock. These risks are described in detail below. You should consider carefully these risk factors, together with all of the other information in this prospectus and the documents we have incorporated by reference in the section "Where You Can Find More Information," before you decide to purchase shares of our common stock.

OUR FAILURE TO COMPLY WITH THE TERMS OF OUR CREDIT AGREEMENTS WITH LENDERS COULD RESULT IN RESTRICTIONS ON OUR OPERATIONS AND WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND CAPITAL RESOURCES.

     The Company's liquidity and ability to meet its financial obligations in 2001 will be dependent on the Company maintaining compliance with its debt covenants and obtaining the proceeds from the Fusion Capital Fund II LLC common stock purchase agreement. The Company is highly leveraged and due to losses experienced during the third quarter of fiscal 2000, we were deemed to be in default under the terms of our Senior Credit Facility due to our failure to maintain certain financial ratios including ratios involving earnings before interest, taxes, depreciation and amortization, interest expense ("EBITDA") and debt. On November 13, 2000, we entered into a Waiver and First Amendment to the Senior Credit Facility in which the senior lenders waived our past defaults. The Waiver and First Amendment required that we maintain our financial condition and operating profit within certain defined parameters. The Waiver and First Amendment also required that we raise $4.5 million in additional equity financing as follows: $2.0 million on or before November 30, 2000; $2.0 million on or before December 26, 2000; and $0.5 million on or before January 30, 2001. We have only raised $2.5 million required by the Waiver and First Amendment as of December 31, 2000. The Waiver and First Amendment also required that we attain certain levels of EBITDA and interest expense. As of December 31, 2000, as a result of the operating losses of $2.6 million and $5.1 million incurred in the fourth quarter and for the year ended December 31, 2000 which excludes restructuring charges of $3.2 million, respectively, we were in default on certain financial covenants contained in the Waiver and First Amendment. Our default related to failure to achieve minimum levels of EBITDA, failure to maintain compliance with financial covenant ratios, including but not limited to ratios involving EBITDA interest expense and debt, and failure to raise sufficient equity sums by specified dates. On March 15, 2001, we entered into a Waiver and Second Amendment to the Senior Credit Facility with our senior lenders in which they agreed to waive past defaults on our Senior Credit Facility and the Waiver and First Amendment. The Waiver and Second Amendment contains the same type of waiver provisions as the Waiver and First Amendment, except that it provides additional flexibility in the financial covenants during the course of the next several months. In addition, the Waiver and Second Amendment contains a provision which requires that the Senior Credit Facility be refinanced or paid in full by April of 2002. The Company currently does not have the financial resources to retire this obligation in 2002.

     The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity, in increments of $500,000 per month commencing in January and March 2001 and $500,000 per month thereafter until an aggregate of $6,500,00 has been raised. In December 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion has agreed to purchase up to $12 million of the Company's common stock. There can be no closing until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. As a result, there can be no assurance that we will be able to obtain such additional funding.

     At December 31, 2000, the Company was not in compliance with the minimum tangible net worth covenant of the GE Capital Equipment Term Loan ("GE Loan"). On March 30, 2001, the Company entered into amendments on the GE Loan with GE Capital to waive the tangible net worth covenant for the 4th quarter of 2000 and amended the covenant for each quarter of 2001. Additionally, the Company will be required to accelerate a portion of the principal payments on the GE Loan and will be required to refinance or repay a portion of the GE Loan upon the refinancing or repayment of the Senior Credit Facility.

     Certain of our debt instruments contain covenants establishing certain financial covenants and operating restrictions. Our failure to comply with any covenant or material obligation contained these debt agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained within certain of our credit agreements, an event of default under certain of our debt agreements could accelerate debt repayment terms under certain other credit agreements, all of which would have a material adverse affect on our liquidity and capital resources.

WE HAVE A HISTORY OF LOSSES AND IF WE ARE NOT ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY, THE MARKET PRICE OF OUR COMMON STOCK COULD DECREASE.

     We incurred operating losses during much of our history. We reported a large operating loss in the third quarter of 2000 in our plastic lumber division in excess of $4.0 million which resulted in a default on our Senior Credit Facility. We did negotiate a waiver and amendment to our Senior Credit Facility with our senior lenders dated November 13, 2000. We also reported a large operating loss for the fourth quarter of 2000 of $5.1 million and for the fiscal year 2000 of $2.6 million, excluding a restructuring charge of $3.2 million. As a result of these losses, we defaulted on certain financial covenants contained in the Waiver and First Amendment to the Senior Credit Facility that we entered into with our senior lenders. We have, however, negotiated a Waiver and Second Amendment to our Senior Credit Facility restoring us to compliance with the Senior Credit Facility. At December 31, 2000, the Company was not in compliance with the minimum tangible net worth covenant of the GE Capital Equipment Term Loan ("GE Loan"). On March 30, 2001, the Company entered into amendments on the GE Loan with GE Capital to waive the tangible net worth covenant for the 4th quarter of 2000 and amended the covenant for each quarter of 2001. If we are not able to restore our profitability, which will depend largely on our ability to substantially increase sales, reduce fixed operating costs, and limit the growth of overhead and direct expenses, the market price of our common stock could decrease and our business and operations could be negatively impacted. See the Risk Factor immediately below for further information on our default. If the market price of our stock continues to decrease, it can impact our ability to maintain listing on NASDAQ NMS.

WE REQUIRE ADDITIONAL CAPITAL TO FINANCE OUR WORKING CAPITAL NEEDS. OUR LIMITED ACCESS TO CAPITAL COULD RESULT IN OUR INABILITY TO OBTAIN FINANCING IN ADEQUATE AMOUNTS AND ON ACCEPTABLE TERMS NECESSARY TO OPERATE OUR BUSINESS WHICH COULD NEGATIVELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND LIQUIDITY.

     We require additional capital to finance our working capital needs. We have limited access to capital and there is no assurance that we will be able to obtain the capital necessary and appropriate to operate our business. We will require additional capital in order to:

     - manufacture, market, and sell our products;

     - develop new products;

     - manufacture, market, and sell our new product line;

     - consolidate our existing operations;

     - implement our plan of operations;

     - to fund other working capital needs; and

     - capital expenditures.

     While we currently have limited lines of credit available, we cannot be sure that these lines of credit or other financing will be available to us in the future or that it will be available in the amounts we require or on terms acceptable to us. In addition, we only have the right to receive $500,000 per month under the common stock purchase agreement with Fusion Capital Fund II, LLC, unless our stock price equals or exceeds $3.50 per share. Even if we access all $12.0 million under the common stock purchase agreement with Fusion, we may still need additional capital to fully implement our business operating and development plans. Our failure to obtain financing in adequate amounts and on acceptable terms could negatively impact on our business, financial condition and liquidity.

SINCE OUR PLASTIC LUMBER PRODUCTS ARE FAIRLY NEW AND CARRY LONG WARRANTIES, AS MUCH AS 50 YEARS ON SOME PRODUCTS, WE DO NOT HAVE A SUFFICIENT HISTORICAL TRACK RECORD TO DETERMINE THE FUTURE LIABILITY THAT MAY RESULT FROM OFFERING EXTENDED WARRANTIES OR FROM PRODUCT LIABILITY MATTERS.

     Our plastic lumber products are fairly new and have not been on the market for long periods of time and may be used in applications that we have no knowledge of or limited experience in. Our plastic lumber products are used in applications that we have little or no historical track record to measure our potential liability as it relates to product warranty or product liability issues. We have established an accounting reserve on our books and records that we believe is sufficient to handle product warranty or liability issues based upon our current information from past experience, however, due to our minimal historical track record there can be no assurances that our current reserve will be sufficient. If our products fail to perform over the extended warranty periods, which for some products is as long as 50 years, we may not have the ability to adequately protect ourself against this potential liability which can negatively impact on our business.

IF WE ARE UNABLE TO ATTRACT AND KEEP EMPLOYEES WITH THE REQUISITE LEVELS OF EXPERTISE, IT COULD NEGATIVELY IMPACT OUR ABILITY TO CONDUCT BUSINESS.

     Our business requires a significant amount of expertise in a wide variety of functions. We cannot assure you that we will be able to maintain employees with the requisite levels of expertise or that we will be able to attract and keep these employees in the future. Our failure to attract and keep employees with the requisite levels of expertise could negatively impact our ability to conduct business.

SEVERAL OF OUR DIRECTORS, OFFICERS, AND EMPLOYEES ARE AFFILIATED WITH ENTITIES WHICH ARE SIGNIFICANT SHAREHOLDERS OF OURS, WHICH COULD RESULT IN A CONFLICT OF INTEREST.

     Several of our directors, officers, and employees are affiliated, through ownership or otherwise, with the Stout Partnership and Schultes, Inc., each of which is a significant shareholder. When our directors who are affiliated with these entities are faced with decisions where we have interests adverse to those entities, a conflict of interest could arise. Since a majority of our directors are affiliated with those entities, agreements related to monies provided by those entities were not the result of arm's-length negotiations. We have attempted to have these agreements be as similar to those negotiated by us with third parties, however, these agreements may include terms and conditions that may be more or less favorable to us than terms contained in similar agreements negotiated with third parties.

IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY, OUR BUSINESS MAY SUFFER.

     The success of our growth strategy depends on our ability to continue to increase profit margins through:

     - consolidation of plants and operations;

     - reduced costs of operations;

     - increased consumer acceptance of alternative wood products;

     - an increased distribution network;

     - increased sales; and

     - ability to finance growth.

     Our ability to implement this strategy will depend in large part on whether we are able to:

     - obtain adequate financing on favorable terms to fund this growth strategy;

     - develop and expand our customer base;

     - hire, train, and retain skilled employees;

     - strengthen brand identity and successfully implement our marketing campaigns;

     - continue to expand in the face of increasing competition;

     - continue to negotiate our supply contracts and sales agreements on terms that increase or maintain our current profit margins; and

     - create sufficient demand for plastic lumber and other products.

     Our inability to implement any or all of these strategies could result in a reduction in our earnings and profits.

AS A RESULT OF OUR ACQUISITION OR LEASE OF REAL ESTATE, WE MAY BECOME LIABLE FOR THE REMEDIATION AND/OR REMOVAL OF HAZARDOUS OR TOXIC SUBSTANCES FROM THAT REAL ESTATE.

     From time to time, we acquire or lease storage facilities or other properties in connection with the operation of our business. Under various U.S. federal, state, or local environmental laws, ordinances, and regulations, we could be required to investigate and clean up hazardous or toxic substances or chemical releases at property we acquire or lease. We could also be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and cleanup costs incurred by those parties in connection with any contamination. The costs of investigation, remediation, or removal of hazardous or toxic substances may be substantial, and the presence of those substances, or the failure to properly remediate the property, may adversely affect our ability to sell or rent the property or to borrow using the property as collateral. In addition, we could be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from these properties.

THE SEASONAL NATURE OF OUR BUSINESS COULD HURT OUR REVENUES AND EARNINGS.

     Our business is seasonal in nature. Historically, we have generated a substantial portion of our revenues and profits during the second and third quarters of our fiscal year. If for any reason our revenues fall below those normally expected during the second and third quarters of our fiscal year, our revenues and earnings could be adversely affected.

SOME OF OUR BUSINESSES OPERATE IN RELATIVELY NEW INDUSTRIES WHICH PROSPECTIVE CUSTOMERS MAY RESIST WHICH COULD RESULT IN DECREASED REVENUES.

     The reclamation and recycling of plastic and the manufacture of plastic lumber for use in construction, and other composite materials containing recycled plastics, are relatively new industries. A general reluctance exists in the construction industry to use new materials before they have been extensively tested, particularly in certain segments that have exacting performance standards for component materials. In the case of our recycled plastic lumber and composite materials in particular, this testing may be extensive for each prospective customer and may require substantial additional time and resources. In addition, we may experience resistance from prospective customers who are accustomed to more conventional, non-artificial wood materials. Moreover, we may not have sufficient financial and other resources to undertake extensive marketing and advertising activities or to afford the cost of the necessary marketing and sales personnel when it becomes appropriate to broaden our marketing efforts.

IF WE ARE NOT ABLE TO OBTAIN OUR RAW MATERIALS AT COMMERCIALLY REASONABLE TERMS, OUR REVENUES AND EARNINGS MAY BE REDUCED.

     The availability of low-cost raw materials, namely post-consumer and industrial plastic waste products, is a material factor in our costs of operations. Historically, suppliers have provided adequate quantities of these raw materials at favorable costs, although during 2000, our raw material costs increased significantly due to much higher oil prices. We believe that our current sources of raw materials will continue to be available on commercially reasonable terms. However, unavailability, scarcity, or increased cost of these raw materials could affect our profitability. We purchase most of our raw materials through generators of post-consumer and industrial recycled plastic materials. We do not rely on contractual arrangements with our raw materials suppliers and we have no long-term supply contracts. Disruption of our supply sources or continuation of oil price increases could reduce our revenues and earnings.

IF WE ARE UNABLE TO DEVELOP NEW TECHNOLOGIES, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND OUR BUSINESS COULD SUFFER.

     Our products and services involve newly developing technologies and we cannot be sure that we will be able to compete effectively in developing and marketing new products and services or in developing or maintaining the know-how, technology, and patents to compete effectively. There is a general lack of public awareness of these newly developing products and services generally, or as alternatives to more traditional and well established products. To compete effectively, we must increase public knowledge and acceptance of our products and services and develop and maintain certain levels of know-how and technical expertise. Our failure to develop new technologies could have an adverse effect on our ability to compete and our business could suffer.

A LACK OF UNIFORM STANDARDS EXISTS IN THE PLASTIC LUMBER INDUSTRY IN WHICH WE OPERATE THAT COULD RESTRICT THE GROWTH OF PLASTIC LUMBER PRODUCTS AND LIMIT THE MARKET FOR THESE PRODUCTS, WHICH COULD RESULT IN DECREASED REVENUES.

     The American Society for Testing and Materials and other industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with the standards relative to the proposed applications. Since uniform, recognized standards or methods have only recently been established for measuring the characteristics of plastic lumber, potential users may not be aware of this method of judging whether or not plastic lumber may be suitable for their particular requirements, without being informed of these standards by the plastic lumber supplier or otherwise becoming aware of them. The fact that these standards are not well known for plastic lumber may limit the market potential for our building materials and make potential purchasers of these building materials reluctant to use them. The Plastic Lumber Trade Association, of which we are a member, is pursuing increased public awareness of these standards, but we cannot be sure that public awareness will successfully be increased or that increased awareness will increase the market for our products.

SINCE THE INDUSTRIES IN WHICH WE OPERATE ARE SUBJECT TO EXTENSIVE REGULATION, THE COST OF COMPLYING WITH THOSE REGULATIONS, OR THE LIABILITY FOR NOT COMPLYING, COULD BECOME SUBSTANTIAL WHICH COULD REDUCE OUR REVENUES.

     Our businesses are subject to extensive laws and regulations designed to protect the environment from toxic wastes and hazardous substances or emissions and to provide a safe workplace for employees. Under current federal regulations, the Resource Conservation & Recovery Act, and Comprehensive Environmental Responsibility, Compensation, and Liability Act, the generator of toxic or hazardous waste is financially and legally responsible for that waste forever, and strictly liable for the clean up and disposal costs. In particular, the business of treating or otherwise handling toxic or hazardous waste materials is fraught with potential liability to handlers if the handling and tracking of wastes is not completed properly. We believe we are either in material compliance with all currently applicable laws and regulations or that we are operating in accordance with appropriate variances or similar arrangements, but we cannot be sure that we will always be deemed in compliance, nor can we be sure that compliance with current laws and regulations will not require significant capital expenditures that could have a material adverse effect on our operations. These laws and regulations are subject to change and could become more stringent in the future. Although state and federal legislation currently provide for certain procurement preferences for recycled materials, the preferences for materials containing waste plastics are dependent upon the eventual promulgation of product or performance standard guidelines by state or federal regulatory agencies. The guidelines for recycled plastic building materials may not be released or, if released, the product performance standards required by those guidelines may be incompatible with our manufacturing capabilities. It may be necessary to expend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable environmental, zoning, health, and safety regulations and as to which there may not be adequate insurance coverage. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated.

IF WE ARE NOT ABLE TO MAINTAIN OUR PERMITS AND LICENSES NECESSARY TO CONDUCT OUR BUSINESS, OUR REVENUES COULD BE REDUCED.

     Our business, especially our environmental recycling operation, depends on our maintaining permits and licenses from many different federal, state, and local agencies. We cannot assure you that we will be able to maintain our permits and licenses in the future or that we will be able to modify our permits and licenses, if necessary, to be able to compete effectively. If we are not successful in maintaining the permits and licenses necessary to conduct our business, our revenues could be reduced.

SINCE WE RELY SIGNIFICANTLY ON OUR TRADE SECRETS, OUR INABILITY TO PROTECT THESE TRADE SECRETS COULD RESULT IN REDUCED REVENUES.

     Our businesses involve many proprietary trade secrets, including certain methods, processes, and equipment designs for which we have not sought patent protection. Although we have taken measures to safeguard our trade secrets by limiting access to manufacturing and processing facilities and requiring confidentiality and nondisclosure agreements with third parties, we cannot assure you that our trade secrets will not be disclosed or that others will not independently develop comparable or superior technology. Rather than rely on patent protection, we have generally chosen to rely on the unique and proprietary nature of our processes. We have obtained exclusive worldwide licensing rights with respect to patent technology related to railroad crossties and the process to manufacture them, but we cannot assure you that we will be able to maintain those rights for any specific length of time. We also purchased patents to manufacture structural lumber.

     To the extent that we do have patents on some of our technology we can not assure you that our patents will adequately protect us from similar technology being developed with different formulations or from use in countries in which we do not have patent protection. We will seek protection against known infringement cases against our patents, but we cannot assure you that our efforts will be successful.

IF WE ARE NOT ABLE TO SUCCESSFULLY OBTAIN BID WORK AT SUITABLE PROFITABLE MARGINS, OUR REVENUES WILL DECREASE.

     Our environmental recycling operation consists of certain subsidiaries which are highly reliant upon contract bidding as a significant source of revenues. We cannot assure you that we will be successful in obtaining bid work in the future or that if we do obtain bid work that it will be at suitable profitable margins. Our failure to successfully obtain bid work at suitable profitable margins may result in a decrease in revenues.

THE OCCURRENCE OF AN EVENT NOT FULLY COVERED BY INSURANCE COULD REDUCE OUR REVENUES.

     Our business could be disrupted by a variety of occurrences, including:

     - fires, explosions, or blow outs;

     - environmental hazards;

     - hurricanes, floods, fires, or other acts of God; or

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

     - continue to be available at premium levels that justify its purchase; or

     - continue to be available at all.

     If an event occurs which is not fully covered by insurance, our revenues could be reduced.

A SUBSTANTIAL INCREASE IN INTEREST RATES COULD INCREASE OUR COST OF FUNDS AND REDUCE OUR REVENUES.

     A substantial portion of our outstanding indebtedness is at floating interest rates. As a result, a substantial increase in interest rates could increase our cost of borrowed money, which could reduce our revenues.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE INDUSTRIES IN WHICH WE OPERATE WHICH WOULD REDUCE OUR REVENUES.

     All of our businesses operate in highly competitive industries. Our recycled plastic lumber business faces competition from other producers of recycled plastic lumber as well as producers of vinyl and aluminum decking, and traditional wood, especially pressured treated wood. We compete against other makers of recycled plastic principally upon the basis of price and quality, as well as the immediate availability of the product, and compete against other products such as pressure treated lumber by emphasizing the superior suitability characteristics of plastic lumber for certain applications, as well as appealing to the environmental consciousness of consumers. Our environmental recycling operations face competition from several large competitors that provide similar services throughout the northeast and midatlantic states. The resources of these competitors, financial or otherwise, are such that it is very difficult for us to effectively compete. In some instances, our competitors have more revenues, market share, better name recognition and capital available which could make it difficult for us to compete. In addition, the environmental industry is changing as a result of rapid consolidation and our future success may be affected by those changes. Our failure to compete successfully in either the plastic lumber or the environmental industry could have a material adverse effect on our revenues.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS NECESSARY TO GROW OUR BUSINESS IN NEW STOCK OFFERINGS.

     There were approximately 34.8 million shares of our common stock outstanding as of February 28, 2001. In addition, we intend to continue to issue common stock in connection with financings or in other transactions. Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through future offerings of equity securities.

IF WE ARE NOT SUCCESSFUL IN RETAINING KEY PERSONNEL, THIS COULD DISRUPT OUR OPERATIONS AND RESULT IN REDUCED REVENUES.

     We believe that our success is dependent to a significant extent upon the continued employment of certain key executive officers. The loss of services of Mark S. Alsentzer, our Chief Executive Officer, John W. Poling, our Chief Financial Officer, Bruce C. Rosetto, our Vice President and General Counsel, or Michael D. Schmidt, our Vice President and Controller, for any reason could disrupt our operations and result in reduced revenues.

ANTI-TAKEOVER PROVISIONS MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE CONTROL OF US, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND COULD REDUCE THE AMOUNT THAT SHAREHOLDERS MIGHT RECEIVE IF WE ARE SOLD.

     "Anti-takeover" provisions contained in Nevada law and in our articles of incorporation, bylaws, and contracts could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to shareholders. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. These anti-takeover provisions include the following:

     - Our articles of incorporation give our board of directors the authority to issue shares of preferred stock without shareholder approval. Any preferred stock could have rights, preferences, and privileges that could adversely affect the voting power and the other rights of the holders of our common stock.

     - Our articles of incorporation and bylaws provide for staggered terms for the members of the board of directors, with each board member serving a staggered four year term.

     - Options to purchase our common stock will immediately become exercisable upon a change in control.

                   DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The following table sets forth our directors and executive officers, their ages, terms of office and all positions as of December 31, 2000. Directors are divided into classes which are elected for staggered terms of three years, and serve until the annual meeting of the year in which the terms expire, or until their successors are duly elected by the shareholders and qualify. Officers serve generally pursuant to employment agreements, and, if no written agreement exists, then until the next annual meeting of the Board of Directors or until their successor are elected.

                                                DIR. SINCE
NAME OF DIRECTOR/OFFICER             AGE(1)   (TERM EXPIRES)  POSITIONS WITH THE COMPANY
------------------------             ------   --------------  --------------------------
Mark S. Alsentzer..................    [45]      May 1994     Chairman, President & Chief
                                                  (2004)      Executive Officer
August C. Schultes, III............    [54]      Feb 1997     Director
                                                  (2004)
Roger Zitrin.......................    [53]      Nov 1996     Director
                                                  (2002)
Kenneth Ch'uan-K'ai Leung..........    [56]     July 1999     Director
                                                  (2002)
Gary J. Ziegler....................    [53]      Feb 1997     Director
                                                  (2003)
John W. Poling.....................    [55]                   Chief Financial Officer
Bruce C. Rosetto...................    [42]                   Secretary/Vice President and
                                                              General Counsel
Michael D. Schmidt.................    [52]                   Treasurer/Vice President and
                                                              Controller

---------------

(1) As of December 31, 2000.

DIRECTORS

     The following is a description of the biographical information of each of our directors for the last five years unless otherwise indicated:

          MARK S. ALSENTZER. Mr. Alsentzer has served as a director since May 1994. As former President of Stout Environmental, Inc. Mr. Alsentzer developed that company from $2 million to $90 million in revenues and from 46 to 700 employees. In 1992, Stout Environmental merged with Republic Industries, where Mr. Alsentzer remained as Vice President of Republic Environmental Systems, Inc. In addition, Mr. Alsentzer was Director of Cemtech, a company which grew from $3 to $21 million and was sold to Waste Management in 1991. Mr. Alsentzer founded Clean Earth, Inc., which is currently a wholly owned subsidiary of the Company and a leading recycler of contaminated soil and debris located in the northeast. Mr. Alsentzer has a B.S. degree in Chemical Engineering from Lehigh University and an M.B.A. from Farleigh Dickenson University.

          ROGER N. ZITRIN. Dr. Zitrin has served as a director since November 1996. Dr. Zitrin was the founder and President of the Heart Association of Palm Beach County where he was a practicing physician specializing in cardiology until he retired in 1992. He is presently acting as an independent investor and investment advisor. Dr. Zitrin is the founder of Florida Medical Laser Corp. and Gold Coast Specialty Lab and co-founder of Physicians Cardiac Imaging. He is presently acting as financial advisor to Gold Coast Ventures, Inc. and serving as a Board member of Associated Home Health. Dr. Zitrin graduated from Rutgers College of Medicine and Dentistry.

          AUGUST C. SCHULTES III. Mr. Schultes has served as a director since February 1997. Mr. Schultes is Chairman of the Board and Chief Executive Officer of A.C. Schultes, Inc., a contracting and service organization specializing in water well drilling, water and waste water treatment, and pump and motor repair services with offices in Maryland, Delaware, and two locations in New Jersey for over seventy-five years. He is also the Chairman of the Board and Chief Executive Officer of Life Care Institute, a medical diagnostic center with facilities to perform stress tests, CAT scans, MRI scans, and physical therapy located in New Jersey. He was also the founder, Chairman of the Board, and Chief Executive Officer of Stout Environmental, Inc., a full service hazardous waste environmental company. Mr. Schultes graduated from Penn State University and has a B.S. degree in Civil Engineering

          GARY J. ZIEGLER. Mr. Ziegler has served as a director since February 1997. Mr. Ziegler is President of Consultants and Planners, Inc., which provides operating services to several water utility companies in New Jersey. Mr. Ziegler is a Professional Engineer and Professional Planner in New Jersey, a Professional Engineer in Maryland, Pennsylvania, Ohio, and New York and a member of the American Society of Civil Engineers and the National Society of Professional Engineers. He was President of W.C. Services, Inc. and Vice President of Stout Environmental, Inc. Mr. Ziegler graduated from Clemson University with a B.S. degree in Civil Engineering.

          KENNETH CH'UAN-K'AI LEUNG. Mr. Leung has served as a Director since July 1999. Mr. Leung heads the Corporate Finance Department of Sanders Morris Mundy in New York City and is the Chief Investment Officer of Environmental Opportunities Funds I and II. Prior to joining Sanders Morris Mundy in 1995, Mr. Leung was a Managing Director at Smith Barney from 1978 to 1994. He has been an Institutional Investor "All Star" analyst for twenty-one years and has been involved in many of the major environmental service investment banking transactions over the last sixteen years. Mr. Leung was a Vice President at F. Eberstadt & Co. from 1974 to 1978 and an Assistant Treasurer at Chemical Bank from 1967 to 1974. Mr. Leung holds an M.B.A. in Finance from Columbia University and a B.A. degree in History from Fordham College. He also serves on the Board of Directors of Zahren Alternative Power Corp., Capital Environmental Resource Inc., Avista Resources, Inc., Synagro Technologies, Inc., and Northstar Passenger Services Ltd.

EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS

     The following is a description of our officers who are not also directors:

          JOHN W. POLING is responsible for our financial reporting, SEC reporting, accounting operations and accounting controls. Prior to joining us in early 1999, Mr. Poling was Vice President of Finance at Eastern Environmental from 1996 to 1999. Mr. Poling has held senior financial positions in publicly-held environmental services companies since 1979, and served as Vice President and Treasurer of Smith Technology Inc. from 1994 to 1996, Vice President, Finance and Chief Financial Officer of Envirogen, Inc. from 1993 to 1994, President of Tier Inc. from December 1992 to September 1993, and Vice President-Finance and Chief Financial Officer of Roy F. Weston, Inc. from 1989 to 1992. Mr. Poling received a B.S. degree in Accounting from Rutgers University.

          BRUCE C. ROSETTO is Vice President and General Counsel/Secretary. Mr. Rosetto joined us in January, 1997 and his primary responsibilities are acting as our General Counsel, mergers and acquisitions, SEC reporting investor relations, and performing the duties of corporate secretary. Mr. Rosetto was a partner in a New Jersey law firm; Paschon, Feurey, and Rosetto from 1982 to 1986. In 1986, Mr. Rosetto became Chairman and Chief Executive Officer of Consolidated Waste Services of America, Inc., a fully integrated environmental company. Mr. Rosetto built that company primarily through mergers and acquisitions into one of the largest privately owned environmental companies in New Jersey until its acquisition by USA Waste Services. In 1994, he became Chairman and Chief Executive Officer of Hemo Biologics International, Inc., a biologic products company. He graduated from LaSalle University in 1979 with a B.A. degree in Political Science, and from Villanova University School of Law in 1982, with a J.D. degree. He belongs to both the Florida and New Jersey Bars.

          MICHAEL SCHMIDT is Treasurer and Vice President of Finance. Mr. Schmidt joined us in December 1997. Mr. Schmidt has over 20 years of public and private accounting experience including ten years in the environmental industry. Prior to joining us, Mr. Schmidt served as Chief Financial Officer of Republic Environmental Systems, Inc., a publicly traded company and a leading environmental service provider, headquartered in Blue Bell, Pennsylvania, a position he held for approximately ten years. Mr. Schmidt has a B.S. degree in Business Administration from Rowan University and is a Certified Public Accountant in the State of New Jersey.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" relating to the 2001 Annual Meeting is incorporated herein by reference.

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

     Chicago, Illinois: This location consists of approximately 400,000 sq. ft. This location is the headquarters of the Company's plastic division. It produces plastic and composite lumber profiles through a continuous extrusion process. It manufactures the Smart Deck(R) product line. It also processes, sorts, grinds and washes HDPE, much of it used by the Company as a raw material for its manufacturing plants. The property is in good condition and is leased with an option to purchase. The lease expires in January 2009 and the monthly rental is $42,398 per month.

     Ocala, Florida: This location consists of approximately 143,200 sq. ft.. This facility houses the southern Regional office of the Company as well as consisting of a manufacturing, distribution warehouse, and recycling of resins for use as raw material. The property is in good condition and is owned by the Company.

     Green Bay, Wisconsin: This location consists of approximately 38,000 sq. ft. It produces plastic lumber through a continuous extrusion process and manufactures the Carefree Deck(R) product line. The property is in good condition and is leased. The lease expires in January 2008, and the monthly rental is $11,875. As part of the Company's restructuring plan, this facility is scheduled to close in the first quarter of 2001.

     Sweetser, Indiana: This location consists of approximately 15,600 sq. ft. and 7.5 acres. The facility manufactures plastic lumber primarily for industrial and commercial applications through the continuous extrusion process. The property is in good condition and is leased with an option to purchase. The lease expires on April 30, 2003 and the monthly rental is currently $3,000 per month. As part of the Company's restructuring plan, this facility is scheduled to close in the second quarter of 2001.

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

     Denver, Colorado: This 44,800 sq. ft. location was acquired with the acquisition of Baron Enterprises, Inc. and is used to manufacture plastic slip and tier sheets. The property is in good condition and is leased. The lease expires August 31, 2005 and the monthly rent is $12,133 per month.

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

     Chino, California: This location consists of approximately 33,571 sq. ft. This facility is used for recycling of resins, in part, used as raw material in our manufacturing operations. The property is in good condition and is leased. The lease expired on February 2001 and is currently being re-negotiated. The monthly rental is $13,000.

     Vernon, California: This location consists of approximately 25,000 sq. ft. This facility is used for recycling of resins, in part, used as raw material in our manufacturing operations. The property is in good condition and is leased. The lease expires on September 2001 and the monthly rental is $10,070. As part of the Company's restructuring plan, this facility is scheduled to close in the first quarter of 2001.

     Reidsville, North Carolina: This 35,200 sq. ft. facility was acquired with the acquisition of Baron Enterprises, Inc. and was used to manufacture plastic slip and tier sheets. As part of the Company's restructuring plan, this facility was closed in November 2000. The lease expires in February 2001.

ENVIRONMENTAL RECYCLING OPERATING FACILITIES

     Mt. Laurel, New Jersey: This office consists of approximately 3,000 sq. ft. and is the headquarters for the Environmental Services Division. The property is in good condition and is leased. The lease expires in October 2004 and the monthly rental is approximately $5,130.

     Blue Bell, Pennsylvania: This facility serves as an administrative office for Consolidated Technologies, Inc. consisting of 1,570 sq. ft. The lease expires in December 2001 and the monthly rental is approximately $2,100.

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

     Somerville, New Jersey: This facility is an administrative office for the Company's environmental construction services company. The property is in good condition and is leased. This lease has a rental of $2,730 per month and expired on July 31, 2000. The Company currently leases the premises on a month to month basis.

     Winslow, New Jersey: This facility is an administrative office for the Company's environmental construction services company. The property is in good condition and is leased. This lease has a rental of $2,500 per month and expires on February 2002.

     Merrick, New York: This facility is an administrative office for the Company's environmental construction services company. The property is in good condition and is leased. This lease expires on September 30, 2001 and has a rental of $2,640 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year end 2000, no matters were submitted to a vote of the security holders, through proxy solicitation or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is currently traded on the NASDAQ National Market System under the symbol "USPL." Prior to June 1998, we traded sporadically on the OTC Electronic Bulletin Board under the symbol "ECPL."

     The following table sets forth the high and low sales prices of our common stock for the periods indicated. On December 29, 2000, the closing price of the common stock on the NASDAQ National Market System was $1.125.

QUARTER ENDED                                                 HIGH    LOW
-------------                                                 -----   ----
March 31, 1999..............................................   9.13   4.56
June 30, 1999...............................................  10.50   7.00
September 30, 1999..........................................  13.25   7.00
December 31, 1999...........................................  16.50   7.50
March 31, 2000..............................................  10.69   7.00
June 30, 2000...............................................   9.38   3.00
September 30, 2000..........................................   5.00   3.00
December 31, 2000...........................................   3.97    .84

     As of February 28, 2001, there were 810 holders and approximately 11,000 beneficial holders of our common stock.

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

RECENT SALES OF SECURITIES DURING THE LAST THREE YEARS

     On January 2, 1998, the Company acquired Green Horizon Environmental, Inc.
(GHI), an environmental recycling services company located in Norristown, PA. The stockholders of GHI received 50,000 shares of common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each cas0e the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

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

     On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("BET"), an environmental remediation and construction service company located in Somerville, New Jersey for 810,000 shares of Company stock. The Company incurred merger costs totaling $595,000 in the BET transaction that were written off in the second quarter of 1999. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On September 28, 1999, the Company acquired 100% of the stock of Eureka Plastics of California, Inc. ("Eureka") and Ecosource Corporation ("Ecosource"), for 236,600 shares and 392,000 shares, respectively, of Company stock in unrelated transactions. Both of these companies recycle and process plastics in Southern California. The Company incurred $ 810,000 of costs related to these mergers that were written off in the third quarter of 1999. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

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

     In January 2000, the Company issued 632,833 shares to certain shareholders in settlement of certain earnout agreements related to the Company's merger with Clean Earth, Inc. in 1996. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of this individual enabled him to evaluate the risks and merits of the investment.

     On February 10, 2000, the Company acquired substantially all of the assets of Baron Enterprises for 202,376 shares of common stock. Baron manufactures slip sheets and tier sheets for material handling systems within the beverage industry. At the time of the Closing, Baron had two facilities, one in Denver, Colorado and the other in Reidsville, North Carolina. We recently closed the Reidsville facility and moved the assets to our Chicago facility as part of our plan to consolidate smaller plants into our regional hubs. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In September of 2000 the Company issued 1,187,286 shares of its Series "D" Preferred Stock. The Series "D" Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series "D" Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. The Company at its sole option can redeem the Series "D" Preferred Stock at 115% of the initial purchase price in cash prior to March 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series "D" Preferred Stock into common stock. Otherwise, the Series "D" Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $4.1 million from the issuance of Series "D" Preferred Stock were used for general corporate purposes. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In November of 2000, the Company issued 1,142,857 shares of its Series "E" Preferred Stock. The Series "E" Preferred Stock pays a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. Each share of Series "E" Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. The Company at its sole option can redeem the Series "E" Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series "E" Preferred Stock into common stock. Otherwise, the Series "E" Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $2 million from the issuance of Series "E" Preferred Stock were used for general corporate purposes. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In addition to the above, the Company issued 1,693,085 shares of common stock in 2000 through conversion of debentures into common stock, 180,334 shares of common stock from the exercise of stock options or warrants and 50,334 shares of common stock for miscellaneous reasons varying from settlements of litigation to employee bonuses.

OPTIONS AND WARRANTS

     There are numerous members of the management, directors, employees, consultants and financial investors of the Company and its subsidiaries who have been granted options in 2000 to purchase 675,167 shares of common stock subject to certain terms for vesting and exercise prices. As of December 31, 2000, options to purchase 3,796,750 shares of common stock are outstanding.

     On or about February 2, 2000, the Company granted 200,000 warrants to Halifax Fund, L.P. at an exercise price of $10.09 per share as part of the consideration of a $7,500,000 investment made in the Company's convertible securities.

     On or about December 6, 2000, the Company granted 250,000 warrants to the Stout Partnership at an exercise price of $1.50 per share. The warrants were granted in consideration of the Stout Partnership exchanging its unsecured loan for convertible debentures and providing the Company with additional funding of $2,000,000 as part of the Series E Preferred Stock private placement. August C. Schultes, III and Gary J. Ziegler are individual partners in Stout Partnership and also serve as directors to the Company. Mark S. Alsentzer is Chairman and CEO of the Company as well as an individual partner in Stout Partnership. In addition, Stout Partnership will receive 250,000 warrants in the event certain assets of the Company are not disposed of as of June 1, 2001.

     As of December 31, 2000, warrants to purchase 1,260,000 shares of common stock are outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

     The information below was derived from the audited consolidated financial statements included in this report and in reports previously filed with the SEC. This information should be read together with these financial statements and the notes to the financial statements. For more information regarding this financial data, see the "Management's Discussion and Analysis" section also included in this report.

                                                             YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 2000        1999        1998      1997      1996
                                               --------   -----------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Sales, net.................................  $173,744   $   138,545   $72,794   $24,739   $ 6,412
  Operating (loss) income....................    (5,866)       10,238     1,688      (321)     (291)
  (Loss) earnings before extraordinary
     item....................................   (11,447)        3,149       304      (706)     (180)
  Net (loss) earnings........................   (12,475)        3,149       304      (706)     (113)
  Net (loss) earnings per common share --
     Diluted:
     (Loss) earnings before extraordinary
       item..................................  $  (0.36)  $      0.09   $ (0.02)  $ (0.05)  $ (0.03)
     Net (loss) earnings.....................  $  (0.39)  $      0.09   $ (0.02)  $ (0.05)  $ (0.02)
     Weighted average common shares
       outstanding -- Diluted................    34,297        30,199    18,737    14,054     6,697
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents..................  $  2,211   $     1,808   $ 3,053   $ 1,170   $   854
  Working capital (deficit)..................    10,965        12,189    10,422      (474)      590
  Total assets...............................   200,411       166,311    63,336    23,171     7,048
  Long-term debt, including current
     maturities..............................    78,162        54,690    26,170     3,222       715
  Stockholders' Equity.......................    85,742        83,010    24,588    11,466     4,340

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations is attached hereto and made a part hereof.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

BUSINESS SEGMENTS

     The Company has two distinct business segments-manufacturing plastic lumber and environmental recycling. The Plastic Lumber Division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities and products for original equipment manufacturers, made from recycled high density polyethylene and in some instances, composite materials. The structural plastic lumber is manufactured under processes that are protected by patents. The Environmental Recycling Division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. The Division also operates five plants. Two plants utilize a thermal desorption process, one uses an organical process and one uses a chemical treatment and cold mix process to recycle contaminated soil brought to the plants by third parties as well as their sister environmental service companies. The Company also has a plant that consolidates and stabilizes oils, solvents and heavy metal contaminated waste for disposal by unrelated companies.

BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. See Note 3 to the consolidated financial statements for summaries of the business combinations completed in 2000, 1999 and 1998. Several of the 1999 acquisitions were accounted for as a pooling of interests. Accordingly, all amounts in the financial statements and related notes include the accounts of the pooled companies as if the mergers took place on January 1, 1998. Charges for merger related expenses in connection with these pooling of interests totaling $1,035,000 in the Environmental Division and $810,000 in the Plastic Lumber Division were recorded in 1999.

RESTRUCTURING, EQUIPMENT AND INVENTORY IMPAIRMENT CHARGES

     In the fourth quarter of 2000, the Company committed to plan to restructure and to consolidate some of its smaller plants in its plastic lumber division, including those located in Sweester, Indiana and Green Bay, Wisconsin, into its regional hub facilities. As a result, the Company closed or idled three smaller operations and plans to close a fourth facility by the end of the second quarter of 2001. As a result, the Company recorded the following charges:

                                                             CHARGED IN 2000
                                                             ---------------
Write-down for equipment impairment........................    $2,319,000
Lease termination costs in connection with the
  restructuring............................................     1,098,000
                                                               ----------
          Total restructuring charges in 2000..............     3,417,000
                                                               ==========

     The Company anticipates lease termination costs will be expensed throughout 2001, as the Company completes its restructuring plan. As of December 31, 2000, the Company has accrued $1,098,000 in connection with lease termination costs. As a result of the restructuring plan, the Company anticipates that its operating costs to produce plastic lumber will be reduced by elimination of duplicate manufacturing facilities, fixed overhead expenses and labor expenses in connection with these facilities, totaling $2.4 million in 2001. During 2000 and early 2001, the Company eliminated approximately 300 employees as part of this restructuring plan. The severance cost of the restructuring plan was communicated to the Company's employees in early January 2001. As a result, the Company will record a charge in the first quarter of 2001 of $182,000 for severance.

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
                                                              ----------
                                                              $5,745,000
                                                              ==========

     Of the total charges recorded, $4,365,000 was recorded by the plastic lumber division and $1,380,000 was recorded by the environmental division. The write-down of flow mold inventory was recorded as a component of gross profit within the accompanying consolidated statement of operations. Severance costs relates to the 61 employees from plants that were planned to be closed during the year. Exit costs consist primarily of lease termination and idle plant costs during the changeover.

     During 1999, the Company terminated 53 employees and paid $697,000 in severance costs. In addition, the Company charged $973,000 to the exit cost accrual primarily for lease termination and idle plant costs. As of December 31, 1999, the Company had approximately $378,000 remaining in severance accruals and approximately $ 357,000 remaining in exit cost accruals, which were primarily for lease termination costs.

     During 2000, the Company had $232,000 of excess accrual from the restructuring charges recorded during the first quarter of 1999. The residual excess accrual was reversed in 2000 and included within the 2000 restructuring charge. As of December 31, 2000, $51,431 remains in exit cost reserves, primarily for lease termination costs.

     The following table sets forth revenue, with percentages of total revenue, and costs of sales, depreciation, selling, general and administrative expenses and amortization, along with percentages of the applicable segment revenue, for each of the Company's two business segments. The following amounts do not include the aforementioned merger, restructuring, inventory and equipment impairment charges of $3,185,000 and $7,590,000 for 2000 and 1999, respectively.

                                                2000       %       1999       %      1998       %
                                               -------   -----    -------   -----   -------   -----
                                                              (DOLLARS IN THOUSANDS)
Sales:
  Plastic Lumber.............................  $73,214    42.1%   $53,046    38.3%  $21,250    29.2%
  Environmental Recycling....................  100,530    57.9     85,498    61.7    51,544    70.8
                                               -------   -----    -------   -----   -------   -----
          Total revenue......................  173,744   100.0    138,544   100.0    72,794   100.0
Cost of Sales excluding depreciation:
  Plastic Lumber.............................   64,055    87.5     34,359    64.8    14,986    70.5
  Environmental Recycling....................   80,213    79.8     62,117    72.7    40,228    78.0
Depreciation:
  Plastic Lumber.............................    2,645     3.6      2,022     3.8     1,104     5.2
  Environmental Recycling....................    2,275     2.3      1,832     2.1     1,154     2.2
  Corporate..................................       35     0.0         27     0.0         8     0.0
Selling, General and Administrative:
  Plastic Lumber.............................   14,350    19.6      8,487    16.0     5,518    26.0
  Environmental Recycling....................    7,885     7.8      8,503     9.9     6,220    12.1
  Corporate..................................    3,059     1.8      1,881     1.4     1,344     1.8
Amortization:
  Plastic Lumber.............................      526     0.7        529     1.0       264     1.2
  Environmental Recycling....................      967     1.0        693     0.8       118     0.2
  Corporate..................................      416     0.2        266     0.2       162     0.2
                                               -------   -----    -------   -----   -------   -----
          Total Operating Expenses...........  176,426   101.5    120,716    87.1    71,106    97.7
                                               -------   -----    -------   -----   -------   -----
          Total Operating (Loss) Income......  $(2,682)   (1.5)%  $17,828    12.9%  $ 1,688     2.3%
                                               =======   =====    =======   =====   =======   =====
Operating (Loss) Income by Segment
  Plastic Lumber.............................   (8,362)  (11.4)     7,649    14.4      (622)   (2.9)
  Environmental Recycling....................    9,190     9.1     12,353    14.4     3,824     7.4
  Corporate..................................   (3,510)   (2.0)    (2,174)   (1.6)   (1,514)   (2.1)
                                               -------   -----    -------   -----   -------   -----
          Total Operating (Loss) Income......  $(2,682)   (1.5)%  $17,828   12.9%   $ 1,688    2.3%
                                               =======   =====    =======   =====   =======   =====

RESULTS OF OPERATIONS

  2000 Compared to 1999

CONSOLIDATED REVENUES AND OPERATING (LOSS) INCOME

     Revenues for the Company in 2000 were $173,744,000, an increase of $35,200,000, or 25.4%, over 1999. Approximately $ 9,439,000 of the increased revenues is attributable to Plastic Lumber operations acquired in 2000. As a result of deterioration in gross profit margins at the Plastic Lumber Division and a mix shift to lower margin services at the Environmental Division, operating income versus 1999 was reduced by $20,459,000, resulting in an operating loss of $(2,631,000) for 2000.

REVENUES BY SEGMENT

     Sales of plastic lumber products increased by 38% in 2000 to $73,214,000 compared to $53,046,000 in 1999. Approximately $9,439,000 of the increased revenues is attributable to Plastic Lumber operations acquired in 2000. As a result of capital expenditures in 2000 to increase capacity, the Plastic Lumber Division's California, Maryland and Florida manufacturing facilities accounted for $6,983,000 of the increased internal growth for the Plastic Lumber Division.

     Environmental recycling division revenues increased by 18% in 2000 to $100,530,000 compared to $85,498,000 in 1999. These increased revenues are related to several significant projects started in 2000 at the division's environmental construction operations. Environmental Recycling revenues were negatively impacted by abnormally wet weather in the northeastern United States in the first quarter of 2000, which affected all of the soil recycling plants. In addition, revenues were negatively impacted by the three-month shut down of the Soil Remediation of Philadelphia (SRP) facility, now known as Clean Earth of Philadelphia, Inc. (CEP), which was retrofitted to process additional waste streams under its newly expanded permit.

GROSS PROFIT

     Consolidated gross profit at the Company decreased by $(12,592,000), or 30%, compared with 1999. The Plastic Lumber Division's gross profit decreased $(9,528,000), or 51% compared to 1999. A significant portion of this decrease was the result of returns of SmartDeck product that were accepted from a large customer due primarily to issues with color variation and the associated handling and regrind costs and the write down of inventory. The Company has since implemented an extensive engineering and manufacturing program to ensure that all products entering the distribution system meet rigorous quality control standards. Gross profit was also negatively impacted by significantly higher material and direct labor costs. While plans have been put into place to reduce these costs in the fourth quarter and in 2001, further increases in the price of oil, which directly impacts our raw material costs, could adversely effect gross margin. Gross margin as a percent of revenues in the Plastic Lumber division decreased in 2000, from 35.2% in 1999 to 12.5%, primarily due to higher material and labor costs, product returns and associated handling and regrind costs and the write down of inventory that did not meet the newly implemented Quality Control standards.

     Gross profit at the Environmental Recycling Division decreased by $(3,064,000), or 13%, compared to 1999. The decrease was due to a services mix shift to lower margin replacement revenues for construction services and higher natural gas prices at two of our five soil recycling plants. Gross margin at the Environmental Recycling Division decreased to 20.2% in 2000 from 27.3% in 1999. Reduced soil coming to the Clean Earth New Castle, Clean Rock and CEP facilities, the shut down of the CEP facility and lower margin replacement revenues for construction services all contributed to this decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     Selling, general and administrative expenses ("SG&A") increased by $6,423,000 in 2000 to $25,294,000 compared to $18,871,000 in 1999. The increase was primarily due to increases in marketing and promotion and administrative costs at the Plastic Lumber Division, an increased bad debt expense and higher amortization expense for intangibles. As a percentage of net sales, SG&A increased to 14.5% in 2000 from 13.6% in 1999. Cost reduction programs implemented at the Plastic Lumber Division during the third and fourth quarters of 2000 are expected to reverse this trend in 2001.

INTEREST EXPENSE

     Interest expense increased by $1,572,000 in 2000 to $7,037,000 compared to $5,465,000 in 1999. The increase was primarily due to higher average debt levels in 2000, offset by lower amortization of financing costs, including discounts on convertible subordinated debentures compared to 1999. Total amortization of debt and debenture issuance costs included in interest expense for 2000 was reduced by 41% to $829,000 as compared to $1,410,000 in 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $1,074,000 or 28% to $4,955,000 in 2000 compared to $3,881,000 in 1999, reflecting the increase in plant and equipment from both acquisitions and additional capital investments. Amortization of intangibles also increased $421,000 to $1,909,000 in 2000 from $1,488,000 in 1999 due to a full-year of amortization from the historical earn-out shares recorded in 1999 and the acquisition completed during 2000.

  1999 Compared to 1998

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

GROSS PROFIT

     Consolidated gross profit, excluding the inventory impairment charge and depreciation, increased $24,488,000 or 139% to $42,068,000 for 1999 as compared to $17,580,000 in 1998. The gross profit as a percent of revenue improved by 6 percentage points from 24% in 1998 to 30% in 1999. Approximately $11,014,000 of the $24,488,000 increase in gross profit came from internal growth and $13,474,000 of the increase was attributed to purchases of companies in both business segments in 1999.

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

     Gross profit, excluding the inventory impairment charge and depreciation, as a percent of plastic lumber revenues improved significantly from 29.5% in 1998 to 35.2% in 1999. Most of the plastic business units contributed to the improvement in plastic lumber profit margins.

     The environmental recycling division's gross profit margin also improved significantly from 22.0% of revenues in 1998 to 27.3% in 1999. Several of the environmental owned and pooled business units contributed to the improvement along with the higher gross margin S&W acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     Consolidated SG&A expenses increased $5,790,000 to $18,871,000 in 1999 from $13,081,000 in 1998. However, SG&A as a percentage of revenue, improved by 4.4% from 1998 to 1999. The plastic lumber division's SG&A expenses as a percent of sales improved by 10 percentage points, from 26% of revenues to 16%. The environmental recycling division's SG&A expenses as a percent of revenues also improved from 12% of revenues in 1998 to 10% of revenues in 1999. The Corporate administrative expense percent improved to 1.4% of revenues in 1999 from 1.8% in 1998. The economies of scale of consolidating administrative functions, increased purchasing power with vendors and spreading fixed expenses over a larger revenue base as a result of the numerous acquisitions in the past two years continue to benefit the entire Company.

INTEREST EXPENSE

     Interest expense increased $3,898,000 to $5,465,000 in 1999 over the $1,567,000 in 1998. Of this increase, $722,000 pertains to the write-off of the unamortized discount assigned to the $6,500,000 convertible debentures proceeds in December 1998 and January 1999.

     Interest expense also includes $439,000 of amortization of deferred financing costs, an increase of $167,000 over the $272,000 of amortization in 1998. The increase is entirely attributable to costs of obtain the new credit agreement form Southern Pacific Bank (SPB) in October 1998. Interest expense for 1999 also includes $249,000 of amortization of costs related to the issuance of $6,500,000 of convertible debentures in December 1998 and January 1999. There was no similar charge in 1998. Approximately $613,000 of the $1,039,000 unamortized debenture issuance cost at December 31, 1999 will be charged to additional paid in capital in 2000 related to the conversion of $4,000,000 of the $6,500,000 of old debentures. Total amortization of debt and debenture issuance costs should be significantly lower in 2000.

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

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased $1,611,000 or 71% to $3,877,000 in 1999 compared to $2,266,000 in 1998, reflecting the significant increase in plant and equipment from both acquisitions and continued capital investments. Amortization of intangibles also increased $944,000 to $1,488,000 in 1999 from $544,000 in 1998 due to the numerous acquisitions completed during 1998 and 1999.

SEASONALITY

     The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months.

                        LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for year ended December 31, 2000 is $7,685,000 compared to net cash provided by operating activities of $5,961,000 for the prior year, an increase of $13,646,000. The increase is primarily attributable to: (i) an increase of $9,673,000 in accounts receivable, (ii) an increase of $1,992,000 in inventory, and (iii) payments of $47,000, $250,000 and $865,000 of issue costs incurred in 2000 relating to the conversion of subordinated convertible debentures, restricted cash and issue costs associated with the new Senior Credit Facility, respectively.

     Net cash used in investing activities for the year ended December 31, 2000 was $24,336,000, a decrease of $23,514,000, compared to $47,850,000 used during the prior year. This decrease was a result of reduced purchases of machinery and equipment and cash paid for acquisitions during the year ended December 31, 2000.

     Net cash provided from financing activities for the year ended December 31, 2000 decreased by $8,221,000 to $32,424,000 from net cash provided from financing activities of $40,644,000 for the year ended December 31, 1999. The decrease is primarily attributable to decrease in proceeds of $25,207,000 from the issuance of common stock offset by net borrowings on the Company's revolving line of credit in the current year, and proceeds from the issuance of subordinated convertible debentures.

     At December 31, 2000, the Company had net working capital of $10,965,000 including cash and cash equivalents totaling $2,221,000, compared to net working capital of $12,189,000 including cash and cash equivalents of $1,808,000 at December 31, 1999.

     On February 2, 2000 the Company issued $7,500,000 of 5% convertible subordinated debentures. The principal terms of the debentures are as follows: the conversion price is the lower of $9.65 or the lowest trading price of the Company's common stock during the four trading days prior to the conversion date, but not less than $8.25 (the "minimum floating conversion price"). If the market price stays below $8.25 for 10 consecutive trading days after the first anniversary of the date of issuance, the holder has the right to a put option. This put option enables the holder to require the Company (at the Company's option) to either repurchase the debentures for cash or reset the minimum floating conversion price of the debentures to zero. If the Company elects to repurchase the debentures for cash, the repurchase price would be equal to 110 percent of the outstanding balance of the debentures plus accrued interest. If the Company elects to reset the minimum floating conversion price of the debentures to zero, the conversion price for the debentures into common stock shall be the lowest trading price between the effective date of the put notice and the fourth trading day immediately following the Company's notification to the holder of its election to reset the minimum floating conversion price. The Company can force conversion of the debentures at $9.65 if the market price stays above $16.84 for 20 consecutive trading days. The debentures are scheduled to mature on February 2, 2005. Under certain circumstances, the debentures can be redeemed for stock, cash or a combination thereof. On February 20, 2001 the holders of the debentures exercised their put option to the Company. The Company elected not to purchase the debentures thereby the minimum floating conversion price is effectively reset to zero. To date, no notes have been converted to common stock.

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

     In September of 2000 the Company issued 1,187,286 shares of its Series "D" Preferred Stock. The Series "D" Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series "D" Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. The Company at its sole option can redeem the Series "D" Preferred Stock at 115% of the initial purchase price in cash prior to March 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series "D" Preferred Stock into common stock. Otherwise, the Series "D" Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $4,100,000 from the issuance of Series "D" Preferred Stock were used for general corporate purposes. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. The Company has not converted any shares of this series as of March 31, 2001

     In November of 2000 through March 2001, the Company issued 1,714,285 shares of its Series "E" Preferred Stock. The Series "E" Preferred Stock pays a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. Each share of Series "E" Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. The Company at its sole option can redeem the Series "E" Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series "E" Preferred Stock into common stock. Otherwise, the Series "E" Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $3,000,000 from the issuance of Series "E" Preferred Stock were used for general corporate purposes. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.

     In addition to the above, the Company issued 1,693,085 shares of common stock in 2000 through conversion of debentures into common stock, 180,334 shares of common stock from the exercise of stock options or warrants and 50,354 shares of common stock for miscellaneous reasons varying from settlements of litigation to employee bonuses.

     In 1999 and the first six months of 2000, the Company had a line of credit whereby borrowings would be collateralized by specific equipment and/or inventory and eligible accounts receivable. On June 30, 2000 the Company terminated the line of credit and entered into a new Senior Credit Facility with three banks ("Senior Credit Facility"). The Senior Credit Facility provided for a $30,000,000 term loan and a $15,000,000 revolving credit line. Under certain conditions, the Company can expand the revolving credit line to $30,000,000. The Senior Credit Facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over the Eurodollar deposit rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization. The Senior Credit Facility requires the maintenance of defined levels of net worth, various financial performance ratios and restrictions on capital expenditures.

     In terminating the previously existing line of credit, the Company incurred an extraordinary loss in the second quarter of 2000 for prepayment penalties and the write off of deferred loan costs amounting to $1,028,000, net of taxes. Proceeds from the Senior Credit Facility were used to pay down portions of the Company's existing indebtedness and for general corporate purposes. At December 31, 2000 the Company had outstanding borrowings of $42,400,000 under the Senior Credit Facility.

     The Company's liquidity and ability to meet its financial obligations in 2001 will be dependent on the Company maintaining compliance with its debt covenants and obtaining the proceeds from the Fusion Capital Fund II LLC common stock purchase agreement. The Senior Credit Facility requires the maintenance of defined levels of net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At September 30, 2000 the Company was not in compliance with certain financial covenant requirements of the Senior Credit Facility for which the Company received a waiver and amendment dated November 13, 2000. In addition to an interest rate increase of 200 basis points and amendment fees of $428,000, the terms of the amendment required the Company to raise a minimum of $2,000,000 in equity prior to November 30, 2000, and additional $2,000,000 prior to December 26, 2000, and an additional $500,000 prior to January 31, 2001. The Company has raised only $2.5 million required by the Waiver and First Amendment as of December 31, 2000. The Waiver and First Amendment also required that the Company attain certain levels of EBITDA and interest expense. The amended terms also put further limits on the Company's capital expenditures, and gave the senior lenders the option to permanently reduce their commitment on the revolving credit line when payments were made on that portion of the Senior Credit Facility by the amount paid. As of December 31, 2000, as a result of the operating losses of $2.6 million and $5.1 million incurred in the fourth quarter and for the year ended December 31, 2000, which excludes restructuring charges of $3.2 million, respectively, the Company was in default on certain financial covenants contained in the Waiver and First Amendment. The default related to failure to achieve minimum levels of EBITDA, failure to maintain compliance with financial covenant ratios, including but not limited to ratios involving EBITDA interest expense and debt, and failure to raise sufficient equity sums by specified dates. On March 15, 2001, the Company entered into a Waiver and Second Amendment to the Senior Credit Facility with the senior lenders in which they agreed to waive past defaults on the Senior Credit Facility and the Waiver and First Amendment. The Waiver and Second Amendment contains the same type of waiver provisions as the Waiver and First Amendment, except that it provides additional flexibility in the financial covenants during the course of the next several months. In addition, the Waiver and Second Amendment contains a provision which requires that the Senior Credit Facility be refinanced or paid in full by April of 2002. The Company currently does not have the financial resources to repay the outstanding principal balance of its Senior Credit Facility in 2002 and will need to obtain new debt or equity capital or sell certain assets to meet this requirement.

     At December 31, 2000, the Company was not in compliance with the minimum tangible net worth covenant of the GE Capital Equipment Term Loan ("GE Loan"). On March 30, 2001, the Company entered into amendments on the GE Loan with GE Capital to waive the tangible net worth covenant for the 4th quarter of 2000 and amended the covenant for each quarter of 2001. Additionally, the Company will be required to accelerate a portion of the principal payments on the GE Loan and will be required to refinance or repay a portion of the GE Loan upon the refinancing or repayment of the Senior Credit Facility.

     The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity, in increments of $500,000 per month commencing in January and March 2001 and $500,000 per month thereafter until an aggregate of $6,500,000 has been raised. In December 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion has agreed to purchase up to $12 million of the Company's common stock (see note 9). There can be no closing until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the Shares Fusion Capital has agreed to purchase. As a result, there can be no assurance that the Company will be able to obtain such additional funding. The Company is dependent on Fusion to meet its covenant requirements under the Senior Credit Facility.

     Certain of our debt instruments contain covenants establishing certain financial covenants and operating restrictions. Our failure to comply with any covenant or material obligation contained these debt agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained within certain of our credit agreements, an event of default under certain of our debt agreements could accelerate debt repayment terms under certain other credit agreements, all of which would have a material adverse affect on our liquidity and capital resources.

     During 2000, the Company's primary sources of working capital have been the net proceeds from sales of the Company's securities in September and November 2000, respectively, the Senior Credit Facility, proceeds from the issuance of convertible debentures and direct sales of the Company's products and services to its customers. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

     The Company's material financial commitments relate principally to its working capital requirements and its obligations to make term loan payments on its Senior Credit Facility, currently $1,250,000 per quarter and increasing to $2,500,000 in September of 2001, monthly interest payments on the senior credit facility, lease payments pursuant to certain real property and equipment leases, approximately $324,000 per month, installment payments for manufacturing equipment, approximately $244,000 per month, interest payments on the Company's Subordinated Convertible Debentures, approximately $206,000 quarterly, and dividends on the Company's Series D and Series E Convertible Preferred Stock, approximately $230,000 quarterly.

     Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the successful development of direct marketing, expanded manufacturing capabilities and product distribution capabilities. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan.

     The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its manufacturing and marketing organization. As of December 31, 2000, the Company's accumulated deficit totaled $11,459,000. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions. The Company believes its cash flows from operations will satisfy its cash requirements in 2001, however, the Company is seeking additional sources of financing to supplement its cash flow requirements.

     In November of 2000, the Company retained Bank of America Securities ("BAS") to explore and evaluate strategic alternatives for the Company which could include the possible sale of the Company's environmental services division, Clean Earth Inc. ("CEI"). The Company has held discussions with prospective buyers who have expressed various levels of interest in CEI, however, no agreement has been reached with any of the buyers and there can be no assurances that an agreement will be reached. Proceeds from the sale of CEI, if it occurs, would be used to first pay down the Company's Senior Credit Facility. Any excess proceeds would be applied to certain other debt and provide working capital.

     If the Company does not comply with its covenants contained within its debt agreements in 2001, or if adequate funds are not available to finance its operations and retire its debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

                            NEW ACCOUNTING STANDARDS

     In June, 1998 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during the fiscal quarter ending March 31, 2001 and anticipates that there will be no material impact to the Company's financial statements and notes thereto.

                               SUBSEQUENT EVENTS

     On February 20, 2001, the Company received a Put Notice from the Halifax Fund, L.P. relative to the 5% Convertible Debentures issued on February 5, 2000 in the amount of $7,500,000. Pursuant to the Put Notice, the Company had the option to either (a) repurchase the Outstanding Principal Amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of our common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. We did not elect to option (a); therefore the Minimum Floating Conversion Price has permanently re-set to zero.

     On February 28, 2001 and March 23, 2001, the Company issued 571,429 shares of its Series "E" Preferred Stock to the Stout Partnership in exchange for a payment to the Company of $500,000 on each of the aforesaid dates. The stock pays a monthly cash dividend at an annual rate of 10%. Each share of Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. The Company can redeem the Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Preferred Stock into common stock. Otherwise, the Preferred Stock automatically converts into common stock on March 1, 2002.

     On March 2, 2001 under the terms of the common stock purchase agreement, in connection with the commencement of this first tranche, Fusion Capital Fund II, LLC was issued 200,000 shares of the Company's common stock as a commitment fee. Unless an event of default occurs, these shares must be held by Fusion Capital until the common stock purchase agreement has been terminated.

     On March 15, 2001, we entered into a Waiver and Second Amendment to the Credit Facility Agreement ("Waiver and Second Amendment") with our senior lenders, Bank of America, LaSalle National Bank and Union Planters Bank, in which they agreed to waive past defaults on our senior credit facility and the Waiver and First Amendment. The Waiver and Second Amendment required that we maintain our financial condition and operating profit within certain defined parameters including ratios involving earnings before interest, taxes, depreciation and amortization and interest expense. In addition, the Waiver and Second Amendment contains a provision which requires the Credit Facility be refinanced or paid in full by April 2002.

     On March 30, 2001, the Company entered into an Amendment of the Master Credit Facility with GE Capital to waive the Tangible Net Worth Covenant for the 4th Quarter 2000 and amended the covenant for each quarter of 2001. Additionally, the Company has agreed to accelerate a portion of its principal payments.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Certified Public Accountants.........   51
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   54
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   55
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............   56
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   57
Notes to Consolidated Financial Statements..................   58

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
U.S. Plastic Lumber Corp.:

     We have audited the accompanying consolidated balance sheets of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Miami, Florida
March 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To U.S. Plastic Lumber Corp.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Barbella Environmental Technology, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of U.S. Plastic Lumber Corp. and subsidiaries and reflect total assets and total revenues of 12% and 25%, respectively, of the related consolidated totals for 1998. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Barbella Environmental Technology, Inc., is based solely upon the report of the other auditors.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and report of other auditors, the financial statements referred to above present fairly, in all material respects, U.S. Plastic Lumber Corp. and subsidiaries' result of operations and their cash flows for the year then ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

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

/s/ CALLAHAN & COMPANY P.C.

Neptune, New Jersey
March 12, 1999

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  2,211,082   $  1,807,588
  Accounts receivable (net).................................    43,763,378     32,915,420
  Inventories...............................................     9,723,390      7,339,543
  Prepaid expenses and other assets.........................     2,542,126      2,636,812
                                                              ------------   ------------
          Total current assets..............................    58,239,976     44,699,363
Property, plant and equipment (net).........................   100,544,939     80,423,952
Acquired intangibles (net)..................................    37,033,919     35,837,568
Other assets................................................     4,592,125      5,350,549
                                                              ------------   ------------
          Total assets......................................  $200,410,959   $166,311,432
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 27,958,413   $ 20,180,807
  Notes and capital leases payable, current portion.........    11,535,698      5,867,779
  Accrued expenses..........................................     4,390,344      4,111,309
  Restructuring accrual.....................................     1,149,431        734,661
  Other liabilities.........................................     2,240,721      1,615,800
                                                              ------------   ------------
          Total current liabilities.........................    47,274,607     32,510,356
Notes and capital leases payable, net of current portion....    54,613,509     36,322,452
Notes payable, affiliates -- long term......................            --      6,000,000
Deferred income taxes and other liabilities.................       571,382      1,718,061
Minority interest...........................................       196,383        250,165
Convertible subordinated debentures, net of unamortized
  discount..................................................     7,255,213      6,500,000
Convertible subordinated debentures -- affiliates, net of
  unamortized discount......................................     4,757,657             --
                                                              ------------   ------------
          Total liabilities.................................   114,668,751     83,301,034
                                                              ------------   ------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001; authorized
     5,000,000 shares; Series "D" 15%, issued and
     outstanding 1,187,286 and none respectively............         1,187             --
     Series "E" 10%, issued and outstanding 1,142,857 and
      none respectively.....................................         1,143             --
  Common stock par value $.0001, authorized 100,000,000
     shares; issued and outstanding 34,836,594 and
     32,077,632 shares, respectively........................         3,484          3,208
  Additional paid-in capital................................    97,195,416     81,171,322
  Retained (deficit) earnings...............................   (11,459,022)     1,835,868
                                                              ------------   ------------
          Total stockholders' equity........................    85,742,208     83,010,398
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $200,410,959   $166,311,432
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000            1999          1998
                                                       -------------   ------------   -----------
Sales, net...........................................  $ 173,744,343   $138,544,512   $72,794,387
Cost of goods sold...................................    148,916,681    100,176,431    57,344,285
Inventory impairment.................................             --      2,025,000
                                                       -------------   ------------   -----------
  Gross profit.......................................     24,827,662     36,343,081    15,450,102
Selling, general and administrative expenses.........     27,509,565     20,539,660    13,762,466
Merger costs.........................................             --      1,845,000            --
Restructuring and asset impairment charges...........      3,184,926      3,720,000            --
                                                       -------------   ------------   -----------
  Operating (loss) income............................     (5,866,829)    10,238,421     1,687,636
Interest and other income............................        215,083        106,275       383,776
Interest expense.....................................     (7,037,457)    (5,464,880)   (1,566,854)
Minority interest....................................         53,782             --      (262,659)
                                                       -------------   ------------   -----------
  (Loss) earnings before extraordinary item and
     income taxes....................................    (12,635,421)     4,879,816       241,899
(Benefit from) provision for income taxes............     (1,188,075)     1,731,000       (62,181)
                                                       -------------   ------------   -----------
  (Loss) earnings before extraordinary item..........    (11,447,346)     3,148,816       304,080
  Extraordinary loss on extinguishment of debt, net
     of taxes of $655,729............................     (1,027,785)            --            --
                                                       -------------   ------------   -----------
  Net (loss) earnings................................    (12,475,131)     3,148,816       304,080
Preferred stock dividend earned......................       (819,759)      (316,782)     (677,078)
                                                       -------------   ------------   -----------
  Net (loss) earnings attributable to common
     stockholders....................................  $ (13,294,890)  $  2,832,034   $  (372,998)
                                                       =============   ============   ===========
Net (loss) earnings per common share -- Basic:
  (Loss) earnings before extraordinary item..........  $       (0.36)  $       0.10   $     (0.02)
  Loss on extinguishment of debt.....................  $       (0.03)  $         --   $        --
                                                       -------------   ------------   -----------
  Net (loss) earnings per common share...............  $       (0.39)  $       0.10   $     (0.02)
                                                       =============   ============   ===========
Net (loss) earnings per common share -- Diluted:
  (Loss) earnings before extraordinary item..........  $       (0.36)  $       0.09   $     (0.02)
  Loss on extinguishment of debt.....................  $       (0.03)  $         --   $        --
                                                       -------------   ------------   -----------
  Net (loss) earnings per common share...............  $       (0.39)  $       0.09   $     (0.02)
                                                       =============   ============   ===========
Weighted average common shares outstanding:
  Basic..............................................     34,297,292     28,171,655    18,737,415
                                                       =============   ============   ===========
  Diluted............................................     34,297,292     30,199,499    18,737,415
                                                       =============   ============   ===========

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                           CONVERTIBLE
                                         PREFERRED STOCK        COMMON STOCK                           RETAINED
                                        ------------------   -------------------     ADDITIONAL       (DEFICIT)
                                         SHARES     AMOUNT     SHARES     AMOUNT   PAID-IN-CAPITAL     EARNINGS        TOTAL
                                        ---------   ------   ----------   ------   ---------------   ------------   ------------
Balance at December 31, 1997..........    208,930   $ 209    17,482,363   $1,748     $13,030,328     $   (258,075)  $ 12,774,210
Business acquisitions and earnout
  agreements..........................         --      --       952,875      96        3,455,857               --      3,455,953
Exercise of options and warrants......         --      --     1,044,372     105        2,524,762               --      2,524,867
Private placement of preferred
  shares..............................    211,020     211            --      --        4,431,209               --      4,431,420
Costs of issuing common and preferred
  shares..............................         --      --            --      --         (483,788)              --       (483,788)
Shares and value of options issued to
  directors and Stout Partnership.....         --      --         4,400      --          512,685               --        512,685
Stock issued in connection with
  convertible debentures..............         --      --       114,800      11          548,949               --        548,960
Other issuances.......................         --      --        29,030       3           75,338               --         75,341
Conversion of Preferred to Common.....    (66,207)    (66)      463,452      46               20               --             --
Preferred stock dividends.............     28,966      29            --      --          586,745         (586,774)            --
Debenture proceeds allocated to 10%
  conversion discount.................         --      --            --      --          444,444               --        444,444
Net income............................         --      --            --      --               --          304,080        304,080
                                        ---------   ------   ----------   ------     -----------     ------------   ------------
Balance at December 31, 1998..........    382,709     383    20,091,292   2,009       25,126,549         (540,769)    24,588,172
Business acquisitions and earnout
  agreements..........................         --      --     4,074,711     407       19,380,593               --     19,381,000
Settlement of Historical Shareholders'
  earnout agreement...................         --      --            --      --        5,166,005               --      5,166,005
Value of warrants issued on
  acquisitions........................         --      --            --      --        1,219,892               --      1,219,892
Exercise of options and warrants......         --      --       761,226      76        3,009,100               --      3,009,176
Costs of issuing common and preferred
  shares..............................         --      --            --      --       (1,978,509)              --     (1,978,509)
Private placement of common shares....         --      --     4,090,171     409       26,573,681               --     26,574,090
Stock issued in conjunction with
  private placements..................         --      --        35,000       4          288,747               --        288,751
Stock & options issued in conjunction
  with debt agreement and subordinated
  debentures..........................         --      --        10,000       1          516,733               --        516,734
Debenture proceeds allocated to 10%
  conversion discount.................         --      --            --      --          277,777               --        277,777
Other issuances.......................         --      --       161,040      16        1,078,605               --      1,078,621
Distributions to sub S shareholders
  prior to pooling....................         --      --            --      --               --         (260,127)      (260,127)
Conversion of Preferred to Common.....   (407,742)   (408)    2,854,192     286              122               --             --
Preferred stock dividends.............     25,033      25            --      --          512,027         (512,052)            --
Net income............................         --      --            --      --               --        3,148,816      3,148,816
                                        ---------   ------   ----------   ------     -----------     ------------   ------------
Balance at December 31, 1999..........          0       0    32,077,632   3,208       81,171,322        1,835,868     83,010,398
Business acquisitions and earnout
  agreements..........................         --      --       835,209      84        1,755,332               --      1,755,416
Other issuances.......................         --      --        50,334       5          194,709               --        194,714
Exercise of options and warrants......         --      --       180,334      18          785,057               --        785,075
Costs of issuing common shares........         --      --            --      --          (40,485)              --        (40,485)
Value of warrants issued with
  subordinated debentures.............         --      --            --      --          840,077               --        840,077
Private placement of preferred
  shares..............................  2,330,143   2,330            --      --        6,153,171               --      6,155,501
Costs associated with issuance of
  preferred shares....................         --      --            --      --         (107,282)              --       (107,282)
Amortization of beneficial conversion
  feature -- Series D preferred.......         --      --            --      --          617,465         (617,465)            --
Preferred dividends...................         --      --            --      --               --         (202,294)      (202,294)
Beneficial conversion features --
  subordinated debentures.............         --      --            --      --          270,946               --        270,946
Conversion of debentures and accrued
  interest............................         --      --     1,693,085     169        6,544,942               --      6,545,111
Costs associated with debentures
  converted...........................         --      --            --      --         (989,838)              --       (989,838)
Net loss..............................         --      --            --      --               --      (12,475,131)   (12,475,131)
                                        ---------   ------   ----------   ------     -----------     ------------   ------------
Balance at December 31, 2000..........  2,330,143   $2,330   34,836,594   $3,484     $97,195,416     $(11,459,022)  $ 85,742,208
                                        =========   ======   ==========   ======     ===========     ============   ============

          See accompanying notes to consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income.........................................  $(12,475,131)  $  3,148,816   $    304,080
                                                              ------------   ------------   ------------
  Adjustments to reconcile net cash(used in) provided by
    operating activities:
    Depreciation............................................     4,955,080      3,880,752      2,265,561
    Amortization............................................     1,908,719      2,491,769        635,829
    Deferred income tax (benefit) provision.................    (2,062,184)     1,148,159       (861,744)
    Amortization of deferred financing and debenture
      discount costs........................................       673,659      1,442,646        272,366
    (Gain) on sale of property, plant & equipment...........       (17,430)            --             --
    Loss on early extinguishment of debt....................     1,683,514             --             --
    Non cash restructuring charges and asset impairment
      charge................................................     3,184,926      3,972,142             --
    Beneficial conversion feature of convertible
      subordinated
      debentures............................................       270,946             --             --
    Non cash merger costs...................................            --      1,461,766             --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................    (9,672,757)   (13,028,090)    (5,385,858)
    Inventories.............................................    (1,991,917)    (3,276,013)    (2,620,970)
    Prepaid expenses and other current assets...............       144,707       (769,129)    (1,060,050)
    Other assets............................................    (1,999,388)        60,432        288,965
    Accounts payable........................................     7,548,605      6,966,968       (583,173)
    Other liabilities.......................................       329,338        (89,645)       563,075
    Accrued expenses........................................      (165,194)    (1,449,962)    (1,275,185)
                                                              ------------   ------------   ------------
        Net cash (used in) provided by operating
          activities........................................    (7,684,507)     5,960,611     (7,457,104)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........   (24,808,163)   (31,909,978)    (8,486,863)
  Capital expenditures for dredge disposal site permits and
    costs...................................................            --             --     (2,045,436)
  Cash paid for acquisitions, net of cash received..........       (62,297)   (15,098,104)    (3,885,197)
  Proceeds from the sale of property, plant and equipment...       534,893             --         76,500
  Payments on non-compete agreements........................            --       (841,591)            --
                                                              ------------   ------------   ------------
        Net cash used in investing activities...............   (24,335,567)   (47,849,673)   (14,340,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    issuance costs..........................................       744,590      1,924,381      2,524,867
  Proceeds from the sale of common stock, net of issuance
    costs...................................................            --     25,206,612      3,947,632
  Sale of preferred stock, net of issuance costs............     6,045,889             --             --
  Proceeds from sale of convertible debentures..............     7,500,000      2,500,000      4,000,000
  Advances from (repayment to) affiliates, net..............    (1,000,000)     6,000,000     (1,730,317)
  Proceeds from notes payable...............................    61,610,619     23,128,118     25,227,300
  Payment of deferred financing costs.......................            --       (632,373)      (715,946)
  Distributions to shareholders of pooled companies.........            --       (260,128)      (509,299)
  Payments of notes payable and capital leases..............   (42,477,530)   (17,222,478)   (12,500,320)
                                                              ------------   ------------   ------------
        Net cash provided by financing activities...........    32,423,568     40,644,132     20,243,917
                                                              ------------   ------------   ------------
Net change in cash and cash equivalents.....................       403,494     (1,244,930)    (1,554,183)
Cash and cash equivalents, beginning of period..............     1,807,588      3,052,518      4,606,701
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of period....................  $  2,211,082   $  1,807,588   $  3,052,518
                                                              ============   ============   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest..................................................  $  5,994,687   $  3,772,631   $  1,191,281
  Income taxes..............................................  $    (98,202)  $    704,453   $    638,980
Capitalized interest........................................  $  1,379,818   $    236,115   $         --
Capitalized leases..........................................     1,832,657         77,801        864,367
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger.......................       835,209      4,074,711        952,875
  Compensation -- employees and directors...................        45,934        117,408         28,400
  Litigation settlements....................................        11,666         30,000          5,166
  Conversion of debentures..................................     1,693,085             --             --
  Financing fees and other..................................            --        107,082        114,800
  Conversion of preferred stock.............................            --      2,854,192        463,452

          See accompanying notes to consolidated financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp. and its wholly-owned subsidiaries U.S. Plastic Lumber LTD, Eaglebrook Group, Inc., Clean Earth, Inc., Carteret Biocycle Corp. ("CBC") Clean Earth of New Castle, Inc. ("CENC"), Clean Earth of Philadelphia, Inc. ("CEP"), Consolidated Technologies, Inc. ("CTI"), Integrated Technical Services, Inc. ("ITS"), S&W Waste, Inc. ("S&W"), Barbella Environmental Technologies, Inc.("Barbella"), Clean Rock Industries, Inc. and Clean Rock Properties, LTD. All significant intercompany balances and transactions have been eliminated in consolidation.

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
                                                              ==========

     The Company provided 100% of the funds to finance the joint venture's operations and all of its cash advances will be returned before any funds are distributed to IIC. The IIC minority interest in the net income of the joint venture since inception totaling $250,165 is shown as minority interest in the accompanying consolidated balance sheet at December 31, 1999. The $119,403 minority interest in the CTI losses prior to June 30, 1998 are combined with the $382,062 minority interest in the IIC joint venture in the statement of Operations for the year ended December 31, 1998. The IIC joint venture had no operating activity in 1999.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals, improvements and betterments are capitalized. Leasehold improvements are amortized over the shorter of the underlying lease term or the asset's useful life. Applicable interest charges incurred during the construction of the new facilities are capitalized and amortized over the asset's estimated useful lives.

ACQUIRED INTANGIBLES, NET

     The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over a period of twenty years to forty years and amounted to $30,161,113 and $27,299,344 at December 31, 2000 and 1999, respectively. Acquired intangibles include $10,576,000 assigned to a permit on land acquired in the Brass acquisition. The permit is being amortized over 25 years. Accumulated amortization of acquired intangibles was $3,703,194 and $2,037,776 at December 31, 2000 and 1999, respectively. The Company assesses the recoverability of acquired intangibles by determining whether the amortization of the balance over its remaining live can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of acquired intangibles impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk of the acquired intangible. The assessment of the recoverability of acquired intangibles will be impacted if estimated future operating cash flows are not achieved.

IMPAIRMENT OF LONG LIVED ASSETS

     It is the Company's policy to review the carrying value of acquired intangibles and property, plant and equipment based on an evaluation of such factors as the occurrence of a significant adverse event or changes in the environment in which the business operates. The Company accounts for long lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." This statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

OTHER ASSETS

     Other assets are summarized as follows at December 31, 2000 and 1999:

                                                                 2000         1999
                                                              ----------   ----------
Dredge disposal permits and deferred site development costs,
  net.......................................................  $  946,247   $1,008,717
Deferred financing costs, net...............................     864,721    1,014,085
Deferred convertible debenture issuance costs, net..........      47,434    1,038,898
Non compete agreements, net.................................     608,654      762,500
Restricted cash.............................................     250,000           --
Deferred tax asset..........................................     672,285           --
Patents, net................................................     644,482      538,981
Other.......................................................     558,302      987,368
                                                              ----------   ----------
          Total other assets................................  $4,592,125   $5,350,549
                                                              ==========   ==========

     The Company incurred $2,165,397 of costs to permit and develop dredge material disposal sites in strip mines in Pennsylvania. In 1999 and 1998, these costs were being amortized over the total number of yards currently permitted for disposal, and resulted in amortization expense of $1,003,519 and $71,071, respectively. During 2000, the Company was given a five year permit extension, wherein the remaining costs are being amortized over such period. Amortization in 2000 was $68,588. The $825,000 cost of non compete agreements is being amortized over 6 years resulting in amortization expense of $137,500 in 2000 and $39,600 in 1999 (none in 1998). The $625,915 value assigned to the Trimax patents acquired in 1998 is being amortized over 15 years resulting in $52,164, $50,269 and $25,000 of amortization expense in 2000, 1999 and 1998, respectively. The restricted cash of $250,000 is a certificate of deposit held as collateral for a letter of credit to secure a lease.

REVENUE RECOGNITION

     Revenues from the Company's plastic lumber division are recognized at the date the products are shipped and risk of ownership transfers to the buyer. Revenues from the environmental construction services companies are recognized on the percentage of completion method or as units are processed. Revenues from the environmental recycling facilities are recognized when material is treated. Under the percentage of completion method, contract revenue is recognized in the ratio of contract costs incurred to date to the estimated total costs to complete the project. Contract costs include all direct and indirect labor, material and equipment depreciation required to complete the contract. A liability is recorded for estimated losses, if any, on uncompleted contracts. Billings in excess of costs incurred and estimated profit recognized are included in other liabilities. Costs incurred and profits recognized in excess of billings on applicable contracts are included in accounts receivable.

     The following is a summary of the costs and estimated earnings on uncompleted contracts at December 31:

                                                            2000           1999          1998
                                                        ------------   ------------   -----------
Costs incurred on uncompleted contracts...............  $ 33,951,824   $ 18,697,161   $11,912,140
Estimated profit......................................     4,402,705      4,520,207       521,604
                                                        ------------   ------------   -----------
          Total included in sales.....................    38,354,529     23,217,368    12,433,744
Less billings to date.................................   (34,101,682)   (21,387,899)   13,071,445
                                                        ------------   ------------   -----------
Billings under (over) costs and estimated profits.....  $  4,252,847   $  1,829,469   $  (637,701)
                                                        ============   ============   ===========

     In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Also included within accounts receivable are unbilled revenues which represent revenue earned for work completed in accordance with contract provisions.

STOCK-BASED COMPENSATION

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accounting for stock-based transactions with nonemployees, the Company records the fair value of these instruments as compensation expense when these types of instruments are issued. As permitted by SFAS No. 123, the Company accounts for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

INCOME TAXES

     The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

ADVERTISING COSTS

     Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising costs charged to operations were approximately $3,550,671, $391,581 and $106,022 in 2000, 1999 and 1998, respectively.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with various financial institutions which are primarily located in the Eastern United States. At December 31, 2000, the Company had bank balances of approximately $2,584,093 in excess of amounts insured by federal deposit insurance. Trade receivables are concentrated primarily in the Northeastern United States. The Company does not require collateral from its customers. The Company has only one customer which accounted for more than five percent of total net accounts receivable balances. This customer comprised nine and eleven percent of net accounts receivable as of December 31, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash and cash equivalents, receivables, accounts payable, due to affiliates, notes payable and convertible subordinated debentures. The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate their fair value. For certain instruments, including cash and cash equivalents, trade accounts receivable, other current assets, other assets, accounts payable and accrued expenses, the carrying amount approximates fair value due to their short maturity.

INCOME (LOSS) PER SHARE

     Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for 2000 and 1998 because the effect of the additional shares issuable for convertible debentures, convertible preferred stock and the outstanding

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES common stock options and warrants are anti-dilutive for the aforementioned years. Common shares issuable in connection with convertible debentures, convertible preferred stock and common stock options and warrants total 13,284,796 and 5,726,359 shares, for 2000 and 1998.

     The following is a reconciliation of the numerator (net earnings) and the denominator (common shares outstanding) of the basic and diluted per share computations for 1999):

                                                       NET EARNINGS     SHARES     AMOUNT
                                                       ------------   ----------   ------
BASIC EPS
Net earnings available to common shareholders........   $2,832,034    28,171,655    $.10
EFFECT OF DILUTIVE SECURITIES
Stock options........................................           --     2,027,844      --
DILUTED EPS..........................................   $2,832,034    30,199,499    $.09

     Common shares issuable in connection with convertible debentures, convertible preferred stock and common stock options and warrants total 6,832,329 for 1999. These shares were not included in the computation of diluted EPS in 1999 because their effect is anti-diutive.

COMPREHENSIVE INCOME

     During the years ended December 31, 2000, 1999 and 1998 the Company did not have any changes in its stockholders equity resulting from non-owner sources. Accordingly, comprehensive income as set forth in SFAS No. 130 was equal to the net income/loss amounts presented in the statements of operations.

2.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and ability to meet its financial obligations in 2001 will be dependent on, among other things, the Company's ability to maintain compliance with its debt covenants and obtaining the proceeds from the Fusion Capital Fund II LLC common stock purchase agreement or a similar source of equity. The Company is highly leveraged and during 2000, the Company suffered significant losses from operations, primarily resulting from the significant expenses incurred in its plastic lumber division related to the expansion of its manufacturing facilities, the inefficiencies in the production of certain products, increases in raw material costs and product returns from certain key customers. The Company's accumulated deficit totaled $11,459,000 as of December 31, 2000. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions. During 2000, the Company's primary sources of working capital have been the net proceeds from sales of the Company's preferred stock, proceeds from its senior credit facility and the issuance of convertible debentures and direct sales of the Company's products and services to its customers. The Company was not in compliance with certain covenant requirements of its Senior Credit Facility and its Master Credit Facility as of December 31, 2000. The Company received waivers for these covenant violations as of December 31, 2000 and entered into amendments to the Senior Credit Facility and Master Credit Facility. See note 7 for a description of the Company's notes and capital lease payable.

     The Company's material financial commitments relate principally to its working capital requirements and obligations to make term loan payments on its senior credit facility of currently $1,250,000 per quarter and increasing to $2,500,000 in September of 2001, monthly interest payments on the senior credit facility, lease payments pursuant to certain real property and equipment leases of approximately $324,000 per month, installment payments for manufacturing equipment of approximately $244,000 per month, interest payments on the Company's Subordinated Convertible Debentures of approximately $206,000 quarterly, and dividends on the Company's Series D and Series E Convertible Preferred Stock, approximately $230,000 quarterly.

     In addition, the Company will be required to refinance or repay its senior credit facility on or before April 2, 2002. As of December 31, 2000, the outstanding balance on this senior credit facility is $42,400,000.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

The Company currently does not have the financial resources to retire these debt obligations in 2002 and the Company will need to obtain new debt or equity capital or sell certain assets to meet this requirement.

     The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity, in increments of $500,000 per month in January and March 2001 and $500,000 per month thereafter until an aggregate of $6,500,000 has been raised. In December 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion has agreed to purchase up to $12 million of the Company's common stock (see note
9). There can be no closing until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the Shares Fusion Capital has agreed to purchase. As a result, there can be no assurance that the Company will be able to obtain such additional funding. The Company is dependent on Fusion to meet its covenant requirements under the Senior Credit Facility.

     Certain of the Company's debt instruments contain covenants establishing certain financial covenants and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements or any of the Company's other debt agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained within certain of the Company's credit agreements, an event of default under certain of our senior debt agreements could accelerate debt repayment terms under certain other credit agreements, all of which would have a material adverse affect on the Company's liquidity and capital resources.

     Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the successful development of direct marketing, expanded manufacturing capabilities and product distribution capabilities. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan.

     While there can be no assurances, the Company believes its cash flows from operations will satisfy its liquidity requirements in 2001. However, the Company is seeking additional sources of financing to supplement its cash flow requirements. Although the Company believes that it will be able to secure additional financing in the near future, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not comply with its covenants contained within its debt agreements in 2001, or if adequate funds are not available to finance its operations and retire its debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

3.  ACQUISITIONS

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

     The total purchase price of $ 8,517,273 for all of the 1998 acquisitions consisted of 952,875 shares of the Company common stock valued at an aggregate of $3,535,660, cash payments of $3,705,000, issuance of debt totaling $954,952, costs totaling $303,868 and $17,793 assigned to options granted to a former owner. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners.

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

1999 ACQUISITIONS

PURCHASE TRANSACTIONS

     On March 23, 1999, the Company acquired all of the stock of Brass Investment Co. ("Brass") and its wholly owned subsidiaries Soil Remediation of Philadelphia ("SRP") and Allied Waste, Inc. ("AWI"). SRP operates a soil remediation facility in Philadelphia, PA. AWI provides environmental services. The Company entered into a Management Contract taking over all responsibility for day to day management and financial control of SRP and AWI as of January 7, 1999 and entitling the Company to all net profits or losses after January 4, 1999.

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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
                                                              ===========

     All of the aforementioned acquisitions in 1998 and 1999 have been accounted for as purchases. Accordingly, the results of operations of the purchased companies are included in the consolidated financial statements for periods subsequent to the date of acquisition or the date management obtained day to day management and financial control. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions has been recorded as acquired intangibles. The acquired intangibles are being amortized on a straight-line basis over periods of twenty to forty years.

     The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the years ended December 31, 1999 and 1998, after giving effect to certain pro forma adjustments as if the acquisitions had taken place on January 1, 1998, are as follows:

                                                                  1999           1998
                                                              ------------   ------------
Net sales...................................................  $141,401,003   $118,546,658
                                                              ============   ============
Net income (loss)...........................................  $  3,117,343   $    845,244
                                                              ============   ============
Net income (loss) attributable to common stockholders.......  $  2,800,561   $    168,166
                                                              ============   ============
Net income (loss) per share -- diluted......................  $        .09   $        .01
                                                              ============   ============
Weighted average shares used in computation.................    30,467,766     24,357,338
                                                              ============   ============

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

POOLING TRANSACTIONS

     On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("Barbella"), an environmental remediation and construction service company located in Somerville, New Jersey. The Company incurred merger costs totaling $595,000 in the Barbella transaction which were charged to expenses in the second quarter of 1999. On September 28, 1999, the Company acquired 100% of the stock of Eureka Plastics of California, Inc. ("Eureka"), and Ecosource Corporation ("Ecosource"), in unrelated transactions. Both of these companies recycle and process plastics in Southern California. The Company incurred $ 810,000 of costs related to these mergers that were written off in the third quarter of 1999. On December 14, 1999, the Company acquired 100% of the stock of Clean Rock Industries, Inc. and Clean Rock Properties, Ltd. (collectively "Clean Rock"). Clean Rock Industries, Inc. is a soil recycling facility located in Hagerstown, Maryland. Clean Rock Properties, Ltd. is a holding company that owns the real estate upon which this business operates. The Company incurred $440,000 of costs related to the Clean Rock merger which were charged to expense in the fourth quarter of 1999.

     The Company has accounted for each of the Barbella, Eureka, Ecosource and Clean Rock transactions as a pooling of interests. Accordingly, the accompanying financial statements include the applicable amounts for the pooled companies as if the acquisitions had taken place on January 1, 1998. Following is a summary of the amounts included in the accompanying statements of operations for the years ended December 31 for all of the pooled companies:

                                                                 1999          1998
                                                              -----------   -----------
Net sales...................................................  $34,480,025   $27,089,447
Net income..................................................    1,747,110       208,282
Net income per share........................................  $       .06   $       .01

2000 ACQUISITIONS

     On February 10, 2000, the Company acquired certain assets and certain liabilities of Baron Enterprises, Inc. ("Baron"), a manufacturer of plastic slip and tier sheets used in handling freight. Baron operates facilities in Denver, CO and Reidsville, NC. Both plants manufacture tier and slip sheets that are similar to products manufactured in the Company's Chicago facility. The acquisition was accounted for as a purchase. Accordingly the $1,635,147 excess of the purchase price over the value of the net tangible assets acquired is included in acquired intangibles as of December 31, 2000.

     The $2,105,000 purchase price of the Baron acquisition consisted of 202,376 shares of the Company's common stock valued at an aggregate of $1,800,000 and acquisition related costs of $305,000.

     A summary of the allocation of the purchase price of the Baron acquisition to the net assets acquired follows:

Working capital.............................................  $ 1,540,072
Long-term assets............................................    3,096,778
Long-term debt..............................................   (4,166,997)
Acquired intangibles........................................    1,635,147
                                                              -----------
Aggregate purchase price....................................  $ 2,105,000
                                                              ===========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the years ended December 31, 2000 and 1999 after giving effect to certain pro forma adjustments as if the Baron acquisition had taken place on January 1, 1999, are as follows:

                                                                  2000           1999
                                                              ------------   ------------
Net sales...................................................  $175,226,924   $153,913,003
                                                              ============   ============
Net (loss) income...........................................  $(12,653,499)  $  1,973,498
                                                              ============   ============
Net (loss) income attributable to common stockholders.......  $(13,473,255)  $  1,656,716
                                                              ============   ============
Net (loss) income per share -- diluted......................  $       (.39)  $        .05
                                                              ============   ============
Weighted average shares used in computation.................    34,319,470     30,670,142
                                                              ============   ============

     The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill, depreciation on re-valued buildings and equipment and interest on cash paid to the sellers. Per share amounts are calculated after preferred dividends are subtracted from net income. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 1999 or of future results of operations of the consolidated entities.

4.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable consist of the following at December 31, 2000 and 1999:

                                                                 2000          1999
                                                              -----------   -----------
Trade receivables...........................................  $29,679,374   $24,729,525
Unbilled receivables related to long-term contracts.........    8,749,307     5,922,762
Cost in excess of billings..................................    4,252,847     1,829,469
Retainage...................................................    3,457,329     1,573,534
Allowance for doubtful accounts.............................   (2,375,479)   (1,139,870)
                                                              -----------   -----------
Accounts receivable (net)...................................  $43,763,378   $32,915,420
                                                              ===========   ===========

     Included in the unbilled receivables related to long-term contracts are $3,780,000 and $2,660,204 at December 31, 2000 and 1999, respectively, in unbilled claims for additional work performed beyond the original contract terms at the customer's request.

5.  INVENTORIES

     Inventories consist of the following at December 31, 2000 and 1999:

                                                                 2000         1999
                                                              ----------   ----------
Raw materials...............................................  $5,626,356   $2,673,427
Finished goods..............................................   4,097,034    4,545,416
                                                              ----------   ----------
Inventories.................................................  $9,723,390   $7,339,543
                                                              ==========   ==========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consist of the following at December 31, 2000 and 1999:

                                               USEFUL LIVES       2000           1999
                                              --------------  ------------   ------------
Land........................................                  $  6,257,500   $  6,264,240
Buildings...................................  30 to 40 years    21,460,673     19,868,966
Machinery & equipment in use................  5 to 20 years     69,427,149     41,543,210
Leasehold improvements......................  Life of lease      5,486,112      1,327,298
Furniture and office equipment..............   5 to 7 years      2,364,176      1,433,380
Construction in progress....................                    11,841,860     21,447,443
                                                              ------------   ------------
                                                               116,837,470     91,884,537
Less accumulated depreciation...............                   (16,292,531)   (11,460,585)
                                                              ------------   ------------
Property, plant and equipment (net).........                  $100,544,939   $ 80,423,952
                                                              ============   ============

7.  NOTES AND CAPITAL LEASES PAYABLE

     In 1999 and the first six months of 2000, the Company had a line of credit with a division of Southern Pacific Bank ("SPB") whereby borrowings would be collateralized by specific equipment and/or inventory and eligible accounts receivable. On June 30, 2000 the Company terminated the line of credit with SPB and entered into a new three-year Senior Credit Facility with three banks. The Senior Credit Facility provides for a $30,000,000 term loan and a $15,000,000 revolving credit line. The Senior Credit Facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over the Eurodollar deposit rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization. The revolving credit line has an unused commitment fee of .5%. The weighted average interest rate on short term borrowing on this revolving credit line was approximately 11.2% during 2000.

     In terminating the previously existing line of credit, the Company incurred an extraordinary loss in the second quarter of 2000 for prepayment penalties and the write off of deferred loan costs amounting to $1,027,785, net of taxes. Proceeds from the Senior Credit Facility were used to pay down approximately $8.7 million of the Company's existing indebtedness and for general corporate purposes. At December 31, 2000 the Company had outstanding borrowings of $42,400,000 under the Senior Credit Facility.

     The Senior Credit facility requires the maintenance of defined levels of net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness.

     At September 30, 2000 the Company was not in compliance with certain covenant requirements of the Senior Credit Facility for which the Company received waivers and amendments dated November 13, 2000. In addition to an interest rate increase of 200 basis points and amendment fees of $428,125, the terms of the amendments required the Company to raise a minimum of $2 million in equity prior to November 30, 2000, and additional $2 million prior to December 26, 2000, and an additional $500,000 prior to January 31, 2001. The amended terms also put further limits on the Company's capital expenditures, and gave the senior lenders the option to permanently reduce their commitment on the revolving credit line when payments were made on that portion of the Senior Credit Facility by the amount paid.

     At December 31, 2000, the Company was not in compliance with certain financial covenant requirements of its amended Senior Credit Facility, for which the Company received a waiver and second amendment dated March 12, 2001. In addition to an interest rate increase of 50 basis points and amendment fees of $106,250, the terms of the amendment require the Company to raise $500,000 in equity in January and March 2001 and

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

$500,000 per month thereafter until an aggregate of $6,500,000 is reached. The amended terms also put further limits on the Company's capital expenditures, and gives the banking group the option to permanently reduce their commitment on the revolving credit line when payments are made on that portion of the Senior Credit Facility by the amount paid. In addition, the Waiver and Second Amendment contain a provision which requires that the Senior Credit Facility be refinanced or paid in full by April of 2002. See note 2.

     During 2000, the Company obtained $14,600,000 in new equipment financing through a Master Credit Facility with GE Capital in order to finance the expansion of its plastic lumber manufacturing facilities. The Master Credit Facility is secured by certain equipment and contains a minimum tangible net worth covenant. At December 31, 2000 the Company was not in compliance with the minimum tangible net worth covenant requirement. On March 30, 2001, the Company entered into amendments on the Master Credit Facility with GE Capital to waive the Tangible Net Worth Covenant for the 4th Quarter 2000 and amended the covenant for each quarter of 2001. The Company will be required to accelerate a portion of the principal payments on the Master Credit Facility and will be required to refinance or repay a portion of the outstanding balance on the Master Credit Facility upon the refinancing or repayment of the Senior Credit Facility.

     At December 31, 2000, the Company had interest rate swap agreements outstanding with a notional amount of $20,000,000 under which the Company paid a fiscal rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of the Senior Credit Facility from a floating rate to a fixed rate obligation. The fair value of the interest rate swap agreements outstanding at December 31, 2000 was $453,615. The fair value of the interest rate swap agreement was not recognized in the accompanying consolidated balance sheet since the agreement were accounted for as hedges.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     Notes payable and capital leases consist of the following at December 31, 2000 and 1999:

                                                                 2000          1999
                                                              -----------   -----------
Revolving credit line under the Senior Credit Facility with
  interest payments monthly at prime plus 3.5%
  collateralized by accounts receivable, inventory and
  equipment of certain subsidiaries of the company..........   14,900,000            --
Term loan under the Senior Credit Facility with quarterly
  installments through June 30, 2003 and interest payments
  at prime plus 3.5% collateralized by substantially all the
  assets of certain subsidiaries of the company.............   27,500,000            --
Equipment term loans under the Master Credit Facility due in monthly installments due March 2007 bearing interest at
  LIBOR plus 3.5%...........................................   13,514,733            --
Low interest bearing money purchase mortgage note payable in monthly installments of $18,939 through December 31, 2009
  including interest imputed at 8.5%, collateralized by the
  S&W facility..............................................    1,426,229     1,535,610
Insurance premium finance agreement payable in monthly
  installments including interest ranging from 5.64% to
  7.12%.....................................................           --       375,732
Real estate loan payable in monthly installments of
  approximately $14,720 through June 1, 2009 bearing
  interest at .50% over prime, collateralized by the SRP
  facility..................................................    1,093,559     1,159,538
Bridge loan converted to Real Estate Loan under the loan
  agreement with SPB on March 1, 1999 payable in monthly
  installments of $6,000 with a balloon payment due October
  10, 2003, bearing interest at 2% over prime,
  collateralized by the CBC facility........................           --     1,386,000
Equipment term loans under loan agreement with SPB, due in
  monthly installments with a balloon payment due October 9,
  2003, bearing interest at prime plus 1.25%, collateralized
  by equipment of certain subsidiaries of the Company.......           --    11,137,073
Notes payable to government agency, payable in monthly
  installments totaling $9,505 through July 1, 2003,
  including interest at 5% to 5.5%..........................      285,665       387,427
Non interest bearing note with customer, payable at $.01 per pound of plastic shipped to the customer (approximately
  700,000 pounds per month).................................           --        39,153
Receivables and Inventory loans under loan agreement with
  SPB, interest payments due monthly at prime plus 1%,
  collateralized by substantially all accounts receivable
  and inventories of subsidiaries of the Company............           --    14,679,515
Other notes payable to financial institutions in monthly
  installments of $20,479, including interest at 8.15% to
  8.5%, through 2014........................................           --       891,050
Capital lease payable on real estate in monthly installments of $41,566 through January 31, 2009 bearing interest of
  10% collateralized by Chicago facility....................    3,000,000     3,013,813
Note payable assumed in acquisition of Brass payable in
  annual installments of $267,000 through December 31, 2002
  plus interest accrued at 5% (interest imputed at 8.5%)....      800,000       800,000

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                                                 2000          1999
                                                              -----------   -----------
Other notes and capital leases payable monthly, maturing
  from May 29,2001 to January 1, 2006, with interest ranging from 5.9% to 11.75%, collateralized by various equipment
  of subsidiaries of the Company............................    3,629,021     6,785,320
                                                              -----------   -----------
          Total notes payable and capital leases............   66,149,207    42,190,231
Less current portion........................................  (11,535,698)   (5,867,779)
                                                              -----------   -----------
Long-term portion...........................................  $54,613,509   $36,322,452
                                                              ===========   ===========

     Notes payable and capital leases mature as follows:

YEAR ENDING                                                     AMOUNTS
-----------                                                   -----------
2001........................................................  $11,535,698
2002........................................................   42,320,355
2003........................................................    2,820,367
2004........................................................    2,398,114
2005........................................................    2,324,498
2006 and later..............................................    4,750,175
                                                              -----------
                                                              $66,149,207
                                                              ===========

8.  CONVERTIBLE SUBORDINATED DEBENTURES

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

     On February 20, 2001 the holders of the convertible subordinated debentures exercised their put option to the Company. The Company elected not to repurchase the debentures thereby the minimum floating conversion price is effectively reset to zero. In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09 per share. The Company expensed a beneficial conversion feature of $270,946 in the first quarter of 2000. The $575,703 value assigned to the warrants and

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES the $750,000 discount attributed to the put feature are reflected as discounts from the face value of the debentures and are being accreted into interest expense over the term of the debentures. The unamortized discount on the debentures was $244,787 as of December 31, 2000.

     On December 22, 1998 the Company issued $4,000,000 of convertible subordinated debentures and on January 26, 1999 the Company issued another $2,500,000 to the same debenture holders. The debentures were convertible into common stock at the lower of $5.29 or 90% of the lowest trading price in the four days preceding the conversion date. The $722,222 allocated to the 10% discount on conversion was recorded as additional paid-in-capital and interest expense on January 27, 1999, the earliest conversion date. The conversion price was adjustable downward if, in the one year period after each issuance, the Company issues convertible securities or common stock at a more favorable price than the debenture conversion price. The 5% per annum debenture interest was payable 1.25% per quarter starting April 1, 1999. The Company issued the debenture holders warrants to purchase 100,000 and 62,500 shares of common stock at any time before December 22, 2003 and January 22, 2004, respectively, for $7.22 per share.

     The Company incurred costs totaling $1,289,703 related to the $6,500,000 debentures including $335,852 assigned to the 162,500 warrants. These costs were being amortized as additional interest expense over the five year term of the debentures.

     On March 1, 2000 $4,000,000 of the previously issued debentures and $33,440 of unpaid interest were converted into 762,465 shares of common stock at the $5.29 conversion price. On May 5, 2000, the remaining $2,500,000 of the debentures and $12,671 of unpaid interest were converted into 930,620 shares of common stock at the conversion price of $2.70 per share. Both debentures were converted in accordance with the terms of the debentures. Unamortized debenture issue costs of $987,792 was charged to additional paid-in-capital in 2000.

9.  CAPITAL STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

     The Series A preferred shares were non-voting and had a 10% cumulative stock dividend payable semi-annually. Each share was convertible into seven shares of the Company's common stock at the option of the stockholder. In the event of any liquidation, after payment of debts and other liabilities, the holders of Series A Preferred Stock were entitled to receive, before the holder of any of the Common Stock, the stated value of $20.00 per share plus any unpaid dividends. The Series A Preferred Stock were redeemable at any time at the sole option of the Company for $25.00 per share.

     In 1998 approximately 2,431 Series A shares were converted into 17,017 common shares. Semi annual 5% stock dividends were declared as of March 31, 1998 and September 30, 1998 for a total of 21,511 Series A shares in 1998. At December 31, 1998 approximately 228,012 Series A shares were outstanding.

     In the first quarter of 1999, 1,050 Series A shares were converted into 7,350 shares of Common Stock. A 5% stock dividend of 11,351 Series A shares was declared as of March 31, 1999 to shareholders of record on March 1, 1999. In the second quarter of 1999, the Company notified all Series A Preferred shareholders of its intent to redeem the Series A Preferred Shares at the $25 per share redemption price unless the shareholder elected to convert the shares to Common Stock prior to the May 5, 1999 redemption date set by the Company. A dividend for the pro rata period from April 1, 1999 to May 5, 1999 totaling 2,285 Series A preferred shares was paid to shareholders in May. All Series A Preferred shareholders elected to convert to Common Stock resulting in the issuance of 1,684,187 common shares in the second quarter of 1999. At December 31, 2000 and 1999 no Series A Preferred shares were outstanding.

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

     In the first quarter of 1999, 48,113 Series B shares were converted into 336,790 common shares. A 5% stock dividend of 6,565 Series B shares was declared effective March 31, 1999 to shareholders of record on March 1, 1999. In July 1999, the Company notified all Series B Preferred shareholders of its intent to redeem the Series B Preferred Shares at the $25 per share redemption price, unless the Series B Preferred shareholders elected to convert their Series B Preferred Shares to Common Stock prior to the August 31, 1999 redemption date set by the Company. A dividend for the pro rata period from April 1, 1999 to August 31, 1999 totaling 4,747 Series B preferred shares was paid to shareholders of record July 1, 1999. All Series B shareholders elected to convert resulting in the issuance of 825,865 shares of common stock in the third quarter of 1999. As of December 31, 2000 and 1999, no Series B Preferred shares were outstanding.

SERIES D CONVERTIBLE PREFERRED STOCK

     In September of 2000 the Company issued 1,187,286 shares of its Series "D" Preferred Stock and received net proceeds of $4.1 million. The Series "D" Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series "D" Preferred Stock is convertible into one share of the Company's common stock at the option of the holder any time after March 31, 2001, subject to certain rights of the Company. The Company at its sole option can redeem the Series "D" Preferred Stock at 115% of the initial purchase price in cash prior to March 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series "D" Preferred Stock into common stock. Otherwise, the Series "D" Preferred Stock automatically converts into common stock on March 1, 2002. The beneficial conversion feature in the amount of $1,080,563 is being accreted and recorded as preferred stock dividend from the date the Series "D" Preferred Stock was issued until the earliest possible conversion date.

SERIES E CONVERTIBLE PREFERRED STOCK

     In November of 2000, the Company issued 1,142,857 shares of its Series "E" Preferred Stock to the Stout Partnership, a related party, and received net proceeds of $2 million. The Series "E" Preferred Stock pays a quarterly cash dividend at an annual rate of 10%, with the initial dividend payable on March 31, 2001. Each share of Series "E" Preferred Stock is convertible into one share of the Company's common stock at the option of the holder any time after March 31, 2001, subject to certain rights of the Company. The Company can at its sole option redeem the Series "E" Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series "E" Preferred Stock into common stock. Otherwise, the Series "E" Preferred Stock automatically converts into common stock on March 1, 2002.

     During February and March 2001, the Company issued an additional 571,428 of Series "E" Preferred stock to the Stout Partnership and received net proceeds of $1 million.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

FUSION CAPITAL FUND II

     On December 7, 2000, the Company has entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $12.0 million of the Company's common stock in two tranches with each tranche representing $6.0 million of common stock. The $6.0 million of common stock purchasable under the first tranche of the common stock purchase agreement is to be purchased over a twelve-month period, subject to a 6 month extension or earlier termination at our discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price.

EMPLOYEE STOCK OPTIONS

     The Company has granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted by the Company generally vest ratably over a period of three years. Employee stock option activity in 2000, 1999 and 1998 is as follows:

                                                                                 NUMBER OF
                                                             WEIGHTED AVERAGE     OPTIONS
                                                              EXERCISE PRICE    OUTSTANDING
                                                             ----------------   -----------
Outstanding at December 31, 1997...........................       $3.54          1,350,000
  Granted..................................................        3.65            536,000
  Exercised................................................          --                 --
  Canceled.................................................        4.43           (215,000)
                                                                  -----          ---------
Outstanding at December 31, 1998...........................       $3.46          1,671,000
  Granted..................................................        6.93          3,040,250
  Exercised................................................        2.94           (343,332)
  Canceled.................................................        5.04           (465,500)
                                                                  -----          ---------
Outstanding at December 31, 1999...........................       $6.01          3,902,418
  Granted..................................................        4.41            572,667
  Exercised................................................        3.75            (85,335)
  Canceled.................................................        7.98           (803,000)
                                                                  -----          ---------
Outstanding at December 31, 2000...........................       $5.37          3,586,750
                                                                  =====          =========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The weighted average remaining contractual life of all outstanding employee stock options is 7.8 years at December 31, 2000. Additional information regarding options outstanding at December 31, 2000, 1999 and 1998 follows:

                                                            OUTSTANDING                  EXERCISABLE
                                      RANGE OF       --------------------------   --------------------------
                                  EXERCISE PRICES                   WEIGHTED                     WEIGHTED
                                  ----------------                  AVERAGE                      AVERAGE
                                   LOW      HIGH      NUMBER     EXERCISE PRICE    NUMBER     EXERCISE PRICE
                                  ------   -------   ---------   --------------   ---------   --------------
                    1998:
                                  $2.25    $ 4.00    1,533,500       $3.30        1,109,833       $3.23
                                   4.50      7.22      137,500        5.24           97,501        5.42
                                  -----    ------    ---------       -----        ---------       -----
                                  $2.25    $ 7.22    1,671,000       $3.46        1,207,334       $3.41
                                  =====    ======    =========       =====        =========       =====
                    1999:
                                  $2.25    $ 6.00    2,406,918       $4.45        1,182,875       $3.71
                                   7.22     12.50    1,495,500        8.53          284,166        8.27
                                  -----    ------    ---------       -----        ---------       -----
                                  $2.25    $12.50    3,902,418       $6.01        1,467,041       $4.59
                                  =====    ======    =========       =====        =========       =====
                    2000:
                                  $1.25    $ 6.25    2,634,250       $4.34        1,706,128       $4.23
                                   6.25     12.50      952,500        8.22          396,673        8.02
                                  -----    ------    ---------       -----        ---------       -----
                                  $1.25    $12.50    3,586,750       $5.37        2,102,801       $4.95
                                  =====    ======    =========       =====        =========       =====

     The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for employee stock options for the years ended December 31, 2000, 1999 and 1998.

                                                               2000          1999        1998
                                                           ------------   ----------   ---------
As reported results of operations:
  Net (loss) income......................................  $(12,475,131)  $3,148,816   $ 304,080
                                                           ============   ==========   =========
  Net (loss) income attributable to common
     stockholders........................................  $(13,294,807)  $2,832,034   $(372,998)
                                                           ============   ==========   =========
  Basic (loss) income per share..........................  $       (.39)  $      .10   $    (.02)
                                                           ============   ==========   =========
  Diluted (loss) income per share........................  $       (.39)  $      .09   $    (.02)
                                                           ============   ==========   =========
Pro forma results of operations:
  Net (loss) income......................................  $(14,199,284)  $1,086,001   $ 107,460
                                                           ============   ==========   =========
Net (loss) income attributable to common stockholders....  $(15,019,040)  $  769,219   $(569,618)
                                                           ============   ==========   =========
  Basic (loss) income per share..........................  $       (.41)  $      .03   $    (.03)
                                                           ============   ==========   =========
  Diluted (loss) income per share........................  $       (.44)  $      .03   $    (.03)
                                                           ============   ==========   =========

     For purposes of the above disclosure, the determination of the fair value of stock options granted in 2000 was based on the following: (i) a risk free interest rate of 7%; (ii) expected option lives of four years; (iii) expected volatility in the market price of the Company's common stock of 100%; and (iv) 2.5% expected dividends on the underlying common stock.

     In 1999 and 1998 the determination of the fair value of stock options granted was based on the following: (i) a risk free interest rate of 7%; (ii) expected option lives of four years; (iii) expected volatility in the market price of the Company's common stock of 75%; and (iv) 2.5% expected dividends on the underlying common stock.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

NON-EMPLOYEE STOCK OPTIONS

     Magellan Finance Corporation ("Magellan"), a stockholder, was originally granted options to purchase up to 353,684 shares of the Company's common stock at $1.77 per share. Magellan exercised 117,895 of the options in 1997 and another 117,895 options in September 1998. The remaining 117,894 options were exercised on June 30, 1999.

     The Stout Partnership was granted 320,000 options at $2.25 per share in January 1998 in exchange for enabling the Company to obtain a line of credit by providing guarantees (see Notes 7 and 13). Stout Partnership exercised 250,000 shares in September 1999.

     Nonemployee stock option activity in 2000, 1999 and 1998 is summarized as follows:

                                                                                  NUMBER OF
                                                              WEIGHTED AVERAGE     OPTIONS
                                                               EXERCISE PRICE    OUTSTANDING
                                                              ----------------   -----------
Outstanding at December 31, 1997............................       $1.83           255,790
  Granted...................................................        2.55           387,500
  Exercised.................................................        1.80          (122,895)
  Canceled..................................................          --                --
                                                                   -----          --------
Outstanding at December 31, 1998............................       $2.37           520,395
  Granted...................................................        7.38            25,000
  Exercised.................................................        2.32          (427,895)
  Canceled..................................................          --                --
                                                                   -----          --------
Outstanding at December 31, 1999............................       $3.38           117,500
  Granted...................................................        3.79           102,500
  Exercised.................................................        5.00           (10,000)
  Canceled..................................................          --                --
                                                                   -----          --------
Outstanding at December 31, 2000............................       $3.50           210,000
                                                                   =====          ========
Stock options exercisable at December 31, 2000..............       $3.50           210,000
                                                                   =====          ========

STOCK WARRANTS

     Warrants to purchase 62,500 common shares at $7.22 per share were issued to the purchasers of $2,500,000 of convertible subordinated debentures in January 1999. Another 85,000 and 42,500 warrants to purchase common stock at $5.00 and $7.50, respectively, were also issued in conjunction with the sale of the $2,500,000 convertible subordinated debentures in 1999. The Company issued 500,000 warrants to purchase the Company's common stock at $6.00 per share to the shareholders of Brass Investment Company as part of the acquisition consideration. The company issued warrants to purchase 200,000 common shares at $10.09 in conjunction with the issuance of $7,500,000 of convertible subordinated debentures in February 2000 (see note 7). In December 2000, the company granted 250,000 warrants to the Stout Partnership at an exercise price of $1.50 per share. The warrants were granted in consideration of the Stout Partnership for exchanging the unsecured loan to a convertible subordinated debenture and providing the additional funding of Series "E" Preferred Stock (see note 7 and 13). In addition, Stout Partnership will receive 250,000 warrants in the event certain assets of the Company are not disposed of as of June 1, 2001. At December 31, 2000 a total of 1,260,000 warrants are outstanding.

EARNOUT AGREEMENT WITH "HISTORICAL SHAREHOLDERS"

     The Company had previously reserved 4,609,386 shares for issuance pursuant to earnout provisions in the Agreement and Plan of Reorganization entered into by the Company on December 15, 1995 and subsequently

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES in an Earn Out Rights Agreement dated October, 1997. The parties to the agreement specified that the shares would be paid to certain shareholders (Historical Shareholders), who held the common stock as of the date of the Agreement and Plan of Reorganization, when net sales or production of Earth Care Global Holdings, on a consolidated basis, meet or exceed 2.0 million pounds of plastic lumber per month for three consecutive months, subject to certain limitations contained in the Agreement.

     In 1999 the Company entered into Settlement Agreements with approximately 99% of the Historical Shareholders (representing 4,553,606 shares of the total 4,609,386 earn out shares) whereby each Historical Shareholder agreed to accept 15% of the original earnout shares. If the remaining 1% of the Historical Shareholders do no accept the settlement offer, the Company will continue to have exposure to issue approximately 55,000 additional earnout shares under the original formula.

     On January 17, 2000, the Company issued 632,833 shares to the Historical Shareholders who accepted the Settlement Agreement. The Company has included the $5,166,005 value of the shares issued in acquired intangibles and additional paid in capital on the balance sheet as of December 31, 1999.

STOCK RESERVED

     At December 31, 2000, common stock was reserved for the following:

Shares contingently issuable to USPL and CEI shareholders...      55,845
Non employee stock options..................................     210,000
Employee stock options......................................   3,586,750
Warrants....................................................   1,260,000
Convertible debentures......................................   5,842,058
Preferred Stock.............................................   2,330,143
                                                              ----------
                                                              13,284,796
                                                              ==========

10.  RESTRUCTURING, EQUIPMENT AND INVENTORY IMPAIRMENT CHARGES

     In the fourth quarter of 2000, the Company committed to a plan to restructure and to consolidate some of its smaller plants within the plastic lumber division, including those located in Sweester, Indiana, Green Bay, Wisconsin, Vernon, California and Reidsville, North Carolina into our regional hub facilities. As a result, the Company closed one and idled two of our small operations and plans to close a fourth facility by the end of the second quarter of 2001. As a result, the Company recorded the following charges:

                                                             CHARGED IN 2000
                                                             ---------------
Write-down for equipment impairment........................    $2,319,000
Lease termination costs in connection with the
  restructuring............................................     1,098,000
                                                               ----------
          Total restructuring charges in 2000..............     3,417,000
                                                               ==========

     The Company anticipates lease termination costs will be paid throughout 2001, as the Company completes its restructuring plan. As of December 31, 2000, the Company has accrued $1,098,000 in connection with lease termination costs. During 2000 and early 2001, the Company eliminated approximately 300 employees as part of this restructuring plan. The severance component of the restructuring plan was communicated to the employees in early January 2001. As a result, the Company will record a charge of $182,000 in the first quarter of 2001 in connection with severance. No severance cost was incurred for those employees terminated in 2000.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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
                                                              ----------
                                                              $5,745,000
                                                              ==========

     Of the total charges recorded, $4,365,000 was recorded by the plastic lumber division and $1,380,000 was recorded by the environmental division. The write-down of flow mold inventory was recorded as a component of gross profit within the accompanying consolidated statement of operations. Severance costs relates to the 61 employees from plants that were planned to be closed during the year. Exit costs consist primarily of lease termination and idle plant costs during the changeover.

     During 1999, the Company terminated 53 employees and paid $697,000 in severance costs. In addition, the company charged $973,000 to the exit cost accrual primarily for lease termination and idle plant costs. As of December 31, 1999, the Company has approximately $378,000 remaining in severance reserves and approximately $ 357,000 remaining in exit cost reserves, which are primarily for lease termination costs.

     During 2000, the Company determined it had $232,000 of excess accrual from the restructuring charges recorded during the first quarter of 1999. The residual excess reserve was reversed in 2000. As of December 31, 2000, approximately $51,431 remains in exit cost accruals, primarily for lease termination costs.

11.  EMPLOYEE BENEFIT PLANS

     The Company has defined contribution 401(k) and profit sharing plans that cover substantially all employees who have met the eligibility requirements. Employees may contribute up to the maximum allowable under current regulations to the 401(k). There are no employee contributions to the profit sharing plan. The Company's contribution to each plan is at the discretion of the Company. The Company contributed $127,374, $132,493 and $5,772 in 2000, 1999 and 1998,
respectively.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

12.  INCOME TAXES

     The provision for income taxes (benefit) includes federal and state taxes currently payable and those deferred because of temporary differences between financial statement and tax basis of assets and liabilities. The components of the provision for income taxes (benefit) included in the consolidated statements of operations is as follows:

                                                               2000          1999        1998
                                                            -----------   ----------   ---------
Current:
  Federal.................................................  $   509,108   $  178,647   $ 485,595
  State...................................................     (290,728)     404,204     313,968
                                                            -----------   ----------   ---------
                                                                218,380      582,851     799,563
                                                            -----------   ----------   ---------
Deferred:
  Federal.................................................     (778,147)   1,225,417    (563,758)
  State...................................................     (628,308)     (77,268)   (297,986)
                                                            -----------   ----------   ---------
                                                             (1,406,455)   1,148,149    (861,744)
                                                            -----------   ----------   ---------
          Total continuing operations.....................   (1,188,075)   1,731,000     (62,181)
Extraordinary item........................................     (655,729)          --          --
                                                            -----------   ----------   ---------
Total (benefit) provision for income taxes................  $(1,843,804)  $1,731,000   $ (62,181)
                                                            ===========   ==========   =========

     The total provision for income taxes (benefit) differed from the amount obtained by applying the federal statutory income tax rate to pre-tax accounting income (loss), as follows:

                                                               2000          1999        1998
                                                            -----------   ----------   ---------
Tax at statutory rate of 34%..............................  $(4,322,902)  $1,659,136   $  82,246
State taxes, net of Federal benefit.......................     (803,245)     198,518      10,820
Nondeductible goodwill amortization.......................      207,597      656,910     155,601
Increases (decreases) in valuation reserves...............    4,268,771     (435,500)   (157,494)
Earnings of Pooled Sub S corporations.....................           --     (223,412)     39,957
Other.....................................................     (538,296)    (124,652)   (193,311)
                                                            -----------   ----------   ---------
  Income tax (benefit) expense............................  $(1,188,075)  $1,731,000   $ (62,181)
                                                            ===========   ==========   =========

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of future profitability. As a result of the substantial operating losses incurred during 2000, the Company established valuation allowances for portions of the net operating loss carryforwards. The net change in the valuation allowance was an increase of $4,268,771 for the year ended December 31, 2000. The Company had net operating loss carryforwards of approximately $15,000,000 as of December 31, 2000 which begin to expire in 2010. A portion of these losses are subject to limitations regarding the offset of the Company's future taxable income.

     In 1999 the Company used approximately $8,200,000 of Federal net operating loss carryforwards of to reduce taxes that would otherwise be payable. For financial reporting purposes a valuation allowance of $2,824,000 had been established to offset the net deferred tax assets related to these carryforwards at December 31, 1998. With the realization of the tax benefit of these loss carryforwards in 1999, the valuation allowance was no longer needed and $2,388,500 of the reduction in the valuation allowance was recorded as a reduction of acquired intangible assets in 1999. The remaining $435,500 decrease in the valuation allowance was recorded as a reduction of income tax expense in 1999.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The Company also realized $1,084,796 of tax benefits related to the exercise of non qualified stock options in 1999. There was no exercise of non-qualified stock options in 2000 and 1998. The $1,084,796 of tax benefits and $1,439,966 net proceeds on the exercise of stock options was recorded as additional paid in capital in 1999.

     Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred tax assets and liabilities as of December 31, 2000, 1999 and 1998 are as follows:

                                                              2000          1999         1998
                                                           -----------   ----------   -----------
Deferred tax assets:
Goodwill.................................................  $ 2,703,389   $2,994,000   $   409,000
Merger reserves and accrued expenses.....................    2,542,012    1,176,000       113,000
Allowance for doubtful accounts..........................      998,192      383,000       173,000
Original issue discount on debentures....................      288,800      289,000            --
Net operating loss.......................................    5,606,598    1,134,000     2,565,000
Inventory overhead.......................................      324,699      252,000        57,000
Other....................................................      218,277       74,000         6,000
                                                           -----------   ----------   -----------
          Total deferred tax assets......................   12,681,967    6,302,000     3,323,000
Less valuation allowance.................................   (4,268,771)          --    (2,824,000)
                                                           -----------   ----------   -----------
Net deferred tax asset...................................    8,413,196    6,302,000       499,000
Deferred tax liabilities:
Property and equipment basis difference..................    7,473,353    6,585,000       219,000
Goodwill on asset purchases..............................      241,099      250,000            --
Long term contracts......................................           --      226,000       360,000
Other....................................................       26,459      178,000       430,000
                                                           -----------   ----------   -----------
          Total gross deferred tax liabilities...........    7,740,911    7,239,000     1,009,000
                                                           -----------   ----------   -----------
  Deferred tax asset (liabilities), net..................  $   672,285   $ (937,000)  $  (510,000)
                                                           ===========   ==========   ===========

13.  RELATED PARTY TRANSACTIONS

     In 1999 and 1998, the Company borrowed up to $2,400,000 under a $2,500,000 line of credit agreement from a company controlled by a member of the Board of Directors and his family. The line of credit bears interest at prime plus 1% and expires on June 30, 2001. At December 31, 1999 $1,500,000 was outstanding under the line. No balance was outstanding at December 31, 1998. The Company paid $109,933 and $171,849 in interest on this line in 1999 and 1998, respectively. During 2000 the line of credit was paid-off and terminated in conjunction with the entering into the new three year credit agreement on June 30, 2000. See Note 7 -- Notes and Capital Leases Payable.

     On February 2, 1999 the Stout Partnership made a $5,000,000 unsecured loan to the Company. The loan bears interest at 10% and matures on June 30, 2001. The proceeds were used in the purchase of Eaglebrook. The Stout Partnership borrowed the $5,000,000 from PNC Bank and the individual partners have personally guaranteed the loan. At December 31, 1999, the balance outstanding on this loan was $4,500,000. The Company paid $529,055 and $321,644 in interest on this loan in 2000 and 1999 respectively.

     On December 1, 2000 the Stout Partnership exchanged the $5,000,000 unsecured loan into a subordinated convertible debenture of an equal dollar amount with a due date of July 1, 2002, with interest payable monthly in arrears at 11.5% per annum. The debenture is convertible into common stock at the lower of $2.00 per share or the lowest closing price of the Company's common stock during the four trading days prior to but

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES not including the conversion date. The debenture is convertible at any time, in whole or part, at the option of the holder.

     In addition Stout Partnership provided the Company with an additional funding of $2,000,000 as part of the Series E Preferred stock private placement in 2000. See Note 9 -- Capital Stock.

     In consideration of the Stout Partnership exchanging its unsecured loan for a subordinated convertible debenture and providing the additional funding of Series "E" Preferred Stock, the Company granted 250,000 warrants at the exercise price of $1.50 per share. The $264,374 value assigned to the warrants is reflected as a discount from the face value of the debentures and is being accreted over the term of the debenture. In addition, Stout Partnership will receive 250,000 warrants in the event certain assets of the Company are not disposed of as of June 1, 2001.

     In June 1999 the Company entered into an agreement to charter air services from a company owned by a former director. During 2000, the Company did not utilize any services under this agreement and the charter service was discontinued. The Company leases approximately 3,240 square feet of office space for $51,000 per year from that same former director. The lease expires in October 2004.

     The Company has a professional services contract with Rosetto & Associates LLC, a private law firm, that performs legal work for the company as well as unrelated third parties. Mr. Rosetto, Vice President, General Counsel and Secretary for the Company, is the sole principal of Rosetto & Associates. During 2000, Rosetto & Associates billed the Company $465,145 for legal services and the Company billed $160,800 to Rosetto & Associates for use of office space, office equipment and other shared services.

14.  COMMITMENT AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, equipment, manufacturing facilities, and land under non-cancelable operating leases that expire at various dates through year 2028. Rent expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $2,514,000, $2,186,000 and $1,013,000, respectively. Future minimum payments are as follows for the year ending December 31:

2001........................................................  $ 1,964,000
2002........................................................    1,436,000
2003........................................................    1,167,000
2004........................................................      768,000
2005........................................................      217,000
Thereafter..................................................    5,289,000
                                                              -----------
          Total.............................................  $10,841,000
                                                              ===========

     The Company leases approximately 7.5 acres of land at its Delaware soil recycling facility at a rental of $1.00 per ton of soil received with a minimum rental of $50,000 per year. Rent expense under this lease was $213,000, $190,000 and $219,986 in 2000, 1999 and 1998, respectively. The lease was renewed for five years in 1998 and contains two five-year renewal options. The lessor has the right and option at the time of renewal to require the Company to purchase the property at a purchase price of $100,000 per acre subject to annual escalation based on the Consumer Price Index from inception of the lease. The Company currently leases approximately 5 acres of land under the New Jersey soil recycling facility. The lease term is 30 years with two renewal options.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

EMPLOYMENT AGREEMENTS

     At December 31, 2000, the Company had employment agreements with certain officers and key employees. Salaries and benefits expense recorded under the Agreements totaled approximately $3,234,000, $2,544,000 and $1,714,000 during years ended December 31, 2000, 1999 and 1998, respectively. Future minimum payments under these employment agreements are as follows:

                  YEAR ENDING DECEMBER 31,                      AMOUNT
------------------------------------------------------------  ----------
  2001......................................................  $3,044,000
  2002......................................................   1,995,000
  2003......................................................     182,000
  2004 and thereafter.......................................          --
                                                              ----------
                                                              $5,221,000
                                                              ==========

LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

LICENSING AGREEMENTS

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

                                                              MAINTENANCE   ROYALTY
                                                                  FEE         FEE
                                                              -----------   --------
2001........................................................   $ 10,000     $ 60,000
2002........................................................     10,000       60,000
2003........................................................     10,000       60,000
2004........................................................     10,000       60,000
Thereafter..................................................     50,000      280,000
                                                               --------     --------
                                                               $ 90,000     $520,000
                                                               ========     ========

     The Company had minimal initial product sales in 1998 and paid $21,667 of maintenance and prorated royalty fees in 1998 after the initial shipments of railroad ties were made to potential customers for testing. The company had no sales in 1999. The company had no in sales in 2000 and 1999.

     Carteret Biocycle Corp. ("CBC") has a license and operating agreement with SD&G Aggregates, Inc. ("SD&G") to conduct remediation of contaminated soils. The Company pays SD&G a royalty of 2% of CBC's sales. CBC commenced operations in July 1998 and recorded royalty expense of $73,288, $77,790 and $ 33,360 in 2000, 1999 and 1998, respectively.

     The Company also has a license agreement with Paul T. Adam for the manufacture and commercial sale of contaminated or impacted dredge material from a wide variety of industrial waste streams that the Company uses in its environmental division. The license requires that the Company pay a royalty fee equal to

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

10% of net sales or 25% of net income, but in no event less than $.20 per ton. No royalty fee was paid in 2000. Minimum annual royalties are paid through 2003, although the license does not expire until December 5, 2011.

     The Company also has a non-exclusive license with the Strandex Corporation to manufacture a composite railing product and deck plank, although the Company no longer uses the Strandex technology to manufacture composite planks. The license expires on April 22, 2011. The license requires a royalty fee equal to $.032 per pound of product manufactured.

15.  SEGMENT REPORTING

     The Company's sales generating operations are conducted through its Plastic Lumber Division and its Environmental Recycling Division. Separate monthly consolidated financial statements are prepared for each division. There are no inter segment or foreign revenues. The corporate administrative expenses consist of the executive officers of the Company and include the legal, accounting and enterprise wide cash management functions and public company expenses. Substantially all of the debt and related interest expense is also retained at corporate. The corporate administrative and interest expenses are not allocated to the two Divisions for management reports. The operating income of each of the Divisions is the principal measurement tool used to manage the two segments. The operating results of each segment, excluding the aforementioned merger and restructuring, inventory and equipment impairment charges, and the reconciliation of each element to the consolidated statement of operations for each of the years ended December 31, 2000, 1999 and 1998 follows (in thousands):

                                                                2000        1999       1998
                                                              --------   ----------   -------
Revenues:
  Environmental recycling...................................  $100,530   $   85,498   $51,544
  Plastic lumber............................................    73,214       53,046    21,250
                                                              --------   ----------   -------
                                                              $173,744   $  138,544   $72,794
                                                              ========   ==========   =======
Operating (loss) income:
  Environmental recycling...................................  $  9,190   $   12,353   $ 3,824
  Plastic lumber............................................    (8,362)       7,649      (622)
  Corporate.................................................    (3,510)      (2,174)   (1,514)
                                                              --------   ----------   -------
                                                              $ (2,682)  $   17,828   $ 1,688
                                                              ========   ==========   =======
Depreciation and amortization:
  Environmental recycling...................................  $  3,242   $    2,525   $ 1,272
  Plastic lumber............................................     3,171        2,551     1,368
  Corporate.................................................       451          293       170
                                                              --------   ----------   -------
                                                              $  6,864   $    5,369   $ 2,810
                                                              ========   ==========   =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     Information with respect to assets and capital expenditures of the segments and reconciliation to the financial statements is set forth below (in thousands):

                                                                2000       1999
                                                              --------   --------
Segment assets at December 31:
Environmental recycling.....................................  $ 92,784   $ 77,471
Plastic lumber..............................................   103,222     85,045
Corporate...................................................     4,405      3,795
                                                              --------   --------
                                                              $200,411   $166,311
                                                              ========   ========
Capital expenditures for the years ended December 31:
Environmental recycling.....................................  $  7,218   $ 10,745
Plastic lumber..............................................    17,562     21,040
Corporate...................................................        28        125
                                                              --------   --------
                                                              $ 24,808   $ 31,910
                                                              ========   ========

16.  CHANGES IN VALUATION ACCOUNTS

                                    BALANCE AT   CHARGES TO                                 BALANCE AT
                                    BEGINNING    COSTS AND      CHARGED TO                    END OF
DESCRIPTION                         OF PERIOD     EXPENSES    OTHER ACCOUNTS   DEDUCTIONS     PERIOD
-----------                         ----------   ----------   --------------   ----------   ----------
                                                                   (2)            (1)
AT DECEMBER 31, 2000:
Allowance for Doubtful Accounts
  Receivable......................  $1,139,870   $1,766,109             --      $530,500    $2,375,479
Deferred Tax Asset Valuation
  Allowance.......................          --    4,268,771             --            --     4,268,771
AT DECEMBER 31, 1999:
Allowance for Doubtful Accounts
  Receivable......................  $  518,115   $  621,755             --            --    $1,139,870
Deferred Tax Asset Valuation
  Allowance.......................   2,824,000     (435,500)    (2,388,500)           --            --

---------------

(1) Write off of bad debt due to customer bankruptcy in year 2000.
(2) Amount of NOL realized from previous acquisition adjusted to acquired intangibles.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates on its floating-rate debt, substantially all of which is based on LIBOR. At December 31, 2000, the Company had effectively capped its interest rate exposure at approximately 6.77% on approximately $20 million of its floating-rate debt through March of 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements are attached hereto and made a part hereof:

     Report of Certified Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

SUMMARIZED QUARTERLY DATA (UNAUDITED):

     Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                        FISCAL QUARTER
                                       -------------------------------------------------
                                        FIRST    SECOND     THIRD     FOURTH     TOTAL
                                       -------   -------   -------   --------   --------
                                           $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
2000
Sales, net...........................  $30,404   $44,260   $50,088   $ 48,992   $173,744
Gross profit.........................    5,517     9,630     6,115      3,566     24,828
(Loss) earnings before extraordinary
  item...............................     (480)    1,735    (2,450)   (10,252)   (11,447)
Net (loss) earnings..................     (480)      796    (2,450)   (10,341)   (12,475)
Net (loss) earnings attributable to
  common shareholders................     (480)      796    (2,633)   (10,978)   (13,295)
Net (loss) earnings per common
  share -- Basic:
  (Loss) earnings before
     extraordinary item..............     (.01)      .05      (.08)      (.31)      (.36)
  Net (loss) earnings................     (.01)      .02      (.08)      (.31)      (.39)
Net (loss) earnings per common share
  attributable to common
  shareholders.......................     (.01)      .02      (.08)      (.32)      (.39)
                                       -------   -------   -------   --------   --------
Net (loss) earnings per common
  share -- Diluted:
  (Loss) earnings before
     extraordinary item..............     (.01)      .05      (.08)      (.31)      (.36)
  Net (loss) earnings................     (.01)      .02      (.08)      (.31)      (.39
Net (loss) earnings per common share
  attributable to common
  shareholders.......................     (.01)      .02      (.08)      (.32)      (.39)
                                       -------   -------   -------   --------   --------
1999
Sales, net...........................  $24,971   $36,858   $40,741   $ 35,974   $138,544
Gross profit.........................    4,850    10,691    11,206      9,596     36,343
(Loss) earnings before extraordinary
  item...............................   (5,345)    3,281     3,150      2,063      3,149
Net (loss) earnings..................   (5,345)    3,281     3,150      2,063      3,149
  Net (loss) earnings attributable to
     common shareholders.............   (5,515)    3,176     3,108      2,063      2,832
Net (loss) earnings per common
  share -- Basic:
  (Loss) earnings before
     extraordinary item..............     (.23)      .12       .10        .11        .10
  Net (loss) earnings................     (.23)      .12       .10        .11        .10
  Net (loss) earnings per common
     share attributable to common
     shareholders....................     (.23)      .12       .10        .10        .10
Net (loss) earnings per common
  share -- Diluted:
  (Loss) earnings before
     extraordinary item..............     (.23)      .11       .10        .11        .09
  Net (loss) earnings................     (.23)      .11       .10        .11        .09
  Net (loss) earnings per common
     share attributable to common
     shareholders....................     (.23)      .11       .10        .10        .09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information contained in the Proxy Statement under the caption "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" relating to the 2001 Annual Meeting is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated by reference from the heading in the Proxy Statement for the 2001 Annual Meeting which will be filed with the SEC within 120 days of the Company's fiscal year end.

     Information regarding the officers of the Company who are not also directors is incorporated by reference from ITEM 1, DIRECTORS AND OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the caption "Executive Compensation" relating to the 2001 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" relating to the 2001 Annual Meeting is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000.

ITEM 13.  CERTAIN TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Certain Transactions" relating to the 2001 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS

EXHIBITS

EXHIBIT
  NO.
-------
    2.1  --   Agreement & Plan of Reorganization [Earth Care/Educational
              Storybooks] (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on March 7, 1997)
    3.1  --   Articles of Incorporation of Front Street, Inc., the
              predecessor of the Company (Incorporated by reference from
              Exhibit 3.1 to the Company's Registration Statement on Form
              SB-2 (File No 333-22949) filed with the SEC on March 7,
              1997)
    3.2  --   Articles of Amendment of Front Street, Inc., the predecessor of the Company (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File
              No. 333-22949) filed with the SEC on March 7, 1997)
    3.3  --   Articles of Amendment to the Articles of Incorporation of
              Educational Storybooks, Inc., the predecessor of the Company
              (Incorporated by reference from Exhibit 3.3 to the Company's
              Registration Statement on Form SB-2 (File No. 333-22949)
              filed with the SEC on March 7, 1997)
    3.4  --   Articles of Amendment to the Articles of Incorporation of
              Educational Storybooks, Inc., the predecessor of the
              Company(Incorporated by reference from Exhibit 3.4 to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on March 7, 1997)
    3.5  --   Articles of Merger [Educational Storybooks and U.S. Plastic
              Lumber Corp.] (Incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on March 7, 1997)
    3.6  --   By-Laws (Incorporated by reference from Exhibit 3.6 to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on March 7, 1997)
    3.7  --   Amended and Restated Bylaws
    4.1  --   Common Stock Specimen Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)
    4.2  --   Warrant Agreement (Incorporated by reference from Exhibit
              4.2 to the Company's Registration Statement on Form SB-2
              (File No. 333-22949) filed with the SEC on March 7, 1997)
    4.3  --   Series A Warrant Certificate (Incorporated by reference from
              Exhibit 4.3 to the Company's Registration Statement on Form
              SB-2 (File No. 333-22949) filed with the SEC on March 7,
              1997)
    4.4  --   Series B Warrant Certificate (Incorporated by reference from
              Exhibit 4.4 to the Company's Registration Statement on Form
              SB-2 (File No. 333-22949) filed with the SEC on March 7,
              1997)
   10.1  --   Jeanell Sales Corp. Acquisition Agreement (Incorporated by
              reference from Exhibit 10.1 to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on March 7, 1997)
   10.2  --   Duratech Acquisition Agreement (Incorporated by reference
              from Exhibit 10.2 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)

EXHIBIT
  NO.
-------
   10.3  --   Clean Earth Acquisition Agreement (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)
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

EXHIBIT
  NO.
-------
  10.18  --   Lease Agreement (Plastic Properties LLC/RPI) (Incorporated
              by reference from Exhibit 10.18 of amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.19  --   Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by
              reference from Exhibit 10.10 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.20  --   Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated
              by reference from Exhibit 10.20 of Amendment One to the
              Company's Regis tration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.21  --   Lease Agreement (Consol. Realty/EPC) (Incorporated by
              reference from Exhibit 10.21 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.22  --   Lease Agreement (Waste Concepts, Inc.) (Incorporated by
              reference from Exhibit 10.22 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
  10.23  --   Lease Agreement (Earth Care Partners of Tennessee)
              (Incorporated by reference from Exhibit 10.22 of Amendment
              Two to the Company's Registration Statement on Form SB-2
              (File No. 333-22949) filed with the SEC on January 9, 1998)
  10.24  --   WCI Acquisition Agreement (Incorporated by reference from
              Exhibit 10.22 of Amendment Two to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on January 9, 1998)
  10.25  --   CTI Stock Purchase Agreement (Incorporated by reference from
              Exhibit 10.22 of Amendment Two to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on January 9, 1998)
  10.26  --   Employment Agreement -- Steven Sands (Incorporated by
              reference from Exhibit 10.22 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
  10.27  --   Employment Agreement -- Bruce Rosetto (Incorporated by
              reference from Exhibit 10.22 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
  10.28  --   ICC/USPL Joint Venture II (Incorporated by reference from
              Exhibit 10.22 of Amendment Two to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on January 9, 1998)
  10.29  --   PNC Bank of Delaware -- Promissory Note (Incorporated by
              reference from Exhibit 10.22 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
  10.30  --   Letter Employment Agreement -- Michael D. Schmidt
              (Incorporated by reference from Exhibit 10.30 of the Form
              10KSB filed on March 31,1998)
  10.31  --   Eaglebrook Plastics, Inc. Stock Purchase Agreement
              (Incorporated by reference from Exhibit10.31 of the Form 8K filed on February 10,1999)
  10.32  --   Eaglebrook Plastics, Inc. Stock Purchase Agreement
              (Incorporated by reference from Exhibit 10.32 of the Form 8K filed on February 10,1999)
  10.33  --   Coast Business Credit Loan and Security Agreement; Amendment
              to Loan and Security Agreement; Second Amendment to Loan and
              Security Agreement; Third Amendment to Loan and Security
              Agreement; and Fourth Amendment to Loan and Security
              Agreement (Incorporated by reference from Exhibit 10.33 of the Form 10KSB filed with the SEC on March 30, 1999)

EXHIBIT
  NO.
-------
  10.34  --   Convertible Debenture Purchase Agreements with Halifax Fund,
              L.P. dated December 22, 1998 and January 26, 1999
              (Incorporated by reference from Exhibit 10.34 of the Form
              10KSB filed with the SEC on March 30, 1999)
  10.35  --   Convertible Debenture Purchase Agreement with Societe
              Generale, L.P. dated December 22, 1998 and January 26, 1999
              (Incorporated by reference from Exhibit 10.35 of the Form
              10KSB filed with the SEC on March 30, 1999)
  10.36  --   1999 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.36 of the Form 10KSB filed with the SEC on
              March 30, 1999)
  10.37  --   1999 Non-Employee Director Stock Option Plan (Incorporated
              by reference from Exhibit 10.37 of the Form 10KSB filed with the SEC on March 30, 1999)
  10.38  --   Amendment to 1999 Employee Stock Option Plan (Incorporated
              by reference from Exhbit 10.38 of the Form 10KSB filed with the SEC on March 30, 1999)
  10.39  --   Employment Agreement of Bruce C. Rosetto (Incorporated by
              reference from Exhbit 10.39 of the Form 10KSB filed with the
              SEC on March 30, 1999)
  10.40  --   Employment Agreement of Michael D. Schmidt (Incorporated by
              reference from Exhbit 10.40 of the Form 10KSB filed with the
              SEC on March 30, 1999)
  10.41  --   Employment Agreement of John W. Poling (Incorporated by
              reference from Exhbit 10.41 of the Form 10KSB filed with the
              SEC on March 30, 1999)
  10.42  --   Employment Agreement of Mark S. Alsentzer (Incorporated by
              reference from Exhbit 10.42 of the Form 10KSB filed with the
              SEC on March 30, 1999)
  10.43  --   Private Placement Stock Purchase Agreement dated August 1999
              (Incorporated by reference from Exhbit 10.43 of the Form 10KSB filed with the SEC on March 30, 1999)
  10.44  --   Asset Purchase Agreement -- Baron Enterprises, Inc.
              (Incorporated by reference from Exhibit 10.44 of Form 10Q
              filed with the SEC on May 15, 2000)
  10.45  --   Master Security Agreement -- GE Capital (Incorporated by
              reference from Exhibit 10.45 of Form 10Q filed with the SEC on May 15, 2000)
  10.46  --   Master Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.46 of Form 10Q filed with the
              SEC on August 14, 2000)
  10.47  --   Amendment to the Master Credit Agreement with Bank of
              America (Incorporated by reference from Exhibit 10.47 of
              Form 10Q filed with the SEC on November 14, 2000)
  10.48  --   Series "D" Preferred Stock Certificate of Designation
  10.49  --   Series "E" Preferred Stock Certificate of Designation
  10.50  --   Common Stock Purchase Agreement with Fusion Capital Fund
  10.51  --   Waiver and Second Amendment Agreement to Master Credit
              Agreement with Bank of America
  10.52  --   Amendments to GE Capital Master Agreement

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

                                          Date: April 2, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark S. Alsentzer                                                 Date: April 2, 2001
-----------------------------------------------------
Mark S. Alsentzer, Chairman of the Board Chief
Executive Officer and President

/s/ John W. Poling                                                    Date: April 2, 2001
-----------------------------------------------------
John W. Poling, Chief Financial Officer

/s/ August C. Schultes III                                            Date: April 2, 2001
-----------------------------------------------------
August C. Schultes III, Director

/s/ Gary J. Ziegler                                                   Date: April 2, 2001
-----------------------------------------------------
Gary J. Ziegler, Director

/s/ Roger N. Zitrin                                                   Date: April 2, 2001
-----------------------------------------------------
Roger N. Zitrin, Director

/s/ Kenneth Leung                                                     Date: April 2, 2001
-----------------------------------------------------
Kenneth Leung, Director