Form 10-K405/A
period 2000-12-31
U S PLASTIC LUMBER CORP
filed 2001-04-09
CIK 1014851

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23855

                            U.S. PLASTIC LUMBER CORP.
             (Exact Name of Registrant as specified in its charter)

                              --------------------

            NEVADA                                           87-0404343
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              ---------------------

      2300 W. GLADES ROAD, SUITE 440 W, BOCA RATON, FLORIDA    33431
      -----------------------------------------------------   --------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                                 (561) 394-3511
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, PAR VALUE $.0001
                         ------------------------------
                                (TITLE OF CLASS)

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

This Amendment is being filed to revise Part IV Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K to attach the consents of the Independent Certified Public Accountants to the incorporation by reference of their reports contained in Registrant's Form 10-KSB for the year ended December 31, 1999 in previously filed Registration Statements of Registrant on Forms S-3 (Registration Nos. 333-86533 and 333-76845), Form S-4 (Registration No. 333-84047), and Form S-8 (Registration No. 333-76277). Item 14 is restated in its entirety below.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following financial statements are included in Item 8 of this Form 10-K:

(a)  Reports of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Operations for the Years Ended
          December 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000 except for a Form 8-K filed on October 23, 2000 to report the Waiver and First Amendment related to the Company's credit facility.


(c)  Exhibits

EXHIBIT NO.    DESCRIPTION
-----------    -----------

   2.1 Agreement & Plan of Reorganization [Earth Care/Educational Storybooks] (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.1 Articles of Incorporation of Front Street, Inc., the predecessor of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.2 Articles of Amendment of Front Street, Inc., the predecessor of the Company (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.3 Articles of Amendment to the Articles of Incorporation of Educational Storybooks, Inc., the predecessor of the Company (Incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

EXHIBIT NO.    DESCRIPTION
-----------    -----------

   3.4 Articles of Amendment to the Articles of Incorporation of Educational Storybooks, Inc., the predecessor of the Company(Incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.5 Articles of Merger [Educational Storybooks and U.S. Plastic Lumber Corp.] (Incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.6 By-Laws (Incorporated by reference from Exhibit 3.6 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   4.1         Common Stock Specimen Certificate (Incorporated by reference from
               Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

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

EXHIBIT NO.    DESCRIPTION
-----------    -----------


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

   10.6 Employment Agreement - Mark Alsentzer (Incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   10.7 Employment Agreement - Harold Gebert (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   10.8 ` Employment Agreement - David Farrow (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   10.9        Rutgers Licensing Agreement (Incorporated by reference from
               Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

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

EXHIBIT NO.    DESCRIPTION
-----------    -----------


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

EXHIBIT NO.    DESCRIPTION
-----------    -----------

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

   10.26 Employment Agreement - Steven Sands (Incorporated by reference from Exhibit 10.22 of Amendment Two to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

   10.27 Employment Agreement - Bruce Rosetto (Incorporated by reference from Exhibit 10.22 of Amendment Two to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

   10.28       ICC/USPL Joint Venture II (Incorporated by reference from Exhibit
               10.22 of Amendment Two to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on January 9,
               1998)

   10.29 PNC Bank of Delaware - Promissory Note (Incorporated by reference from Exhibit 10.22 of Amendment Two to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

   10.30 Letter Employment Agreement - Michael D. Schmidt (Incorporated by reference from Exhibit 10.30 of the Form 10KSB filed on March 31,1998)

EXHIBIT NO.    DESCRIPTION
-----------    -----------

   10.31 Eaglebrook Plastics, Inc. Stock Purchase Agreement (Incorporated by reference from Exhibit10.31 of the Form 8K filed on February 10,1999)

   10.32 Eaglebrook Plastics, Inc. Stock Purchase Agreement (Incorporated by reference from Exhibit 10.32 of the Form 8K filed on February 10,1999)

   10.33 Coast Business Credit Loan and Security Agreement; Amendment to Loan and Security Agreement; Second Amendment to Loan and Security Agreement; Third Amendment to Loan and Security Agreement; and Fourth Amendment to Loan and Security Agreement (Incorporated by reference from Exhibit 10.33 of the Form 10KSB filed with the SEC on March 30, 1999)

   10.34 Convertible Debenture Purchase Agreements with Halifax Fund, L.P. dated December 22, 1998 and January 26, 1999 (Incorporated by reference from Exhibit 10.34 of the Form 10KSB filed with the SEC on March 30, 1999)

   10.35 Convertible Debenture Purchase Agreement with Societe Generale, L.P. dated December 22, 1998 and January 26, 1999 (Incorporated by reference from Exhibit 10.35 of the Form 10KSB filed with the SEC on March 30, 1999)

   10.36       1999 Employee Stock Option Plan (Incorporated by reference from
               Exhibit 10.36 of the Form 10KSB filed with the SEC on March 30,
               1999)

   10.37 1999 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.37 of the Form 10KSB filed with the SEC on March 30, 1999)

   10.38 Amendment to 1999 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.38 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.39 Employment Agreement of Bruce C. Rosetto (Incorporated by reference from Exhibit 10.39 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.40 Employment Agreement of Michael D. Schmidt (Incorporated by reference from Exhibit 10.40 of the Form 10-KSB filed with the SEC on March 30, 1999.)

EXHIBIT NO.    DESCRIPTION
-----------    -----------


   10.41 Employment Agreement of John W. Poling (Incorporated by reference from Exhibit 10.41 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.42 Employment Agreement of Mark S. Alsentzer (Incorporated by reference from Exhibit 10.42 of the Form 10-KSB filed with the Sec on March 30, 1999.)

   10.43 Private Placement Stock Purchase Agreement dated August 1999 (Incorporated by reference from Exhibit 10.44 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.44 Asset Purchase Agreement - Baron Enterprises, Inc. (Incorporated by reference from Exhibit 10.44 of Form 10Q filed with the SEC on May 15, 2000)

   10.45 Master Security Agreement - GE Capital (Incorporated by reference from Exhibit 10.45 of Form 10Q filed with the SEC on May 15,
               2000)

   10.46 Master Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.46 of Form 10Q filed with the SEC on August 14, 2000)

   10.47 Amendment to the Master Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.47 of Form 10Q filed with the SEC on November 14, 2000)

   10.48       Series "D" Preferred Stock Certificate of Designation*

   10.49       Series "E" Preferred Stock Certificate of Designation*

   10.50       Common Stock Purchase Agreement with Fusion Capital Fund*

   10.51 Waiver and Second Amendment Agreement to Master Credit Agreement with Bank of America*

   10.52       Amendments to GE Capital Master Agreement*

   21.1        List of subsidiaries

   23.1 Consent of Arthur Andersen LLP, independent certified public accountants

EXHIBIT NO.    DESCRIPTION
-----------    -----------

   23.2 Consent of Callahan & Company P.C, independent certified public accountants

   23.3        Consent of KPMG LLP, independent auditors


---------------------
* Previously filed in the Form 10-K filed with the SEC on April 3, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2001                   U.S. Plastic Lumber Corp.

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

/s/ MARK S. ALSENTZER                                     Date: April 5, 2001
----------------------------------------------
Mark S. Alsentzer, Chairman of the Board
Chief Executive Officer and President

/s/ JOHN W. POLING                                        Date: April 5, 2001
----------------------------------------------
      John W. Poling, Chief Financial Officer

/s/ AUGUST C. SCHULTES, III                               Date: April 5, 2001
----------------------------------------------
      August C. Schultes III, Director

/s/ GARY J. ZIEGLER                                       Date: April 5, 2001
----------------------------------------------
      Gary J. Ziegler, Director

/s/ ROGER N. ZITRIN                                       Date: April 5, 2001
----------------------------------------------
      Roger N. Zitrin, Director

/s/ KENNETH LEUNG                                         Date: April 5, 2001
----------------------------------------------
      Kenneth Leung, Director

                                  EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

   2.1 Agreement & Plan of Reorganization [Earth Care/Educational Storybooks] (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.1 Articles of Incorporation of Front Street, Inc., the predecessor of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.2 Articles of Amendment of Front Street, Inc., the predecessor of the Company (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.3 Articles of Amendment to the Articles of Incorporation of Educational Storybooks, Inc., the predecessor of the Company (Incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.4 Articles of Amendment to the Articles of Incorporation of Educational Storybooks, Inc., the predecessor of the Company(Incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.5 Articles of Merger [Educational Storybooks and U.S. Plastic Lumber Corp.] (Incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   3.6 By-Laws (Incorporated by reference from Exhibit 3.6 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

EXHIBIT NO.     DESCRIPTION


   4.1 Common Stock Specimen Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   4.2 Warrant Agreement (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

   4.3          Series A Warrant Certificate (Incorporated by reference from
                Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

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

EXHIBIT NO.     DESCRIPTION


   10.6 Employment Agreement - Mark Alsentzer (Incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7,
                1997)

   10.7 Employment Agreement - Harold Gebert (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7,
                1997)

   10.8 Employment Agreement - David Farrow (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7,
                1997)

   10.9         Rutgers Licensing Agreement (Incorporated by reference from
                Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

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

EXHIBIT NO.     DESCRIPTION

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

EXHIBIT NO.     DESCRIPTION


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

   10.26 Employment Agreement - Steven Sands (Incorporated by reference from Exhibit 10.22 of Amendment Two to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

   10.27 Employment Agreement - Bruce Rosetto (Incorporated by reference from Exhibit 10.22 of Amendment Two to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

   10.28        ICC/USPL Joint Venture II (Incorporated by reference from
                Exhibit 10.22 of Amendment Two to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

EXHIBIT NO.     DESCRIPTION

   10.29 PNC Bank of Delaware - Promissory Note (Incorporated by reference from Exhibit 10.22 of Amendment Two to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

   10.30 Letter Employment Agreement - Michael D. Schmidt (Incorporated by reference from Exhibit 10.30 of the Form 10KSB filed on March 31,1998)

   10.31 Eaglebrook Plastics, Inc. Stock Purchase Agreement (Incorporated by reference from Exhibit10.31 of the Form 8K filed on February 10,1999)

   10.32 Eaglebrook Plastics, Inc. Stock Purchase Agreement (Incorporated by reference from Exhibit 10.32 of the Form 8K filed on February 10,1999)

   10.33 Coast Business Credit Loan and Security Agreement; Amendment to Loan and Security Agreement; Second Amendment to Loan and Security Agreement; Third Amendment to Loan and Security Agreement; and Fourth Amendment to Loan and Security Agreement (Incorporated by reference from Exhibit 10.33 of the Form 10KSB filed with the SEC on March 30, 1999)

   10.34 Convertible Debenture Purchase Agreements with Halifax Fund, L.P. dated December 22, 1998 and January 26, 1999 (Incorporated by reference from Exhibit 10.34 of the Form 10KSB filed with the SEC on March 30, 1999)

   10.35 Convertible Debenture Purchase Agreement with Societe Generale, L.P. dated December 22, 1998 and January 26, 1999 (Incorporated by reference from Exhibit 10.35 of the Form 10KSB filed with the SEC on March 30, 1999)

   10.36        1999 Employee Stock Option Plan (Incorporated by reference from
                Exhibit 10.36 of the Form 10KSB filed with the SEC on March 30,
                1999)

   10.37 1999 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.37 of the Form 10KSB filed with the SEC on March 30, 1999)

EXHIBIT NO.     DESCRIPTION


   10.38 Amendment to 1999 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.38 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.39 Employment Agreement of Bruce C. Rosetto (Incorporated by reference from Exhibit 10.39 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.40 Employment Agreement of Michael D. Schmidt (Incorporated by reference from Exhibit 10.40 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.41 Employment Agreement of John W. Poling (Incorporated by reference from Exhibit 10.41 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.42 Employment Agreement of Mark S. Alsentzer (Incorporated by reference from Exhibit 10.42 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.43 Private Placement Stock Purchase Agreement dated August 1999 (Incorporated by reference from Exhibit 10.44 of the Form 10-KSB filed with the SEC on March 30, 1999.)

   10.44 Asset Purchase Agreement - Baron Enterprises, Inc. (Incorporated by reference from Exhibit 10.44 of Form 10Q filed with the SEC on May 15, 2000)

   10.45 Master Security Agreement - GE Capital (Incorporated by reference from Exhibit 10.45 of Form 10Q filed with the SEC on May 15, 2000)

   10.46 Master Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.46 of Form 10Q filed with the SEC on August 14, 2000)

   10.47 Amendment to the Master Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.47 of Form 10Q filed with the SEC on November 14, 2000)

   10.48        Series "D" Preferred Stock Certificate of Designation*

   10.49        Series "E" Preferred Stock Certificate of Designation*

EXHIBIT NO.     DESCRIPTION


   10.50        Common Stock Purchase Agreement with Fusion Capital Fund*

   10.51 Waiver and Second Amendment Agreement to Master Credit Agreement with Bank of America*

   10.52        Amendments to GE Capital Master Agreement*

   21.1         List of subsidiaries

   23.1 Consent of Arthur Andersen LLP, independent certified public accountants

   23.2 Consent of Callahan & Company P.C, independent certified public accountants

   23.3         Consent of KPMG LLP, independent auditors

---------------------
      * Previously filed in the Form 10-K filed with the SEC on April 3, 2001.