Form 10-Q
period 2001-03-31
U S PLASTIC LUMBER CORP
filed 2001-05-15
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     The number of shares outstanding of the registrant's common stock as of April 30, 2001 is 35,099,069 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                              PAGE
                                                              ----
             PART I.  UNAUDITED FINANCIAL INFORMATION
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2001
  and December 31, 2000.....................................     3
Condensed Consolidated Statements of Operations for the
  Three Months Ended March 31, 2001 and 2000................     4
Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 2001 and 2000................     5
Notes to Condensed Consolidated Financial Statements........     6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    11

                   PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................    13
Item 2.  Changes in Securities and Use of Proceeds..........    13
Item 6.  Exhibits and Reports on Form 8-K...................    14
SIGNATURES..................................................    14

                           FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, risks associated with our senior credit facility and our lack of liquidity, changes in laws or regulations, exposure on providing extended warranties on products, access to capital, demand for products and services of the Company, dilution, expertise, newly developing technologies, loss of permits, conflicts of interest in related party transactions, regulatory matters, environmental liability, the occurrence of events not covered by insurance, a substantial increase in interest rates, protection of technology, lack of industry standards, raw material commodity pricing, increases in energy costs, the ability to receive bid awards, the inability to implement our growth strategy, operating hazards, seasonality, inability to retain key employees, the effects of competition, and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to condensed consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                    PART I.  UNAUDITED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                                                  2001           2000
                                                                  ----       ------------
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    546,746   $  2,211,082
  Accounts receivable, net of allowance for doubtful
     accounts of $1,976,123 and $2,375,479, respectively....    39,437,038     43,763,378
  Inventories...............................................     7,249,278      9,723,390
  Prepaid expenses and other current assets.................     2,380,879      2,542,126
                                                              ------------   ------------
          Total current assets..............................    49,613,941     58,239,976
  Property, plant and equipment (net).......................    99,693,267    100,544,939
  Acquired intangibles (net)................................    36,689,033     37,033,919
  Other assets..............................................     6,565,122      4,592,125
                                                              ------------   ------------
          Total assets......................................  $192,561,363   $200,410,959
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 27,081,899   $ 27,958,413
  Notes and capital leases payable, current portion.........    14,422,896     11,535,698
  Accrued expenses..........................................     5,183,202      4,390,344
  Restructuring accrual.....................................     1,060,193      1,149,431
  Other current liabilities.................................     1,719,341      2,240,721
                                                              ------------   ------------
          Total current liabilities.........................    49,467,531     47,274,607
  Notes and capital leases payable, net of current
     portion................................................    48,290,212     54,613,509
  Deferred income taxes and other liabilities...............       566,393        571,382
  Minority interest.........................................       196,383        196,383
  Convertible subordinated debentures, net of unamortized
     discount...............................................     7,307,281      7,255,213
  Convertible subordinated debentures -- affiliates, net of
     unamortized discount...................................     4,823,749      4,757,657
                                                              ------------   ------------
          Total liabilities.................................   110,651,549    114,668,751
                                                              ------------   ------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001; authorized
     5,000,000 shares;
     Series "D" 15%, issued and outstanding.................         1,187          1,187
     Series "E" 10%, issued and outstanding 1,714,286 and
      1,142,857 respectively................................         1,714          1,143
  Common stock par value $.0001, authorized 100,000,000
     shares; issued and outstanding 35,090,994 and
     34,836,594 shares, respectively........................         3,509          3,484
  Additional paid-in capital................................    99,014,367     97,195,416
  Retained deficit..........................................   (17,110,963)   (11,459,022)
                                                              ------------   ------------
          Total stockholders' equity........................    81,909,814     85,742,208
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $192,561,363   $200,410,959
                                                              ============   ============

     See accompanying notes to condensed consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001          2000
                                                              -----------   -----------
Sales, net..................................................  $38,636,367   $30,404,061
Cost of goods sold..........................................   35,854,531    24,886,713
                                                              -----------   -----------
          Gross profit......................................    2,781,836     5,517,348
Selling, general and administrative expenses................    5,714,966     5,313,159
Restructuring charge........................................      182,006            --
                                                              -----------   -----------
          Operating (loss) income...........................   (3,115,136)      204,189
Interest and other income...................................       17,841         3,852
Interest expense............................................   (2,584,654)   (1,288,046)
                                                              -----------   -----------
          Loss before income taxes..........................   (5,681,949)   (1,080,005)
Income tax benefit..........................................      710,244       410,402
                                                              -----------   -----------
          Net loss..........................................   (4,971,705)     (669,603)
Preferred stock dividend earned.............................     (680,238)           --
                                                              -----------   -----------
          Net loss attributable to common stockholders......  $(5,651,943)  $  (669,603)
                                                              ===========   ===========
          Net loss per common share -- Basic and Diluted....  $     (0.16)  $     (0.02)
                                                              ===========   ===========
Weighted average common shares outstanding:
          Basic and Diluted.................................   34,918,105    33,150,849
                                                              ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(4,971,705)  $  (669,603)
                                                              -----------   -----------
  Adjustments to reconcile net cash provided by (used in)
    operating activities:
    Depreciation............................................    1,600,808     1,026,207
    Amortization............................................      512,676       458,414
    Deferred income tax benefit.............................     (710,244)     (299,362)
    Amortization of deferred financing and debenture
     discount costs.........................................      425,543       180,708
    Non cash restructuring charges and asset impairment
     charge.................................................      182,006            --
    Beneficial conversion feature of convertible
     subordinated debenture.................................           --       270,946
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................    4,326,340       962,934
    Inventories.............................................    2,474,112    (2,394,555)
    Prepaid expenses and other current assets...............      476,968      (827,672)
    Other assets............................................   (1,676,834)       33,444
    Accounts payable........................................     (876,514)       72,485
    Other liabilities.......................................     (743,505)     (673,432)
    Accrued expenses........................................      495,498      (299,562)
                                                              -----------   -----------
         Net cash provided by (used in) operating
           activities.......................................    1,515,149    (2,159,048)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........     (831,636)  (14,660,012)
  Proceeds from the sale of property, plant and equipment...       82,500            --
  Cash paid for acquisitions, net of cash received..........           --       (38,940)
                                                              -----------   -----------
         Net cash used in investing activities..............     (749,136)  (14,698,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    costs...................................................           --       621,730
  Proceeds from the sale of common stock, net of issuance
    costs...................................................        5,750            --
  Proceeds from the sale of preferred stock, net of issuance
    cost....................................................    1,000,000            --
  Proceeds from sale of convertible debentures..............           --     7,500,000
  Advances from (repayment to) affiliates, net..............           --     1,000,000
  Proceeds from notes payable...............................           --    12,476,069
  Payment of deferred financing costs.......................           --      (190,018)
  Payments of notes payable and capital leases..............   (3,436,099)   (4,672,215)
                                                              -----------   -----------
         Net cash (used in) provided by financing
           activities.......................................   (2,430,349)   16,735,566
                                                              -----------   -----------
Net change in cash and cash equivalents.....................   (1,664,336)     (122,434)
Cash and cash equivalents, beginning of period..............    2,211,082     1,807,588
                                                              -----------   -----------
Cash and cash equivalents, end of period....................  $   546,746   $ 1,685,154
                                                              ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest..................................................  $ 1,835,081   $   842,857
  income taxes..............................................  $     3,983   $     5,100
Capitalized interest........................................  $        --   $   476,951
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger.......................           --       839,406
  Compensation -- employees and directors...................        4,400         4,434
  Settlement -- Royalty Agreement...........................       45,000            --
  Conversion of debentures and preferred stock..............           --       762,465
  Commitment Fee............................................      200,000            --

     See accompanying notes to condensed consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

     U.S. Plastic Lumber Corp. and its subsidiaries (collectively the "Company") are engaged in the manufacturing of recycled plastic lumber and other products and environmental remediation services, including recycling of soils that have been exposed to hydrocarbons and the beneficial reuse of dredge materials. The Company's plastic lumber customers are located throughout the United States, although some customers are international. The Company's environmental remediation, dredge and soil recycling customers are located primarily in the Northeastern United States.

BASIS OF PRESENTATION

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission (SEC) for quarterly reporting. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC for the year ended December 31, 2000. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform with the 2001 presentation.

2.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and ability to meet its financial obligations in 2001 will be dependent on, among other things, the Company's ability to maintain compliance with its debt covenants and obtaining the proceeds from the Fusion Capital Fund II LLC common stock purchase agreement and/or other sources of financing. The Company is highly leveraged and during 2000 and the first quarter of 2001, the Company suffered significant losses from operations, primarily resulting from the significant expenses incurred in its plastic lumber division related to the expansion of its manufacturing facilities, the inefficiencies in the production of certain products, increases in raw material costs and product returns from certain key customers. The Company's accumulated deficit totaled $17,110,963 as of March 31, 2001. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions. During 2000 and the first quarter of 2001, the Company's primary sources of working capital have been the net proceeds from sales of the Company's preferred stock, proceeds from its senior credit facility and the issuance of convertible debentures and direct sales of the Company's products and services to its customers. The Company was not in compliance with certain covenant requirements of its Senior Credit Facility and its Master Credit Facility as of December 31, 2000. The Company received waivers for these covenant violations as of December 31, 2000 and entered into amendments to the Senior Credit Facility and Master Credit Facility. The Company is in compliance with the covenant requirements of the Senior Credit Facility and Master Credit Facility as of March 31, 2001.

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     In addition, the Company will be required to refinance or repay its Senior Credit Facility on or before April 2, 2002. As of March 31, 2001, the outstanding balance on this Senior Credit Facility is $39,850,000. The Company currently does not have the financial resources to retire these debt obligations in 2002 and the Company will need to obtain new debt or equity capital or sell certain assets to meet this requirement.

     The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity, in increments of $500,000 per month in January and March 2001 and $500,000 per month thereafter until an aggregate of $6,500,000 has been raised. In December 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion has agreed to purchase up to $12 million of the Company's common stock (see note
3). There can be no closing until such time as the SEC declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. As a result, there can be no assurance that the Company will be able to obtain such additional funding. The Company is dependent on Fusion or other sources of financing to meet its covenant requirements under the Senior Credit Facility. In May 2001, the Company received a waiver from its Senior Lenders for not raising the $500,000 of equity in April 2001.

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

3.  CAPITAL STOCK

SERIES E CONVERTIBLE PREFERRED STOCK

     During February 2001 and March 2001, the Company issued a total 571,429 shares of its Series "E" Preferred Stock to the Stout Partnership in exchange for a payment to the Company of $500,000 on each of the aforesaid dates. The stock pays a monthly cash dividend at an annual rate of 10%. Each share of Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. The Company, at it's sole option, can redeem the Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES any time prior to March 1, 2002 the Company has the right to require conversion of the Preferred Stock into common stock. Otherwise, the Preferred Stock automatically converts into common stock on March 1, 2002.

FUSION CAPITAL FUND II

     On December 7, 2000, the Company has entered into a common stock purchase agreement with Fusion pursuant to which Fusion agreed to purchase up to $12.0 million of the Company's common stock in two tranches with each tranche representing $6.0 million of common stock. The $6.0 million of common stock purchasable under the first tranche of the common stock purchase agreement is to be purchased over a twelve-month period, subject to a 6 month extension or earlier termination at the Company's discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. There can be no closing until such time as the SEC declares a registration statement effective which registers for resale the shares Fusion has agreed to purchase.

     On March 2, 2001 under the terms of the common stock purchase agreement, Fusion was issued 200,000 shares of the Company's common stock as a commitment fee. Unless an event of default occurs, these shares must be held by Fusion until the common stock purchase agreement has been terminated.

4.  NOTES AND CAPITAL LEASES PAYABLE

     On March 15, 2001, the Company entered into a Waiver and Second Amendment to the Senior Credit Facility Agreement ("Waiver and Second Amendment") with our senior lenders, Bank of America, LaSalle National Bank and Union Planters Bank, in which they agreed to waive past defaults on the Company's senior credit facility and the Waiver and First Amendment. The Waiver and Second Amendment requires that the Company maintains certain financial conditions and operating profit within certain defined parameters including ratios involving earnings before interest, taxes, depreciation and amortization and interest expense. In addition, the Waiver and Second Amendment contains a provision which requires the Senior Credit Facility be refinanced or paid in full by April 2002.

     On March 30, 2001, the Company entered into an Amendment of the Master Credit Facility with GE Capital to waive the Tangible Net Worth Covenant for the 4th Quarter 2000 and amended the covenant for each quarter of 2001. Additionally, the Company has agreed to accelerate a portion of its principal payments.

5.  CONVERTIBLE SUBORDINATED DEBENTURES

     On February 20, 2001, the Company received a Put Notice from the Halifax Fund, L.P. relative to the 5% Convertible Debentures issued on February 5, 2000 in the amount of $7,500,000. Pursuant to the Put Notice, the Company had the option to either (a) repurchase the Outstanding Principal Amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of the Company's common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. The Company did not elect to option (a); therefore the Minimum Floating Conversion Price has permanently re-set to zero.

6.  RESTRUCTURING CHARGE

     In the fourth quarter of 2000, the Company committed to a plan to restructure and to consolidate some of its smaller plants within the plastic lumber division. As a result, the Company closed one and idled two of its small operations and plans to close a fourth facility by the end of the second quarter of 2001. As a result, the Company recorded a charge of $3,417,000 in the fourth quarter of 2000 for equipment impairment and lease

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES termination costs in connection with the restructuring. As of December 31, 2000, the Company had accrued $1,098,000 in connection with lease termination costs and anticipates making lease termination payments throughout 2001 as it completes its restructuring plan. During the three months ended March 31, 2001, the Company paid approximately $183,000 in lease termination payments and charged this amount against the accrual. As of March 31, 2001, the Company has approximately $915,000 remaining in its restructuring accrual for lease termination payments.

     During 2000 and early January 2001, the Company eliminated approximately 300 employees as part of this restructuring plan. The severance component of the restructuring plan was communicated to the employees in early January 2001. As a result, the Company recorded a charge of approximately $182,000 during the three months ended March 31, 2001 in connection with severance. Approximately $145,000 of this charge remains unpaid and accrued as of March 31, 2001.

7.  SEGMENT REPORTING

     The Company has two reportable operating segments. The Plastic Lumber Division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities. The Environmental Recycling Division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes and on-site recycling services. In the first quarter of 2001 the Plastic Lumber Division recorded a $182,000 restructuring charge. The operating results of the two segments excluding the aforementioned restructuring charge are as follows (in thousands):

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Sales, net:
  Environmental recycling...................................  $22,980     $13,763
  Plastic Lumber............................................   15,656      16,641
                                                              -------     -------
          Total.............................................  $38,636     $30,404
                                                              =======     =======
Operating (Loss) Income:
  Environmental recycling...................................  $  (279)    $  (299)
  Plastic Lumber............................................   (1,950)      1,188
  Corporate.................................................     (704)       (685)
                                                              -------     -------
          Total.............................................  $(2,933)    $   204
                                                              =======     =======
Depreciation and Amortization:
  Environmental recycling...................................  $   933     $   664
  Plastic Lumber............................................    1,072         706
  Corporate.................................................      108         114
                                                              -------     -------
          Total.............................................  $ 2,113     $ 1,484
                                                              =======     =======
Capital Expenditures:
  Environmental recycling...................................  $   667     $ 1,316
  Plastic Lumber............................................      165      13,341
  Corporate.................................................        0           3
                                                              -------     -------
          Total.............................................  $   832     $14,660
                                                              =======     =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The identifiable assets of the respective segments is set forth below (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Identifiable assets:
  Environmental recycling...................................  $ 88,776      $ 92,784
  Plastic lumber............................................    99,642       103,222
  Corporate.................................................     4,143         4,405
                                                              --------      --------
          Total.............................................  $192,561      $200,411
                                                              ========      ========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $547,000 at March 31, 2001, a decrease of $1,664,000 from the $2,211,000 at December 31, 2000. Cash provided by operating activities amounted to $1,515,000 for the first three months of 2001 while cash used in operating activities for the comparable period in 2000 amounted to $2,159,000. The change is primarily due to lower receivable and inventory balances offset by increased net losses.

     Cash used in investing activities was $749,000 in the first three months of 2001, a decrease of $13,950,000 from the prior year. The decrease is primarily due to reduced capital expenditures in 2001.

     Cash used in financing activities totaled $2,430,000, including $3,436,000 of principal payments on existing debt offset by $1,000,000 in net proceeds from the issuance of convertible preferred stock (see Note 3 to the Condensed Consolidated Financial Statements).

     At March 31, 2001, the Company had net working capital of $146,000 including cash and cash equivalents totaling $547,000, compared to net working capital of $10,965,000 including cash and cash equivalents of $2,211,000 at December 31, 2000. The reduction is primarily due to net losses and applying the net cash provided by operating assets and liabilities of $4,559,000 towards reducing the long term debt and funding capital expenditures. In addition, the current portion of long term debt increased by $2,887,000, offset by an increase in accrued expenses in 2001.

     Capital expenditures in the first three months of 2001 amounted to $832,000, primarily to expand capacity at the Environmental Recycling Division. The Environmental Recycling Division made capital expenditures in 2000 for plant and equipment totaling $1,316,000 and incurred deferred dredging costs totaling $420,000. In 2000, the Plastic Lumber Division made machinery and equipment purchases totaling $13,341,000 primarily to expand capacity at the California, Illinois and Florida manufacturing facilities. The Company also used $39,000 of cash to acquire certain net assets of Baron Enterprises, Inc. which had plant and equipment valued at $3,097,000 and equipment leases thereon totaling $4,167,000.

     The Company's liquidity and ability to meet its financial obligations in 2001 will be dependent on, among other things, the Company's ability to maintain compliance with its debt covenants and obtaining the proceeds from the Fusion Capital Fund II LLC common stock purchase agreement or other sources of financing. See Notes 2 and 3 to the Condensed Consolidated Financial Statements.

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

     The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its manufacturing and marketing organization. As of March 31, 2001, the Company's accumulated deficit totaled $17,110,963. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions. The Company believes its cash flows from operations will satisfy its cash requirements in 2001, however, the Company is seeking additional sources of financing to supplement its cash flow requirements.

     In November of 2000, the Company retained Bank of America Securities ("BAS") to explore and evaluate strategic alternatives for the Company which could include the possible sale of the Company's Environmental Recycling Division, Clean Earth Inc. ("CEI"). The Company has held discussions with prospective buyers who have expressed various levels of interest in CEI, however, no agreement has been reached with any of the buyers and there can be no assurances that an agreement will be reached. Proceeds from the sale of CEI, if it occurs, would be used to first pay down the Company's Senior Credit Facility. Any excess proceeds would be applied to certain other debt and provide working capital.

     If the Company does not comply with its covenants contained within its debt agreements in 2001, or if adequate funds are not available to finance its operations and retire its debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net sales for the Company in the first quarter of 2001 were $38,636,000, an increase of $8,232,000, or 27%, over the first quarter of 2000. Plastic Lumber Division sales decreased from $16,641,000 to $15,656,000 as compared to same quarter last year. The decrease was a result of exiting the lower margin resin trading business and increasing the internal use of its recycled resin material which was previously sold to outside customers. The Environmental Recycling Division sales increased by 67% to $22,980,000 due to the start-up of previously awarded major contracts, the full online production of Clean Earth of Philadelphia (formerly Soil Remediation of Philadelphia) and improved weather conditions versus the same period in 2000.

     Gross profit in the first quarter 2001 decreased by $2,736,000, or 50%, as compared with the first quarter of 2000. Gross Profit as a percent of sales in the Plastic Lumber Division decreased in the first quarter from 23% in 2000 to 5% in 2001. The decrease was attributable to higher material costs due to the increased price of petroleum products and the result of traditionally lower quarter volumes compared to the Division's total manufacturing capacity. Further increases in the price of oil and oil-based products, which impact raw material costs, could adversely effect gross profits. The Environmental Recycling Division Gross Profit increased 18% to $2,049,000 in 2001 from $1,733,000 in 2000. As a percent of sales the Gross Profit decreased from 13% in 2000 to 9% in 2001. The decrease is a result of higher energy costs experienced at the Divisions thermal treatment facilities and increased costs due to the start-up of certain long-term contracts.

     Selling, general and administrative expenses ("SG&A) increased by $402,000 in the first quarter of 2001, primarily due to increases in administrative support for the major contracts at the Environmental Recycling Division. As a percentage of net sales, SG&A decreased to 15% in 2001 from 18% in 2000.

     The first quarter of 2001 produced an operating loss of $2,933,000 before restructuring charges as compared to operating income of $204,000 for the comparable period in 2000, primarily due to the decline in gross profit margins at both divisions. Operating loss decreased by $20,000 at the Environmental Recycling Division and increased by $3,138,000 at the Plastic Lumber Division, excluding the restructuring charge of $182,000.

     Interest expense increased by $1,297,000 for the first quarter of 2001, mainly due to higher debt levels in 2001 as compared to 2000 and higher mix of interest rates on the overall debt in the first quarter 2001 as compared to first quarter 2000.

     As a result of the losses incurred in the first quarter of 2001, income tax benefit was $710,000 as compared to a benefit of $410,000 in 2000.

SEASONALITY

     The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

     In June, 1998 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 during the fiscal quarter ending March 31, 2001 and there was no material impact to the Company's financial statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Issuances of common shares during the three months ended March 31, 2001 are listed in the following paragraphs.

     200,000 shares of Common Stock were issued as a result of a commitment fee relative to a financing of the Company.

     5,000 shares of Common Stock were issued as a result of the exercise of stock options.

     45,000 shares of Common Stock were issued as settlements of litigation.

     4,400 shares were issued to directors as compensation for services rendered in 2000.

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

     The cash proceeds from the exercise of stock options were used for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     (b) Reports on Form 8-K

          On January 10, 2001 the Company filed a Report on Form 8-K to report a default on its credit agreement with Bank of America.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2001  /s/ Mark S. Alsentzer
------------  -----------------------------------------------------
    Date      Mark S. Alsentzer,
              Chairman, President and CEO

May 15, 2001  /s/ John W. Poling
------------  -----------------------------------------------------
    Date      John W. Poling,
              Chief Financial Officer