Form 10-Q
period 2001-06-30
U S PLASTIC LUMBER CORP
filed 2001-08-14
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23855

                           U.S. PLASTIC LUMBER CORP.
                        (Name of issuer in its charter)

                             ---------------------

           NEVADA                                                   87-0404343
(State or other jurisdiction                                     (I.R.S. Employer
      of incorporation                                            Identification
      or organization)                                                 No.)


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

     The number of shares outstanding of the registrant's common stock as of July 31, 2001 is 38,232,392 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  UNAUDITED FINANCIAL INFORMATION
Item 1.  Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2001
  and December 31, 2000.....................................    2
Condensed Consolidated Statements of Operations for the
  Three Months Ended June 30, 2001 and 2000.................    3
Condensed Consolidated Statements of Operations for the Six
  Months Ended June 30, 2001 and 2000.......................    4
Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 2001 and 2000.......................    5
Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................   13

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   18
Item 2.  Changes in Securities and Use of Proceeds..........   18
Item 3.  Defaults Upon Senior Securities....................   18
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................   18
Item 5.  Other Information..................................   18
Item 6.  Exhibits and Reports on Form 8-K...................   19

SIGNATURES..................................................   20

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

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $     528,352   $  2,211,082
  Accounts receivable, net of allowance for doubtful
     accounts of $1,616,946 and $2,375,479, respectively....     45,950,836     43,763,378
  Inventories...............................................      7,719,704      9,723,390
  Prepaid expenses and other assets.........................      2,668,435      2,542,126
                                                              -------------   ------------
          Total current assets..............................     56,867,327     58,239,976
Property, plant and equipment (net).........................     98,742,313    100,544,939
Acquired intangibles (net)..................................     36,351,908     37,033,919
Other assets................................................      7,683,178      4,592,125
                                                              -------------   ------------
          Total assets......................................  $ 199,644,726   $200,410,959
                                                              =============   ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  30,223,348   $ 27,958,413
  Notes and capital leases payable, current portion.........     14,312,130     11,535,698
  Accrued expenses..........................................      5,685,132      4,390,344
  Restructuring accrual.....................................        672,859      1,149,431
  Other liabilities.........................................      2,379,869      2,240,721
                                                              -------------   ------------
          Total current liabilities.........................     53,273,338     47,274,607
Notes and capital leases payable, net of current portion....     47,371,211     54,613,509
Deferred income taxes and other liabilities.................        431,653        571,382
Minority interest...........................................        195,671        196,383
Convertible subordinated debentures, net of unamortized
  discount..................................................      9,164,994      7,255,213
Convertible subordinated debentures -- affiliates, net of
  unamortized discount......................................      4,889,842      4,757,657
                                                              -------------   ------------
          Total liabilities.................................    115,326,709    114,668,751
                                                              -------------   ------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001; authorized
     5,000,000 shares;
     Series "D" 15%, issued and outstanding 1,187,286.......          1,187          1,187
          Series "E" 10%, issued and outstanding 1,714,286
            and 1,142,857 respectively......................          1,715          1,143
  Common stock par value $.0001, authorized 100,000,000
     shares; issued and outstanding 37,245,011 and
     34,836,594 shares, respectively........................          3,725          3,484
  Additional paid-in capital................................    101,582,052     97,195,416
  Accumulated deficit.......................................     17,270,662    (11,459,022)
                                                              -------------   ------------
          Total stockholders' equity........................     84,318,017     85,742,208
                                                              -------------   ------------
          Total liabilities and stockholders' equity........  $ 199,644,726   $200,410,959
                                                              =============   ============

See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001          2000
                                                              -----------   -----------
Sales, net..................................................  $50,750,327   $44,260,376
  Cost of goods sold........................................   41,953,992    34,629,943
                                                              -----------   -----------
     Gross profit...........................................    8,796,335     9,630,433
  Selling, general and administrative expenses..............    6,060,302     5,718,718
                                                              -----------   -----------
     Operating income.......................................    2,736,033     3,911,715
  Interest and other income.................................      122,466       117,965
  Interest expense..........................................    2,787,657     1,250,186
                                                              -----------   -----------
     Income before income taxes.............................       70,842     2,779,494
  Income tax (benefit) provision............................           --     1,043,865
                                                              -----------   -----------
     Income before extraordinary item.......................       70,842     1,735,629
  Extraordinary loss on early extinguishment of debt, net of
     taxes of $599,514......................................           --       939,675
                                                              -----------   -----------
     Net income.............................................       70,842       795,954
  Preferred stock dividend earned...........................     (230,540)           --
                                                              -----------   -----------
     Net (loss) income attributable to common
      stockholders..........................................  $  (159,698)  $   795,954
                                                              ===========   ===========
  Net (loss) income per common share -- Basic:
     (Loss) income before extraordinary item................  $     (0.00)  $      0.05
     Loss on early extinguishment of debt...................           --         (0.03)
                                                              -----------   -----------
     Net (loss) income per common share.....................  $     (0.00)  $      0.02
                                                              ===========   ===========
  Net (loss) income per common share -- Diluted:
     (Loss) income before extraordinary item................  $     (0.00)  $      0.05
     Loss on early extinguishment of debt...................           --         (0.03)
                                                              -----------   -----------
     Net (loss) income per common share.....................  $     (0.00)  $      0.02
                                                              ===========   ===========
  Weighted average common shares outstanding:
     Basic..................................................   35,403,171    34,403,488
     Diluted................................................   35,403,171    35,095,655

See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001          2000
                                                              -----------   -----------
Sales, net..................................................  $89,386,694   $74,664,437
  Cost of goods sold........................................   77,808,522    59,516,656
                                                              -----------   -----------
     Gross profit...........................................   11,578,172    15,147,781
  Selling, general and administrative expenses..............   11,775,267    11,031,877
  Restructuring charge......................................      182,007            --
                                                              -----------   -----------
     Operating (loss) income................................     (379,102)    4,115,904
  Interest and other income.................................      140,307       121,817
  Interest expense..........................................    5,372,311     2,538,232
                                                              -----------   -----------
     (Loss) income before income taxes......................   (5,611,106)    1,699,489
  Income tax (benefit) provision............................     (710,244)      633,463
                                                              -----------   -----------
     (Loss) income before extraordinary item................   (4,900,862)    1,066,026
  Extraordinary loss on early extinguishment of debt, net of
     taxes of $599,514......................................           --       939,675
                                                              -----------   -----------
     Net (loss) income......................................   (4,900,862)      126,351
  Preferred stock dividend earned...........................     (910,778)           --
                                                              -----------   -----------
     Net (loss) income attributable to common
      stockholders..........................................  $(5,811,640)  $   126,351
                                                              ===========   ===========
  Net (loss) income per common share -- Basic:
     (Loss) income before extraordinary item................  $     (0.17)  $      0.03
     Loss on early extinguishment of debt...................           --         (0.03)
                                                              -----------   -----------
     Net (loss) income per common share.....................  $     (0.17)  $      0.00
                                                              ===========   ===========
  Net (loss) income per common share -- Diluted::
     (Loss) income before extraordinary item................  $     (0.17)  $      0.03
     Loss on early extinguishment of debt...................           --         (0.03)
                                                              -----------   -----------
     Net (loss) income per common share.....................  $     (0.17)  $      0.00
                                                              ===========   ===========
  Weighted average common shares outstanding:
     Basic..................................................   35,160,320    33,772,863
     Diluted................................................   35,160,320    34,992,873

See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income.........................................  $ (4,900,862)  $    126,351
                                                              ------------   ------------
  Adjustments to reconcile net cash provided by (used in)
    operating activities:
    Depreciation............................................     3,223,646      2,236,427
    Amortization............................................     1,015,883      1,002,663
    Loss on early extinguishment of debt....................            --      1,539,189
    Deferred income tax benefit.............................      (710,244)            --
    Amortization of deferred financing and debenture
     discount cost..........................................  1,091,889...        225,574
    Restructuring charges...................................       182,007             --
    Beneficial conversion feature of convertible
     subordinated debentures................................       280,000        270,946
    Loss on sale of property, plant & equipment.............        26,249             --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................    (2,187,457)    (6,783,165)
    Inventories.............................................     2,003,686     (2,618,990)
    Prepaid expenses and other current assets...............       186,843     (1,590,929)
    Other assets............................................    (3,276,215)      (398,031)
    Accounts payable........................................     2,264,935       (450,867)
    Other liabilities.......................................      (448,970)    (1,103,384)
    Accrued expenses........................................       552,168     (1,427,618)
                                                              ------------   ------------
         Net cash used in operating activities..............      (696,442)    (8,971,834)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant and equipment....    (1,572,579)   (17,369,385)
  Cash paid for acquisitions, net of cash received..........            --        (62,297)
  Proceeds from the sale of property, plant and equipment...        94,725        512,957
                                                              ------------   ------------
         Net cash used in investing activities..............    (1,477,854)   (16,918,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    costs...................................................         2,231        617,215
  Proceeds from the sale of common stock, net of issuance
    costs...................................................         5,750             --
  Proceeds from the sale of preferred stock, net of issuance
    costs...................................................       999,451             --
  Proceeds from sale of convertible subordinated debentures,
    net of issuance costs...................................     3,950,000      7,500,000
  Advances from (repayment to) affiliates, net..............            --     (1,000,000)
  Proceeds from notes and capital leases payable............     1,200,000     47,936,350
  Payments of notes and capital leases payable..............    (5,665,866)   (30,313,041)
                                                              ------------   ------------
    Net cash provided by financing activities...............       491,566     24,740,524
                                                              ------------   ------------
Net change in cash and cash equivalents.....................    (1,682,730)    (1,150,035)
Cash and cash equivalents, beginning of period..............     2,211,082      1,807,588
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $    528,352   $    657,553
                                                              ============   ============
Supplemental disclosure of cash flow information: Cash paid
  during the period for:
  Interest..................................................  $  4,158,156   $  2,216,597
  Income taxes..............................................  $      5,060   $     47,426
Capitalized interest........................................  $         --   $  1,184,318
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger.......................         8,075        832,140
  Compensation -- employees and directors...................         4,400          5,434
  Litigation settlements....................................        45,000         11,666
  Conversion of debentures..................................     2,134,742      1,693,085
  Commitment Fee............................................       200,000             --

See accompanying notes to condensed unaudited consolidated financial statements.

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

2.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and ability to meet its financial obligations will be dependent on, among other things, the Company's ability to maintain compliance with its debt covenants, raise additional capital through the issuance of equity or equity equivalents as defined by its Senior Credit Facility, sell certain assets or obtain additional forms of debt.

     The Company is highly leveraged and during 2000 and the six months ended June 30, 2001, the Company suffered significant losses from operations, primarily resulting from the expenses incurred in its plastic lumber division related to the expansion and start up of certain manufacturing facilities, the inefficiencies in the production of certain products, increases in raw material costs and interest expense. The Company's accumulated deficit totaled approximately $17,271,000 as of June 30, 2001.

     Since its inception, the Company has financed its operations through a number of stock and debt issuances. During 2000 and the first six months of 2001, the Company's primary sources of working capital have been the net proceeds from sales of the Company's convertible preferred stock, proceeds from its Senior Credit Facility, the issuance of convertible subordinated debentures and direct sales of the Company's products and services to its customers. As of December 31, 2000, the Company was not in compliance with certain covenant requirements of its Senior Credit Facility and its Master Credit Facility. The Company received waivers for these covenant violations as of December 31, 2000 and entered into amendments to the Senior Credit Facility and Master Credit Facility. (See note 4.) As of June 30, 2001, the Company was in compliance with the covenant requirements of the Senior Credit Facility and Master Credit Facility.

     The Company's material financial commitments relate principally to its working capital requirements and obligations to make term loan payments on its Senior Credit Facility of $2,500,000 per quarter after June 30, 2001, as compared to $1,250,000 per quarter through June 30, 2001, interest payments on the Senior Credit Facility of approximately $297,000 per month, lease payments pursuant to certain real property and equipment leases of approximately $224,000 per month, installment payments for manufacturing equipment of approximately $240,000 per month, interest payments on the Company's Convertible Subordinated Debentures of

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES approximately $391,000 quarterly, and dividends on the Company's Series D and Series E Convertible Preferred Stock of approximately $231,000 quarterly.

     In addition, the Company will be required to refinance or repay its Senior Credit Facility on or before July 2, 2002. As of June 30, 2001, the outstanding balance on this Senior Credit Facility is $39,800,000. The Company currently does not have the financial resources to retire these debt obligations in 2002 and the Company will need to obtain new debt or equity capital or sell certain assets to meet this requirement.

     The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity or equity equivalents by February 28, 2002. During February and March 2001, the Company raised $1 million through the issuance of its Series "E" Convertible Preferred Stock. (see note 3.) In June 2001, the Company raised $4 million through the issuance of a subordinated convertible debenture, (see note 5.) due July 1, 2002. Additionally, on July 3, 2001, the Company raised $1 million through the issuance of 952,381 shares of common stock. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as transaction not involving any public offering. The offering made was completed without any general or public solicitation to a very limited number of entities who have strong knowledge and experience in business and financial matters. Their knowledge and experience enabled them to evaluate the risks and merits of the investment. In aggregate, the Company has raised $6 million of the required $6.5 million required by the Senior Credit Facility. The Company believes that it will be able to raise the remaining equity or equity equivalents by February 2002 in order to remain in compliance with its debt covenants, but may also need to raise additional capital by selling certain assets or obtaining additional sources of debt.

     Certain of the Company's debt instruments contain covenants establishing certain financial covenants and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements or any of the Company's other debt agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained within certain of the Company's credit agreements, an event of default under certain of the senior debt agreements could accelerate debt repayment terms under certain other credit agreements, all of which would have a material adverse affect on the Company's liquidity and capital resources and could impair its ability to continue as a going concern.

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

     In November of 2000, the Company retained Bank of America Securities ("BAS") to explore and evaluate strategic alternatives for the Company which could include the possible sale of the Company's environmental recycling division, Clean Earth Inc. ("CEI"). No agreement has been reached with any of the prospective buyers and there can be no assurances that an agreement will be reached. Proceeds from the sale of CEI, if it occurs, would be used to first pay down the Company's Senior Credit Facility. Any excess proceeds would be applied to certain other debt and provide working capital.

     While there can be no assurances, the Company believes its cash flows from operations, the sale of certain assets, and/or the raising of additional capital will satisfy its liquidity requirements through June 30, 2002. The Company is seeking additional sources of financing to supplement its cash flow requirements, however, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants contained within its debt

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES agreements, or if adequate funds are not available to finance its operations and retire its debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

3.  CAPITAL STOCK

SERIES E CONVERTIBLE PREFERRED STOCK

     During February 2001 and March 2001, the Company issued a total 571,429 shares of its Series "E" Preferred Stock to the Stout Partnership in exchange for a payment to the Company of $500,000 on each of the aforesaid dates. The stock pays a monthly cash dividend at an annual rate of 10%. Each share of Series E Preferred Stock is convertible into one share of the Company's common stock at the option of the holder at any time after December 31, 2001, subject to certain rights of the Company. The Company at its sole option can redeem the Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002, the Company has the right, subject to certain other conditions, to require conversion of the Series E Preferred Stock into common stock. Otherwise, the Series E Preferred Stock automatically converts into common stock on March 1, 2002.

FUSION CAPITAL FUND II

     On December 7, 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of the Company's common stock subject to increase, at the Company's discretion, by an additional $6.0 million, subject to certain conditions. The $6.0 million of common stock purchasable under the first tranche of the common stock purchase agreement is to be purchased over a twelve-month period, subject to a 6 month extension or earlier termination at the Company's discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. There can be no closing until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the Shares Fusion Capital has agreed to purchase. To date, the Company has not filed a registration statement with the Securities and Exchange Commission.

     On March 2, 2001 under the terms of the common stock purchase agreement, Fusion Capital Fund II, LLC was issued 200,000 shares of the Company's common stock as a commitment fee. Unless an event of default occurs, these shares must be held by Fusion Capital until the common stock purchase agreement has been terminated.

4.  NOTES AND CAPITAL LEASES PAYABLE

     On March 15, 2001, the Company entered into a Waiver and Second Amendment to the Senior Credit Facility ("Waiver and Second Amendment") with its senior lenders, Bank of America, LaSalle National Bank and Union Planters Bank, in which they agreed to waive past defaults on its senior credit facility and the Waiver and First Amendment. The Waiver and Second Amendment required that the Company maintain its financial condition and operating profit within certain defined parameters including ratios involving earnings before interest, taxes, depreciation and amortization and interest expense. In addition, the Waiver and Second Amendment contains a provision which requires the Senior Credit Facility be refinanced or paid in full by April 2002.

     On March 30, 2001, the Company entered into an Amendment of the Master Credit Facility with GE Capital to waive the tangible net worth covenant for the 4th Quarter 2000 and amended the covenant for each

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES quarter in 2001. Additionally, the Company has agreed to accelerate a portion of its principal payments. At June 30, 2001, the Company was in compliance with the tangible net worth covenant.

     On July 13, 2001, the Company entered into a Waiver and Third Amendment to the Senior Credit Facility ("Waiver and Third Amendment") with its senior lenders, the primary terms of which were as follows: (i) to extend the required due date to refinance the Senior Credit Facility until July 1, 2002, (ii) extend terms relative to the Company's borrowing base as defined in the Amendment and,
(iii) provide for mandatory prepayment when certain outstanding claims of the Company are collected. The Company is in compliance with its covenants of the Senior Credit Facility at June 30, 2001.

5.  CONVERTIBLE SUBORDINATED DEBENTURES

     On February 20, 2001, the Company received a Put Notice from the Halifax Fund, L.P. ("Halifax") relative to the 5% Convertible Subordinated Debentures issued on February 5, 2000 in the amount of $7,500,000 due February 5, 2005 (the "Fiscal 2000 Debentures"). Pursuant to the Put Notice, the Company had the option to either (a) repurchase the outstanding principal amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of the Company's common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. The Company did not elect to option therefore the Minimum Floating Conversion Price has permanently re-set to zero. The effects of re-setting the Minimum Floating Conversion Price to zero is that upon conversion of the Fiscal 2000 Debentures into common stock the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently the NASDAQ National Market) during the four (4) trading days prior to but not including the holder's conversion date.

     In May 2001, $191,000 of the previously issued convertible subordinated debentures and $1,000 of unpaid interest were converted into 189,800 shares of common stock at an average conversion price of $1.02 per share. On June 22, 2001 an additional $2,000,000 of the previously issued convertible subordinated debentures and $23,000 of unpaid interest were converted into 1,944,942 shares of common stock at a conversion price of $1.04 per share. Unamortized debenture issuance costs and debt discounts of $12,475 and $120,558 respectively were charged to additional paid-in-capital. As a result of the above conversions, the Company recorded an additional beneficial conversion feature benefit granted to the holder of approximately $280,000, which was charged to interest expense during the quarter ended June 30, 2001. As of June 30, 2001, approximately $5.4 million is outstanding on the convertible subordinated debentures.

     On June 15, 2001, the Company issued a convertible subordinated debenture due July 1, 2002 in the principal amount of $4.0 million (the "Fiscal 2001 Debenture") and a warrant to purchase 250,000 shares of its common stock, at an initial purchase price of $2.00 per share, (the "Warrant") to Halifax. Halifax paid the Company $4.0 million for these securities. The principal amount of the Fiscal 2001 Debenture bears interest at a rate of 18% per year through August 15, 2001.

     The Company has the option at any time and, upon five business days notice, to repurchase all or any part of the Fiscal 2001 Debenture. After August 15, 2001, if the Company has not repurchased the Fiscal 2001 Debenture, or has not consummated a sale/leaseback of certain of its assets under the terms described in the Debenture Purchase Agreement, Halifax may convert the principal amount plus accrued interest and any default payments on the Fiscal 2001 Debenture into shares of the Company's common stock. The conversion price of the common stock under the Fiscal 2001 Debenture is a price per share equal to the average of the lowest trading prices of the common stock on the principal trading market for the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. If the Fiscal 2001 Debenture is not repurchased by August 15, 2001 or the sale/leaseback is not completed, the Company

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES is required to: (i) issue to Halifax for no consideration another Warrant to purchase 250,000 shares of its common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001 and, (ii) increase the coupon rate from 18% to 25%. On August 15, 2001, the Company will recognize a beneficial conversion feature if the sale/leaseback is not completed.

     As part of the financing, the Company also granted a subordinate lien on all its assets to Halifax through a Security Agreement. The lien not only secures the Company's obligations under the Fiscal 2001 Debenture, but it also secures the Company's obligations under the Fiscal 2000 Debenture due February 5, 2005 and the $1.0 million stated value of the Company's Series D Convertible Preferred Stock previously sold to Halifax.

     On August 9, 2001, the Company and Halifax agreed to amend the Fiscal 2001 Debenture to change the due date from May 31, 2002 to July 1, 2002.

6.  RESTRUCTURING CHARGE

     In the fourth quarter of 2000, the Company committed to a plan to restructure and to consolidate some of its smaller plants within the plastic lumber division. As a result, the Company recorded a charge of $3,417,000 in the fourth quarter of 2000 for equipment impairment and lease termination costs in connection with the restructuring. As of December 31, 2000, the Company has accrued $1,098,000 in connection with the lease termination costs and anticipates making lease termination payments throughout 2001 as it completes its restructuring plan. During the six months ended June 30, 2001, the Company paid approximately $515,000 in lease termination payments and charged this amount against the accrual. As of June 30, 2001, the Company has approximately $583,023 remaining in its restructuring accrual for lease termination payments.

     During 2000 and early 2001, the Company eliminated approximately 300 employees as part of this restructuring plan. The severance component of the restructuring plan was communicated to the employees in early January 2001. As a result, the Company recorded a charge of approximately $182,000 during the three months ended March 31, 2001 in connection with severance. Approximately $89,836 of this charge remains unpaid and accrued as of June 30, 2001.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities (A replacement of SFAS No. 125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations);
(3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 did not have a significant impact on the consolidated financial statements.

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS No. 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 will require upon adoption of SFAS No. 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $26,043,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was approximately $1,088,000 and $655,000 for the year ended December 31, 2000 and six months ended June 30, 2001, respectively.

     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     Also, in July the FASB issued Statement No. 143 ("SFAS No. 143"), Accounting for Asset Retirement Obligations ("SFAS No. 143"). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount of incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted.

     Due to the extensive effort needed to comply with adopting SFAS No. 143, it is not practicable to reasonably estimate the impact of adopting this statement as of the date of this report.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

8.  SEGMENT REPORTING

     The Company has two reportable operating segments. The Plastic lumber division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities. The Environmental recycling division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes and on-site recycling services. In the first quarter of 2001 the Plastic lumber division recorded a $182,000 restructuring charge related to severance. The operating results of the two segments excluding the aforementioned restructuring charge are as follows (in thousands):

                                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                    ---------------------   -------------------
                                                      2001        2000        2001       2000
                                                    ---------   ---------   --------   --------
Sales:
  Environmental recycling.........................   $34,197     $21,130    $57,178    $34,893
  Plastic lumber..................................    16,553      23,130     32,209     39,771
                                                     -------     -------    -------    -------
          Total...................................   $50,750     $44,260    $89,387    $74,664
                                                     =======     =======    =======    =======
Operating Income (Loss):
  Environmental recycling.........................   $ 3,742     $ 2,910    $ 3,463    $ 2,611
  Plastic lumber..................................       (70)      1,709     (2,020)     2,898
  Corporate.......................................      (936)       (707)    (1,640)    (1,393)
                                                     -------     -------    -------    -------
          Total...................................   $ 2,736     $ 3,912    $  (197)   $ 4,116
                                                     =======     =======    =======    =======
Depreciation and Amortization:
  Environmental recycling.........................   $   902     $   798    $ 1,835    $ 1,463
  Plastic lumber..................................     1,119         760      2,191      1,465
  Corporate.......................................       106         110        214        224
                                                     -------     -------    -------    -------
          Total...................................   $ 2,127     $ 1,668    $ 4,240    $ 3,152
                                                     =======     =======    =======    =======
Expenditures for Long-Lived Assets:
  Environmental recycling.........................   $   321     $ 1,178    $ 1,110    $ 4,134
  Plastic lumber..................................       427       1,591        592     15,173
  Corporate.......................................         9          --          9          3
                                                     -------     -------    -------    -------
          Total...................................   $   757     $ 2,769    $ 1,711    $19,310
                                                     =======     =======    =======    =======

     The identifiable assets of the respective segments is set forth below (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Identifiable assets:
  Environmental recycling...................................  $ 94,291     $ 92,784
  Plastic lumber............................................    99,584      103,222
  Corporate.................................................     5,770        4,405
                                                              --------     --------
          Total.............................................  $199,645     $200,411
                                                              ========     ========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $528,000 at June 30, 2001, a decrease of $1,683,000 from the $2,211,000 at December 31, 2000. Cash used in operating activities amounted to $696,000 for the first six months of 2001 while cash used in operating activities for the comparable period in 2000 amounted to $8,972,000. The change is primarily due to lower receivable and inventory balances partially offset by increased payables and lower earnings in the 2001 period and the effect of the debt extinguishment in 2000.

     Cash used in investing activities was $1,478,000 in the first six months of 2001, a decrease of $15,441,000 from the prior year. The decrease is primarily due to the completion of the major capital expansion in the Plastic lumber division during 2000.

     Cash provided by financing activities totaled $492,000, including $3,950,000 in net proceeds from the sale of an 18% convertible debenture (see
Note 5 to the Condensed Consolidated Financial Statements), $999,000 in net proceeds from the issuance of convertible preferred stock (see Note 3 to the Condensed Consolidated Financial Statements), and $1,200,000 in additional borrowings under existing credit agreements, offset by $5,666,000 of principal payments on existing notes and capital leases payable including the quarterly payment of $1,250,000 on the Senior Credit Facility term loan.

     At June 30, 2001, the Company had net working capital of $3,594,000 including cash and cash equivalents totaling $528,000, compared to net working capital of $14,633,000 including cash and cash equivalents of $658,000 at June 30, 2000. The reduction is primarily due to higher amounts in accounts payable and accrued expenses and an increase in current portion of long-term debt at June 30, 2001.

     Capital expenditures in the first six months of 2001 amounted to $1,573,000, a decrease of $15,797,000 over the same period in 2000. The decrease is primarily due to the completion of the Plastic lumber division's major capital expansion during 2000. Capital expenditures in 2001 of $980,000 were primarily to expand capacity at the Environmental recycling division. In the first six months of 2001 the Plastic lumber division incurred $592,000 of capital expenditures for equipment.

     The Company's liquidity and ability to meet its financial obligations will be dependent on, among other things, the Company's ability to maintain compliance with its debt covenants, raise additional capital through the issuance of equity or equity equivalents as defined by its Senior Credit Facility, sell certain assets or obtain additional forms of debt.

     The Company is highly leveraged and during 2000 and the six months ended June 30, 2001, the Company suffered significant losses from operations, primarily resulting from the expenses incurred in its plastic lumber division related to the expansion and start up of certain manufacturing facilities, the inefficiencies in the production of certain products, increases in raw material costs and interest expense. The Company's accumulated deficit totaled approximately $17,271,000 as of June 30, 2001.

     Since its inception, the Company has financed its operations through a number of stock and debt issuances. During 2000 and the first six months of 2001, the Company's primary sources of working capital have been the net proceeds from sales of the Company's convertible preferred stock, proceeds from its Senior Credit Facility, the issuance of convertible subordinated debentures and direct sales of the Company's products and services to its customers. As of December 31, 2000, the Company was not in compliance with certain covenant requirements of its Senior Credit Facility and its Master Credit Facility. The Company received waivers for these covenant violations as of December 31, 2000 and entered into amendments to the Senior Credit Facility and Master Credit Facility. (See note 4.) As of June 30, 2001, the Company was in compliance with the covenant requirements of the Senior Credit Facility and Master Credit Facility.

     The Company's material financial commitments relate principally to its working capital requirements and obligations to make term loan payments on its Senior Credit Facility of $2,500,000 per quarter after June 30,

2001, as compared to $1,250,000 per quarter through June 30, 2001, monthly interest payments on the Senior Credit Facility of approximately $297,000 per quarter, lease payments pursuant to certain real property and equipment leases of approximately $224,000 per month, installment payments for manufacturing equipment of approximately $244,000 per month, interest payments on the Company's Convertible Subordinated Debentures of approximately $391,000 quarterly, and dividends on the Company's Series D and Series E Convertible Preferred Stock of approximately $231,000 quarterly.

     In addition, the Company will be required to refinance or repay its Senior Credit Facility on or before July 2, 2002. As of June 30, 2001, the outstanding balance on this Senior Credit Facility is $39,800,000. The Company currently does not have the financial resources to retire these debt obligations in 2002 and the Company will need to obtain new debt or equity capital or sell certain assets to meet this requirement.

     The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity or equity equivalents by February 28, 2002. During February and March 2001, the Company raised $1 million through the issuance of its Series "E" Convertible Preferred Stock. (see note 3.) In June 2001, the Company raised $4 million through the issuance of a subordinated convertible debenture, (see note 5.) due July 1, 2002. Additionally, on July 3, 2001, the Company raised $1 million through the issuance of 952,381 shares of common stock. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as transaction not involving any public offering. The offering made was completed without any general or public solicitation to a very limited number of entities who have strong knowledge and experience in business and financial matters. Their knowledge and experience enabled them to evaluate the risks and merits of the investment. In aggregate, the Company has raised $6 million of the required $6.5 million required by the Senior Credit Facility. The Company believes that it will be able to raise the remaining equity or equity equivalents by February 2002 in order to remain in compliance with its debt covenants, but may also need to raise additional capital by selling certain assets or obtaining additional sources of debt.

     Certain of the Company's debt instruments contain covenants establishing certain financial covenants and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements or any of the Company's other debt agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained within certain of the Company's credit agreements, an event of default under certain of the senior debt agreements could accelerate debt repayment terms under certain other credit agreements, all of which would have a material adverse affect on the Company's liquidity and capital resources.

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

     While there can be no assurances, the Company believes its cash flows from operations, the sale of certain assets, and/or the raising of additional capital will satisfy its liquidity requirements through June 30, 2002. The Company is seeking additional sources of financing to supplement its cash flow requirements, however, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants contained within its debt agreements, or if adequate funds are not available to finance its operations and retire its debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

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

INTERIM RESULTS OF OPERATIONS

  Comparison of the three months ended June 30, 2001 and 2000

     Net sales in the second quarter of 2001 were $50,750,000, an increase of $6,490,000, or 15%, over the second quarter of 2000. Plastic lumber division revenues decreased by 28% in the quarter to $16,553,000, as a result of the Company's decision to exit the lower margin resin business and a decrease in Smartdeck product revenue partially offset by an increase of 65% in the Carefree product revenue. Environmental recycling division revenues increased by 62% to $34,197,000 in the second quarter of 2001 due to the start up of several major projects in both the dredging and construction services group as compared to the same period in 2000.

     Gross profit in the second quarter 2001 decreased by $834,000, or 9%, as compared with the second quarter of 2000. The decrease was primarily due to lower revenue and higher material and direct labor costs in the Plastic lumber division. Gross profit margin as a percent of revenues in the Plastic lumber division decreased in the second quarter, from 20.6% in 2000 to 15.7% in 2001. Gross profit at the Environmental recycling division increased by $1,349,000, or 27.8%, to $6,206,000 versus the same quarter in 2000. Gross profit as a percent of revenue, decreased to 18.0% in 2001 from 23.0% in 2000, due primarily to increased revenue in the dredging and construction services group that are customarily lower margin revenues.

     Selling, general and administrative expenses ("SG&A) increased by $341,000 in the second quarter of 2001, primarily due to increases in support of the higher revenues at the Environmental recycling division offset by cost reductions in the Plastic lumber division. As a percentage of net sales, SG&A decreased to 11.9% in the three months ended June 30, 2001 from 12.9% in the three months ended June 30, 2000.

     The second quarter of 2001 produced operating income of $2,736,000 as compared to operating income of $3,912,000 for the same quarter in 2000, primarily due to the decline in gross profit. Operating income increased by $832,000 at the Environmental recycling division and decreased by $1,779,000 at the Plastic lumber division compared with the same quarter in 2000.

     Interest expense increased by $1,537,000 for the second quarter of 2001, mainly due to higher debt levels and interest rates in 2001 as compared to 2000.

  Comparison of the six months ended June 30, 2001 and 2000

     Net sales for the first six months of 2001 were $89,387,000, an increase of $14,723,000, or 20%, over the same period of 2000. Plastic lumber division revenues decreased by 19% in the quarter to $32,209,000, as a result of the Company's decision to exit the lower margin resin business and lower Smartdeck product revenues. Environmental recycling division revenues increased by 64% to $57,178,000 due to an increase in major projects in the dredging and construction services group, as compared to the same period in 2000.

     Gross profit in the first six months of 2001 decreased by $3,570,000, or 24%, compared with the first six months of 2000. The decrease was primarily due to lower revenue and higher material and direct labor costs at the Plastic lumber division. Gross profit margin as a percent of revenues in the Plastic lumber division decreased from 21.5% in the first six months of 2000 to 10.3% in the first six months of 2001. Gross profit margin at the Environmental recycling division decreased to 14.4% in 2001 from 18.9% in 2000 primarily due to the increase in the lower margin project work. Gross profit at the Environmental recycling division increased by $1,664,000, or 25.3%, due to the overall increased revenue volume in the first six months of 2001.

     Selling, general and administrative expenses ("SG&A) increased by $743,000 in the first six months of 2001, primarily due to increases in support for the higher revenue experienced at the Environmental recycling division. As a percentage of net sales, SG&A decreased to 13.2% in 2001 from 14.8% in 2000 primarily due to increased sales and strict controls on SG&A expenses.

     The first six months of 2001 produced an operating loss of $379,000 compared to operating income of $4,116,000 for the same period in 2000, primarily due to the decline in revenue and gross margins in the Plastic lumber division. Operating income increased by $851,000 at the Environmental recycling division which was offset by the decrease of $4,918,000 at the Plastic lumber division, excluding the restructuring charge of $182,000.

     Interest expense increased by $2,834,000 for the first six months of 2001, mainly due to higher debt levels and interest rates in 2001 as compared to the first six months in 2000.

     As a result of the losses incurred in the first six months of 2001 the Company recorded an income tax benefit of $710,000 compared to a tax provision of $633,000 in the same period in 2000.

SEASONALITY

     The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products slow significantly in the winter months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities (A replacement of SFAS NO. 125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations);
(3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 did not have a significant impact on the consolidated financial statements.

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS No. 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 will require upon adoption of SFAS No. 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $26,043,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was approximately $1,252,000 and $550,000 for the year ended December 31, 2000 and six months ended June 30, 2001, respectively.

     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     Also, in July the FASB issued Statement No. 143 ("SFAS No. 143"), Accounting for Asset Retirement Obligations ("SFAS No. 143"). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. Due to the extensive effort needed to comply with adopting SFAS No. 143, it is not practicable to reasonably estimate the impact of adopting this statement as of the date of this report.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Issuances of Common Stock in private offerings during the three months ended June 30, 2001 are listed in the following paragraphs.

     On April 20, 2001, the Company issued 8,075 shares of Common Stock to certain shareholders in settlement of certain earnout agreements related to the Company's merger with Clean Earth, Inc. in 1996. The Company received no proceeds from this issuance. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of shareholders of the Company. The shareholders had strong knowledge and experience in business matters as well as pre-existing relationship with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     During the second quarter of 2001, the Company issued 2,134,742 shares of Common Stock to Halifax as a result of the conversion of subordinated convertible debentures into equity. See Note 5 of the Condensed Consolidated Financial Statements for further information. The Company received no proceeds from the conversion of the subordinated convertible debenture, although it had previously received a total of $7,500,000 upon the closing of the private placement for the debentures had been created. The resale of the Common Stock issued pursuant to the conversion of debentures has been registered through the filing of a Form S-3 that was deemed effective by the SEC on May 14, 1999. The private placement transaction that preceded the conversion of the debentures was not registered under the Act in reliance upon the exemption from registration in
Section 4(2) of the Act, as transactions not involving a public offering. This offering made was completed without any general or public solicitation. In each case the offering was made to a very limited number of shareholders of the company. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of shareholder enabled it to evaluate the risks and merits of the investment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE.

ITEM 5.  OTHER INFORMATION.

     In May 2001, the Company, through its subsidiary U.S. Plastic Lumber Ltd. ("USPL LTD"), expanded its existing relationship with Coors Brewing Company to become the sole manufacturer of a "super slipsheet" for Coors, a specialty product co-created by Coors and USPL LTD. The relationship is driven by an open purchase order. In 2000 and 2001, Coors has been one of the largest customers of specialty products from USPL LTD, and the Company anticipates that this expanded relationship will maintain Coors as a large customer of USPL LTD over the next several years.

     In June 2001, Clean Earth Inc. (CEI), a wholly owned subsidiary of the Company, received $70 million in new contracts from various private sector clients and government agencies. CEI, through the combined efforts of its subsidiaries; Barbella Environmental Technology, Inc. (BET), Somerville, NJ; Integrated Technical Services, Inc. (ITS), Winslow, NJ and Consolidated Technologies, Inc. (CTI), Blue Bell, PA, have been selected for several significant projects involving CEI's technologies and experience.

     BET has been selected for the closure and remediation of the Pennsylvania Avenue Landfill Project in Brooklyn, New York. This $57.5 million project will be performed for the New York City Department of Environmental Protection. The project will require the transportation of approximately one million tons of soils and other materials, primarily by barge, from a marine facility operated by Consolidated Technologies, Inc. CTI will help manage the movement of materials by barge to the site. The City is developing the site for recreational purposes, and the company anticipates this contract will require two years to complete.

     BET has also been awarded $2.5 million in private contracts for the construction of a slurry wall on a large Brownfield Project and site work on a Superfund project, both located in New Jersey. It is anticipated that this contract will be completed in 2002.

     ITS has been awarded several waste disposal contracts worth approximately $8.5 million. ITS will provide transportation and disposal services for the non-hazardous soil on the Belray Project in Farmingdale, NJ; and transportation and disposal of non-hazardous soils at Standard Tank located in Bayonne, NJ. ITS will also provide remediation services for PSE&G, a major utility company, at various sites in New Jersey, and remediation and construction services for PPG Industries in Jersey City, NJ. ITS has also secured a Department of Energy contract from Versar Inc., to recycle contaminated soil. These contracts will be completed in late 2001 and early 2002.

     CTI has been awarded $2 million in new dredging contracts. The projects involve the removal of contaminated sediment by dredging operations and transportation of the dredged materials by barge to CTI's Dredged Material Processing Facility located in Jersey City, NJ. The dredged material will be processed at the Jersey City facility prior to its beneficial re-use as fill material. The recycled fill material will be used for the reclamation of strip-mines in Pennsylvania under an on-going beneficial re-use program with the Pennsylvania Department of Environmental Protection. This contract is expected to be completed in 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          10.1 Waiver and Third Amendment to Master Credit Agreement with Bank of America

          10.2 Letter Agreement dated August 9, 2001 between the Halifax Fund L.P. and the Company amending the Maturity Date of the debenture dated June 15, 2001 from May 31, 2002 to July 1, 2002.

     (b) Reports on Form 8-K dated June 15, 2001, to report (i) the 18% subordinated convertible debenture with the Halifax Fund L.P., (ii) the capital stock of the Company; and (iii) the amendment to the Common Stock Purchase Agreement with Fusion Capital Fund II.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2001  /s/ MARK S. ALSENTZER
---------------  -----------------------------------------------------
  Date           Mark S. Alsentzer,
                 Chairman, President and CEO

August 14, 2001  /s/ JOHN W. POLING
---------------  -----------------------------------------------------
  Date           John W. Poling,
                 Chief Financial Officer

                                 EXHIBIT INDEX

                                                                    PAGE
                                                                    ----
10.1  Waiver and Third Amendment to Senior Credit Agreement with
      Bank of America.............................................
10.2  Letter Agreement dated August 9, 20001 between the Halifax
      Fund L.P. and the Company amending the Maturity Date of the debenture dated June 15, 2001 from May 31, 2002 to July 1,
      2002........................................................