Form 10-Q
period 2001-09-30
U S PLASTIC LUMBER CORP
filed 2001-11-14
CIK 1014851

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                          OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-23855

                           U.S. PLASTIC LUMBER CORP.
                        (Name of issuer in its charter)

                             ---------------------

                    NEVADA                                       87-0404343
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             2300 W. GLADES ROAD                                   33431
                 SUITE 440 W                                     (Zip Code)
             BOCA RATON, FLORIDA
       (Address of principal executive
        offices and place of business)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (561) 394-3511

     Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]     No [ ]

     The number of shares outstanding of the registrant's common stock as of September 30, 2001 is 38,232,392 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                         ----
                  PART I.  UNAUDITED FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30,
          2001 and December 31, 2000..................................     2
          Condensed Consolidated Statements of Operations for the
          Three Months Ended September 30, 2001 and 2000..............     3
          Condensed Consolidated Statements of Operations for the Nine
          Months Ended September 30, 2001 and 2000....................     4
          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2001 and 2000....................     5
          Notes to Condensed Consolidated Financial Statements........     6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    19

                         PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    26
Item 2.   Changes in Securities and Use of Proceeds...................    26
Item 3.   Defaults Upon Senior Securities.............................    26
Item 4.   Submission of Matters to a Vote of Security Holders.........    27
Item 6.   Exhibits and Reports on Form 8-K............................    27
SIGNATURES............................................................    28

                           FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to risks associated with our credit facilities and liquidity, the ability to obtain adequate financing on commercially acceptable terms, economic conditions, the affects of rapid growth upon the Company and the ability of management to effectively respond to such growth, demand for products and services of the Company, newly developing technologies, the Company's ability to compete, regulatory matters, protection of the Company's proprietary technology, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  1,034,529   $  2,211,082
  Accounts receivable, net of allowance for doubtful
    accounts of $1,721,851 and $2,375,479, respectively.....    42,335,223     43,763,378
  Inventories...............................................     7,504,203      9,723,390
  Prepaid expenses and other assets.........................     3,971,946      2,542,126
                                                              ------------   ------------
    Total current assets....................................    54,845,901     58,239,976
Property, plant and equipment (net).........................    89,425,579    100,544,939
Acquired intangibles (net)..................................    34,923,431     37,033,919
Other assets................................................     7,339,781      4,592,125
                                                              ------------   ------------
    Total assets............................................  $186,534,692   $200,410,959
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 31,780,003   $ 27,958,413
  Notes and capital leases payable, current portion.........    52,687,621     11,535,698
  Accrued expenses..........................................     6,335,476      4,390,344
  Convertible subordinated debentures, net of unamortized
    discount................................................     3,360,587             --
  Convertible subordinated debentures -- affiliates, net of
    unamortized discount....................................     4,955,935             --
  Restructuring accrual.....................................     2,091,529      1,149,431
  Other liabilities.........................................     3,003,107      2,240,721
                                                              ------------   ------------
    Total current liabilities...............................   104,214,258     47,274,607
Notes and capital leases payable, net of current portion....     7,009,495     54,613,509
Deferred income taxes and other liabilities.................     1,442,360        571,382
Minority interest...........................................       194,282        196,383
Convertible subordinated debentures, net of unamortized
  discount..................................................     5,329,746      7,255,213
Convertible subordinated debentures -- affiliates, net of
  unamortized discount......................................            --      4,757,657
                                                              ------------   ------------
    Total liabilities.......................................   118,190,141    114,668,751
                                                              ------------   ------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001; authorized
    5,000,000 shares;
    Series "D" 15%, issued and outstanding 1,187,285
      shares................................................         1,187          1,187
    Series "E" 10%, issued and outstanding 1,714,285 and
      1,142,857 shares, respectively........................         1,714          1,143
  Common stock par value $.0001, authorized 100,000,000
    shares; issued and outstanding 38,232,392 and 34,836,594
    shares, respectively....................................         3,823          3,484
  Additional paid-in capital................................   103,393,465     97,195,416
  Accumulated other comprehensive loss......................    (1,123,891)            --
  Accumulated deficit.......................................   (33,931,747)   (11,459,022)
                                                              ------------   ------------
    Total stockholders' equity..............................    68,344,551     85,742,208
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $186,534,692   $200,410,959
                                                              ============   ============

See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                  2001          2000
                                                              ------------   -----------
Sales, net..................................................  $ 46,822,989   $50,087,729
Cost of goods sold..........................................    40,213,193    43,972,460
                                                              ------------   -----------
  Gross profit..............................................     6,609,796     6,115,269
Selling, general and administrative expenses................     7,813,532     7,807,530
Restructuring and asset impairment charge...................    11,465,720            --
                                                              ------------   -----------
  Operating loss............................................   (12,669,456)   (1,692,261)
Interest and other income...................................         7,518        87,409
Interest expense............................................     3,055,826     1,946,562
                                                              ------------   -----------
  Loss before income taxes..................................   (15,717,764)   (3,551,414)
Income tax provision (benefit)..............................       710,244    (1,100,938)
                                                              ------------   -----------
  Net loss..................................................   (16,428,008)   (2,450,476)
Preferred stock dividend earned.............................       233,077       182,560
                                                              ------------   -----------
  Net loss attributable to common stockholders..............  $(16,661,085)  $(2,633,036)
                                                              ============   ===========
Net loss per common share -- Basic:.........................  $      (0.44)  $     (0.08)
Net loss per common share -- Diluted:.......................  $      (0.44)  $     (0.08)
Weighted average common shares outstanding:
  Basic.....................................................    38,210,927    34,786,236
  Diluted...................................................    38,210,927    34,786,236

See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                  2001           2000
                                                              ------------   ------------
Sales, net..................................................  $136,209,683   $124,752,166
Cost of goods sold..........................................   118,021,715    103,489,116
                                                              ------------   ------------
  Gross profit..............................................    18,187,968     21,263,050
Selling, general and administrative expenses................    19,588,799     18,839,407
Restructuring and asset impairment charges..................    11,647,727             --
                                                              ------------   ------------
  Operating (loss) income...................................   (13,048,558)     2,423,643
Interest and other income...................................       147,825        209,226
Interest expense............................................     8,428,137      4,484,794
                                                              ------------   ------------
  Loss before income taxes..................................   (21,328,870)    (1,851,925)
Income tax benefit..........................................            --       (467,475)
                                                              ------------   ------------
  Loss before extraordinary item............................   (21,328,870)    (1,384,450)
Extraordinary loss on early extinguishment of debt, net of
  taxes of $599,514.........................................            --        939,675
                                                              ------------   ------------
  Net loss..................................................   (21,328,870)    (2,324,125)
Preferred stock dividend earned.............................     1,143,855        182,560
                                                              ------------   ------------
  Net loss attributable to common stockholders..............  $(22,472,725)  $ (2,506,685)
                                                              ============   ============
Net (loss) income per common share -- Basic:
  Loss before extraordinary item............................  $      (0.62)  $      (0.04)
  Loss on early extinguishment of debt......................            --   $      (0.03)
                                                              ------------   ------------
  Loss per common share.....................................  $      (0.62)  $      (0.07)
                                                              ============   ============
Net loss per common share -- Diluted:
  Loss before extraordinary item............................  $      (0.62)  $      (0.04)
  Loss on early extinguishment of debt......................            --          (0.03)
                                                              ------------   ------------
  Loss income per common share..............................  $      (0.62)  $      (0.07)
                                                              ============   ============
Weighted average common shares outstanding:
  Basic.....................................................    36,189,481     34,107,478
  Diluted...................................................    36,189,481     34,107,478

See accompanying notes to condensed unaudited consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(21,328,871)  $ (2,324,125)
                                                              ------------   ------------
  Adjustments to reconcile net cash provided by (used in)
    operating activities:
    Depreciation............................................     4,955,527      3,459,456
    Amortization............................................     1,517,079      1,424,846
    Loss on early extinguishment of debt....................            --      1,539,189
    Deferred income tax benefit.............................            --     (1,066,990)
    Amortization of deferred financing costs................     1,089,877        157,237
    Reduction of discounts on convertible subordinated
     debentures.............................................       724,736        138,848
    Non cash restructuring charges and asset impairment
     charge.................................................    11,451,727             --
    Beneficial conversion feature of convertible
     subordinated debentures................................       280,000        270,946
    Loss (gain) on sale of property, plant & equipment......        27,328        (19,753)
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................     1,428,155    (16,071,502)
    Inventories.............................................     2,219,187     (3,595,188)
    Prepaid expenses and other current assets...............    (1,320,151)    (3,338,247)
    Other assets............................................    (4,160,026)    (1,258,560)
    Accounts payable........................................     3,821,591      7,017,576
    Other liabilities.......................................      (387,628)     1,190,640
    Accrued expenses........................................     1,548,116      1,190,494
                                                              ------------   ------------
      Net cash provided by (used) in operating activities...     1,866,647    (11,285,133)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........    (2,578,177)   (20,749,331)
  Cash paid for acquisitions, net of cash received..........            --        (62,297)
  Divestitures of property, plant and equipment.............       264,564        534,893
                                                              ------------   ------------
      Net cash used in investing activities.................    (2,313,613)   (20,276,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    costs...................................................         7,980        744,589
  Proceeds from the sale of common stock, net of issuance
    costs...................................................       983,119             --
  Proceeds from the sale of preferred stock, net of issuance
    costs...................................................       999,452      4,119,331
  Proceeds from sale of convertible debentures, net of
    issuance costs..........................................     3,731,956      7,500,000
  Advances from (repayment to) affiliates, net..............            --     (1,000,000)
  Proceeds from notes payable...............................     1,200,000     59,846,620
  Payments of notes payable.................................    (7,652,094)   (40,361,907)
                                                              ------------   ------------
      Net cash (used in) provided by financing activities...      (729,587)    30,848,633
                                                              ------------   ------------
Net change in cash and cash equivalents.....................    (1,176,553)      (713,235)
Cash and cash equivalents, beginning of period..............     2,211,082      1,807,588
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  1,034,529   $  1,094,353
                                                              ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest..................................................  $  5,259,263   $  3,865,634
  Income taxes..............................................  $      9,043   $    129,710
Capitalized interest as of September 30:....................  $         --   $  1,379,818
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger.......................         8,075        827,943
  Compensation -- employees and directors...................         4,400         29,284
  Litigation settlements....................................        45,000         11,666
  Conversion of debentures..................................     2,134,742      1,693,085
  Investment banking and commitment fees....................       235,000             --
  Warrants issued in connection with professional services
    provided................................................       181,250             --

See accompanying notes to condensed unaudited consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     BASIS OF PRESENTATION

     The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC for the year ended December 31, 2000. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform to the 2001 presentation.

2.  LIQUIDITY AND CAPITAL RESOURCES

     On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the plastic lumber division the Company could not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing its business operations. In addition, the Company is not in compliance with some of the covenants under the Senior Credit Facility as of September 30, 2001. The Company is currently in negotiations for a waiver of its covenant violations and failure to make the scheduled principal payment, as well as an amendment to the Senior Credit Facility whereby the lenders under the facility would agree to accept interest only payments from the Company and allow the Company to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of the Company's assets. No assurance can be given as to whether or in what form this waiver will be obtained.

     On October 4, 2001, the Company requested a suspension of principal payments on its Master Credit Facility with GE Capital until the earlier of March 31, 2002 or the sale of some of the Company's assets. Through November 14, 2001, the Company has continued to make all scheduled principal payments on its Master Credit Facility but is continuing to negotiate the deferral of future principal payments with GE Capital. As of September 30, 2001, the Company is not in compliance with its tangible net worth covenant under the Master Credit Facility. The Company is currently in negotiations with GE Capital to obtain a waiver of this covenant violation as of September 30, 2001. The Master Credit Facility contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility.

     The Company expects to finalize the waivers and amendments to the Senior Credit Facility and the Master Credit Facility in the near future. While the covenant violations and failure to make a principal payment do constitute an event of default under the respective agreements, as of November 14, 2001 neither lending group has taken any action against the Company. The lending groups have been negotiating forbearance agreements with the Company, and the Company believes it will be successful in obtaining the

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES necessary waivers and forbearances from its lenders. However, in the event that waivers and a deferral of principal are not obtained the lenders have the option of declaring the Company in default and demand immediate repayment of the outstanding balances of $38,800,000 and $11,899,000 of the Senior Credit Facility and Master Credit Facility, respectively. The Company currently does not have the financial resources to repay these debt obligations in the event that they become immediately due without obtaining new debt and/or equity capital and/or selling some of the Company's assets. Pursuant to the terms of the Senior Credit Facility, upon the occurrence of an event of default, the administrative agent for the lending banks, upon the request of the lending banks, can declare all commitments terminated, and/or declare all Company loans and other obligations due and payable.

     The Company's liquidity and ability to meet its financial obligations will be dependent on among other things, the Company's ability to obtain waivers for its debt covenant and payment violations as of September 30, 2001 and through the date of this filing, maintain compliance with future debt covenants and raise new capital through the issuance of additional equity, new debt financing and/or sell some of the Company's assets.

     The Company is highly leveraged and during 2000 and the nine months ended September 30, 2001, the Company suffered significant losses from operations, primarily resulting from the expenses incurred in its plastic lumber division related to the expansion and start up of certain manufacturing facilities, the inefficiencies in the production of certain products, increases in raw material costs and interest expense. During the third quarter of 2001 the Company closed three of its plastic lumber manufacturing facilities and agreed to sub-lease two of its resin processing plants to third party raw material processors. In connection with the exiting of these facilities, the Company eliminated approximately 140 full time manufacturing positions, recorded asset impairment charges of $9,810,000 and recorded a restructuring charge of $1,656,000 (see
Note 6). The Company's accumulated deficit and working capital deficit totaled approximately $33,932,000 and $49,368,000, respectively, as of September 30, 2001.

     Since its inception, the Company has financed its operations through a number of stock and debt issuances. During 2000 and the first nine months of 2001, the Company's primary sources of working capital have been the net proceeds from sales of the Company's convertible preferred and common stock, proceeds from its Senior Credit Facility, the issuance of convertible subordinated debentures and direct sales of the Company's products and services to its customers. As of December 31, 2000, the Company was not in compliance with certain covenant requirements of its Senior Credit Facility and its Master Credit Facility. The Company received waivers for these covenant violations as of December 31, 2000 and entered into amendments to the Senior Credit Facility and Master Credit Facility (see Note 4).

     The Company's material financial commitments relate principally to its working capital requirements and obligations to make term loan payments on its Senior Credit Facility. As of September 30, 2001, the outstanding balance on the Senior Credit Facility is $38,800,000. Under the terms of the proposed amended Senior Credit Facility, the $2.5 million principal payments due September 30, and December 31, 2001 would be deferred until February 28, 2002 or the sale of some of the Company's assets. Additional principal payments in the amount of $2.5 million each are due on March 31, and June 30, 2002. The remaining outstanding balance would have to be refinanced or repaid on or before July 2, 2002. On or before July 1, 2002, the Company is also required to retire its $4,000,000 convertible debenture issued to the Halifax Fund, L.P. ("Halifax"), as well as the $5,000,000 convertible debenture payable to the Stout Partnership, the Company's largest shareholder. Several members of the Company's Board of Directors and a member of management are affiliated with the Stout Partnership. The Company currently does not have the financial resources to retire these debt obligations in 2002 and the Company will need to obtain new debt and/or equity capital and/or sell certain assets to meet these requirements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     Additional financial obligations of the Company include interest payments on the Senior Credit Facility of approximately $275,000 per month, lease payments pursuant to certain real property and equipment leases of approximately $203,000 per month, installment payments for manufacturing equipment of approximately $240,000 per month, interest payments on the Company's Convertible Subordinated Debentures of approximately $460,000 quarterly, and dividends on the Company's Series D and Series E Convertible Preferred Stock of approximately $231,000 quarterly. As of September 30, 2001 the Company has not made any dividend payments on its Series D Convertible Preferred Stock. Dividends in arrears pertaining to the Series D Convertible Preferred Stock amount to $652,000 at September 30, 2001. There are no dividends in arrears with respect to the Series E Convertible Preferred Stock.

     The terms of the Senior Credit Facility also required the Company to raise $6,500,000 of equity or equity equivalents by February 28, 2002. During February and March 2001, the Company raised $1 million through the issuance of its Series "E" Convertible Preferred Stock (see Note 3). In June 2001, the Company raised $4 million through the issuance of a subordinated convertible debenture, (see
Note 5) due July 1, 2002. Additionally, on July 3, 2001, the Company raised $1 million through the issuance of 952,381 shares of common stock (see Note 3). On November 1, 2001 the Company raised an additional $800,000 through the issuance of 1,334,000 shares of common stock. These private placement transactions were not registered under the Securities and Exchange Act of 1934 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. With the completion of the November 1, 2001 private placement transaction, the Company has now met the financial covenant contained in the Senior Credit Facility pertaining to the securing of equity or equity equivalents. However, the Company will also need to raise additional capital by selling certain assets or obtaining additional sources of debt or equity in order to meet its financial obligations.

     Some of the Company's debt instruments contain covenants establishing performance measurement through various financial ratios and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements or any of the Company's other debt agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained within some of the Company's credit agreements, an event of default under the senior debt agreements could accelerate debt repayment terms under some of the other credit agreements, all of which would have a material adverse affect on the Company's liquidity and capital resources.

     Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the successful development of direct marketing, improved manufacturing efficiencies and product distribution capabilities. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan.

     In November of 2000, the Company retained Bank of America Securities to explore and evaluate strategic alternatives for the Company, which could include the possible sale of the Company's environmental recycling division, Clean Earth Inc. ("CEI"). No agreement has been reached with any prospective buyers and there can be no assurances that an agreement will be reached. Proceeds from the sale of CEI, if it occurs, would be used to first pay down the Company's Senior Credit Facility. Any excess proceeds would be applied to some of the Company's other debt obligations and provide working capital.

     While there can be no assurances, the Company believes its cash flows from operations, the sale of certain assets, and/or the raising of additional capital will satisfy its liquidity requirements through September 30, 2002. The Company is seeking additional sources of financing to supplement its cash flow requirements, however, there can be no assurance that any additional financing will be available to the

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Company on acceptable terms, or at all. If the Company does not obtain the necessary waivers and amendments from the lending groups for covenant violations and failure to make scheduled principal payment as of September 30, 2001, comply in the future with the covenants contained within its debt agreements, and if adequate cash flow from operations, funds from the capital markets or proceeds from the sale of assets are not available to finance the Company's operations and retire its debt obligations as they become due, the Company will be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of these uncertainties.

     On September of 2001, the Company was advised by the Staff of Nasdaq National Market that the Company's stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, and that in accordance with the Nasdaq Market Place Rules, the Company had 90 calendar days, or until December 5, 2001, to regain compliance. On September 28, 2001 the Company received notification from Nasdaq that the listing qualification notice previously received had been suspended until January 2, 2002. If the bid price for the Company's common stock is not above $1.00 per share for at least 10 consecutive trading days prior to April 2, 2002, or if the Company fails to comply with any other requirement for continued listing, the Company's common stock will be delisted from trading on the Nasdaq National Market, subject to the Company's right to appeal. If the Company's stock were to be delisted, it may adversely impact the Company's ability to secure additional equity financing.

3.  CAPITAL STOCK

     SERIES E CONVERTIBLE PREFERRED STOCK

     During February 2001 and March 2001, the Company issued a total 571,429 shares of its Series 'E" Preferred Stock to the Stout Partnership in exchange for a payment to the Company of $500,000 on each of the aforesaid dates. The stock pays a monthly cash dividend at an annual rate of 10%. Each share of Series E Preferred Stock is convertible into one share of the Company's common stock at the option of the holder at any time after December 31, 2001, subject to certain rights of the Company. The Company at its sole option can redeem the Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002, the Company has the right, subject to certain other conditions, to require conversion of the Series E Preferred Stock into common stock. Otherwise, the Series E Preferred Stock automatically converts into common stock on March 1, 2002.

     FUSION CAPITAL FUND II

     On December 7, 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of the Company's common stock subject to increase, at the Company's discretion, by an additional $6.0 million, subject to certain conditions. The $6.0 million of common stock purchasable under the first tranche of the common stock purchase agreement is to be purchased over a twelve-month period, subject to a 6-month extension or earlier termination at the Company's discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. Pursuant to the terms of the agreement with Fusion Capital, the Company may not sell shares to Fusion Capital until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. As of September 30, 2001, the Company had not filed a registration statement with the Securities and Exchange Commission.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     On March 2, 2001 under the terms of the common stock purchase agreement, Fusion Capital Fund II, LLC was issued 200,000 shares of the Company's common stock as a commitment fee. The market value of these shares of $287,000 at the time of issuance is reflected in prepaid expenses in the Company's balance sheet. Unless an event of default occurs, these shares must be held by Fusion Capital until the common stock purchase agreement has been terminated. On August 31, 2001 the common stock purchase agreement was amended whereby the Company granted Fusion Capital warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share in exchange for Fusion Capital's agreement to revise the terms under which Fusion Capital could terminate the agreement. These warrants were valued at approximately $65,000 and are being recorded as an additional commitment fee within prepaid expenses in the Company's balance sheet.

     COMMON STOCK PRIVATE PLACEMENT

     On July 3, 2001, the Company issued 476,191 shares of common stock to ZLP Master Fund, LTD. and 476,190 shares of common stock to ZLP Master Technology Fund, LTD. at a purchase price of $1.05 per share. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Net proceeds after issuance costs of approximately $983,000 were used for general corporate purposes. Because the Company did not, within 60 days of July 3, 2001, file a registration statement with the SEC to register the resale of these shares as required under the stock purchase agreement, the Company is required to pay a cash penalty fee to the purchasers of these shares at a rate equal to 1.5% of the outstanding amount purchased for each 30-day period that a registration statement is not filed. As of September 30, 2001 the Company had not filed a registration statement to register these shares for resale and $15,000 has been accrued in connection with this penalty fee.

     WARRANTS

     During the third quarter of 2001, the Company issued 81,250 warrants to entities providing investment banking and other professional services to the Company. These warrants were valued at approximately $48,000, which is being amortized over the related period of services.

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

     On March 30, 2001, the Company entered into an Amendment of the Master Credit Facility with GE Capital to waive the tangible net worth covenant for the 4th Quarter 2000 and amended the covenant for each quarter in 2001. Additionally, the Company has agreed to accelerate a portion of its principal payments. At June 30, 2001, the Company was in compliance with the tangible net worth covenant.

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES for mandatory prepayment when certain outstanding claims of the Company are collected. The Company was in compliance with its covenants of the Senior Credit Facility at June 30, 2001.

     On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the plastic lumber division the Company could not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing its business operations. In addition, the Company is not in compliance with some of the covenants under the Senior Credit Facility as of September 30, 2001. The Company is currently in negotiations for a waiver of its covenant and payment defaults and an amendment to the Senior Credit Facility whereby the lenders under the facility would agree to accept interest only payments from the Company and allow the Company to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of the Company's assets. No assurance can be given as to whether or in what form this waiver will be obtained.

     On October 4, 2001, the Company requested a suspension of principal payments on its Master Credit Facility with GE Capital until the earlier of March 31, 2002 or the sale of some of the Company's assets. Through November 14, 2001, the Company has continued to make all scheduled principal payments on its Master Credit Facility but is continuing to negotiate the deferral of future principal payments with GE Capital. As of September 30, 2001, the Company is not in compliance with its tangible net worth covenant under the Master Credit Facility. The Company is currently in negotiations with GE Capital to obtain a waiver of the covenant default as of September 30, 2001. The Master Credit Facility contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility.

     The Company expects to finalize the waivers and amendments to the Senior Credit Facility and the Master Credit Facility in the near future. While the covenant violations and failure to make a principal payment do constitute an event of default under the respective agreements, as of November 14, 2001 neither lending group has taken any action against the Company. The lending groups have been negotiating forbearance agreements with the Company, and the Company believes it will be successful in obtaining the necessary waivers and forbearances from its lenders. However, in the event that waivers and a deferral of principal are not obtained the lenders have the option of declaring the Company in default and demand immediate repayment of the outstanding balances of $38,800,000 and $11,899,000 of the Senior Credit Facility and Master Credit Facility, respectively. All indebtedness outstanding at September 30, 2001 under these credit facilities are reflected as current liabilities as of September 30, 2001 in the accompanying condensed consolidated balance sheets. The Company currently does not have the financial resources to repay these debt obligations in the event that they become immediately due without obtaining new debt and/or equity capital and/or selling some of the Company's assets. Pursuant to the terms of the Senior Credit Facility, upon the occurrence of an event of default, the administrative agent for the lending banks, upon the request of the lending banks, can declare all commitments terminated, and/or declare all Company loans and other obligations due and payable.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     Notes payable and capital leases consist of the following:

                                                      SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                      ------------------   -----------------
Term loan under the Senior Credit Facility..........     $25,000,000          $27,500,000
Revolving credit line under the Senior Credit
  Facility..........................................      13,800,000           14,900,000
Equipment term loans under the Master Credit
  Facility..........................................      11,899,425           13,514,733
Mortgage notes and capital leases payable
  collateralized by Certain facilities and equipment
  owned by the Company and its subsidiaries.........       4,995,949            6,148,809
Other notes payable.................................       4,001,742            4,085,665
                                                         -----------          -----------
Total notes payable and capital leases..............      59,697,116           66,149,207
  Less current portion:.............................      52,687,621           11,535,698
                                                         -----------          -----------
                                                         $ 7,009,495          $54,613,509
                                                         ===========          ===========

5.  CONVERTIBLE SUBORDINATED DEBENTURES

     On February 20, 2001, the Company received a Put Notice from Halifax relative to the 5% Convertible Subordinated Debenture issued on February 5, 2000 in the amount of $7,500,000 due February 5, 2005 (the "Fiscal 2000 Debenture"). Pursuant to the Put Notice, the Company had the option to either (a) repurchase the outstanding principal amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of the Company's common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. The Company did not elect to option (a) therefore the Minimum Floating Conversion Price has permanently re-set to zero. The effect of re-setting the Minimum Floating Conversion Price to zero is that upon conversion of the Fiscal 2000 Debenture into common stock the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently the NASDAQ National Market) during the four (4) trading days prior to but not including the holder's conversion date.

     In May 2001, $191,000 of the previously issued convertible subordinated debentures and $1,000 of unpaid interest were converted into 189,800 shares of common stock at an average conversion price of $1.02 per share. On June 22, 2001 an additional $2,000,000 of the previously issued convertible subordinated debentures and $23,000 of unpaid interest were converted into 1,944,942 shares of common stock at a conversion price of $1.04 per share. Unamortized debenture issuance costs and debt discounts of $12,475 and $120,558 respectively were charged to additional paid-in-capital. As a result of the above conversions, the Company recorded an additional beneficial conversion feature benefit granted to the holder of approximately $280,000, which was charged to interest expense during the quarter ended June 30, 2001. As of September 30, 2001, $5,329,746, net of discounts, is outstanding on the Fiscal 2000 convertible subordinated debentures.

     On June 15, 2001, the Company issued a convertible subordinated debenture due May 31, 2002 in the principal amount of $4.0 million (the "Fiscal 2001 Debenture") and a warrant to purchase 250,000 shares of its common stock, at an initial purchase price of $2.00 per share, (the "Warrant") to Halifax. Halifax paid the Company $4.0 million for these securities. The principal amount of the Fiscal 2001 Debenture bears interest at a rate of 18% per year through August 14, 2001. On August 9, 2001, the Company and Halifax amended the Fiscal 2001 Debenture agreement to change the due date from May 31, 2002 to July 1, 2002.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The Company has the option at any time and, upon five business day's notice, to repurchase all or any part of the Fiscal 2001 Debenture. At August 15, 2001, the Company did not repurchase the Fiscal 2001 Debenture, nor did it consummate a sale/leaseback of some of its assets under the terms described in the Fiscal 2001 Debenture Purchase Agreement. As a result, Halifax may convert the principal amount plus accrued interest and any default payments on the Fiscal 2001 Debenture into shares of the Company's common stock. The conversion price of the common stock under the Fiscal 2001 Debenture is a price per share equal to the average of the lowest trading prices of the common stock on the principal trading market for the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. Because the Fiscal 2001 Debenture was not repurchased by August 15, 2001 and the sale/leaseback was not completed, in accordance with the terms of the Fiscal 2001 Debenture Purchase Agreement the Company: (i) issued to Halifax for no consideration another Warrant to purchase 250,000 shares of its common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001, which was $0.90 per share and, (ii) increased the coupon rate from 18% to 25%. On August 15, 2001, the Company recognized a beneficial conversion feature in the amount of $534,000 which was recorded as a discount to the debenture. The $170,000 value assigned to the warrants issued on August 15, 2001 was recorded as an additional discount to the face value of the debenture. These discounts are being accreted as interest expense through June 30, 2002. As of September 30, 2001 the outstanding balance on the Fiscal 2001 convertible debenture is $3,360,587, net of discounts.

     As part of the financing, the Company also granted a subordinate lien on all its assets to Halifax through a Security Agreement. The lien not only secures the Company's obligations under the Fiscal 2001 Debenture, but it also secures the Company's obligations under the Fiscal 2000 Debenture due February 5, 2005 and the $1.0 million stated value of the Company's Series D Convertible Preferred Stock previously sold to Halifax. In addition, the Fiscal 2001 Debenture Purchase Agreement with Halifax required that the shares and associated warrants underlying the Fiscal 2001 Debenture be registered within 90 days of the June 15, 2001 closing date of the agreement. The Fiscal 2001 Debenture Purchase Agreement provides that the Company pay in cash a default payment of 2.5% of the sum of the outstanding principal amount of the Fiscal 2001 Debenture plus the accrued interest for each thirty day period that the shares are not registered. As of September 30, 2001 the Company had not filed a registration to register these shares and the Company has accrued $50,000 in penalties due Halifax as a result of the Company's failure to register these shares.

6.  RESTRUCTURING CHARGES

     In September of 2001 the Company announced the closing of three of its manufacturing facilities and the leasing of two of its resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. The Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants will be transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. The Company is currently attempting to obtain a buyout or sublease of the closed facilities. In addition, the Company has discontinued raw material processing at its Auburn, Massachusetts and Chino, California resin plants and has agreed to lease these operations to other raw material processors. The Company will continue raw material processing for its own use at the Chicago and Ocala plants. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. The plan of restructure

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES was adopted by management and the board of directors and communicated to employees in late September of 2001. As a result of this restructuring, the Company recorded the following charges:

Write-down for equipment impairment.........................  $ 8,694,000
Write-down for goodwill impairment..........................    1,116,000
Lease termination, severance and other exit costs...........    1,656,000
                                                              -----------
  Total restructuring and asset impairment charges..........  $11,466,000
                                                              ===========

During the third quarter, the Company paid approximately $196,000 in employee termination and other expenses in connection with the restructuring and approximately $1,460,000 remains in the accrual as of September 30, 2001, primarily for lease termination expenses.

     In the fourth quarter of 2000, the Company committed to a plan to restructure and to consolidate some of its smaller plants within the plastic lumber division. Specifically, the Company closed its Reidsville, North Carolina facility in the fourth quarter of 2000, its Green Bay, Wisconsin and Vernon, California facilities in January 2001 and its Sweetser, Indiana facility early in the third quarter of 2001. As a result, the Company recorded a charge of $3,417,000 in the fourth quarter of 2000 for equipment impairment and lease termination costs in connection with the restructuring. As of December 31, 2000, the Company had accrued $1,098,000 in connection with the lease termination costs and anticipates making lease termination payments throughout 2001 as it completes its restructuring plan. During the nine months ended September 30, 2001, the Company paid approximately $457,000 in lease termination payments and charged this amount against the accrual. As of September 30, 2001, the Company has approximately $631,000 remaining in its restructuring accrual for lease termination payments.

     During 2000 and early 2001, the Company eliminated approximately 300 employees as part of this restructuring plan. The severance component of the restructuring plan was communicated to the employees in early January 2001. As a result, the Company recorded a charge of approximately $182,000 during the three months ended March 31, 2001 in connection with severance. During the nine months ended September 30, 2001 the entire $182,000 was paid and no balance remains in this accrual.

7.  LEGAL PROCEEDINGS

     In April 2001, the Company was served with an arbitration demand from Southern Wood Services seeking an award of $3,328,000 due to the failure to abide by the terms of a contract relative to the purchase of wood flour. On September 12, 2001, the Company received a copy of an arbitration award in favor of Southern Wood Services in the amount of $1,759,822, inclusive of arbitration costs and expenses.

     The Company filed a motion to vacate the award based on the principle that the award does not reflect any evidence presented at the hearing nor is the award based on current case law on damages in similar cases in the United States. The Company anticipates that it will be several months before a trial court will hear the company's motion. Due to the fact that this is not a judgement, the Company is not required to post a bond.

     The Company intends to vigorously contest this case and will appeal any adverse ruling as it believes the law on damage awards in similar contracts in the United States is clear and that arbitrators must base their decision on existing legal authority. The Company cannot at this time predict the outcome of the appeal or the amount of any liability, if any that would result in a judgment by the courts.

8.  DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Amendment of SFAS 133". SFAS No. 133 and SFAS No. 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standards, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings), and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     As part of its overall interest rate risk management activities, the Company utilizes interest rate related derivatives to manage its exposure to various types of interest rate risks. The Company does not speculate using derivative instruments.

     The Company's risk management policies emphasize the management of interest rate risk within acceptable guidelines. The Company's objective in maintaining these policies is to limit volatility arising from changes in interest rates. Risks to be managed are primarily cash flow risks. Utilization of derivative financial instruments provides a valuable tool to assist in the management of these risks.

     The Company is exposed to interest rate cash flow risk due to loans under its Senior Credit Facility whose interest payments are based on floating rate indices. The Company continually monitors changes in these exposures and their impact on its risk management activities. The Company has entered into interest rate swap agreements under which the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amounts. These agreements allow the Company to offset the variability of floating rate loan interest with the variable interest payments due on the interest rate swaps. The Company assesses the effectiveness of these hedges by comparing the timing, frequency, and magnitude of changes in its interest rate to that of the interest rate referenced in the swap agreements.

     Under SFAS No. 133 and SFAS No. 138, changes in the fair value of interest rate swaps designated as hedges of the variability of cash flows associated with floating rate debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest income as a yield adjustment of the hedged loans.

     The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $453,615 in accumulated other comprehensive income to recognize at fair value two interest-rate swap derivatives that are designated as a cash-flow hedging instruments. As of September 30, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive loss was $1,123,891.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

9.  COMPREHENSIVE INCOME

     Accumulated other comprehensive loss consists of changes in the fair value of the Company's interest rate swap derivatives (see Note 8).

Balance at December 31, 2000................................           --
Transition adjustment for interest rate swap derivative
  designated as a cash flow hedge...........................  $  (453,615)
Change in fair value of interest rate swap derivative.......     (670,276)
                                                              -----------
Balance at September 30, 2001...............................  $(1,123,891)
                                                              ===========

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS No. 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value to all of its

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $25,283,000, and an unamortized permit in the amount of $9,344,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill and the permit was approximately $1,665,000 and $1,090,000 for the year ended December 31, 2000 and nine months ended September 30, 2001, respectively.

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

     On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of SFAS No. 144 become effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of a fiscal year. Early adoption is encouraged but not required. Due to the extensive effort needed to comply with adopting SFAS No. 144, it is not practicable to reasonably estimate the impact of adopting this statement as of the date of this report.

11.  SEGMENT REPORTING

     The Company has two reportable operating segments. The Plastic lumber division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities. The Environmental recycling division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes and on-site recycling services. In the third quarter of 2001, the Plastic lumber division recorded restructuring and asset impairment charges of $11,466,000. In the first quarter of 2001 the Plastic lumber division recorded a

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

$182,000 restructuring charge related to severance. The operating results of the two segments excluding the aforementioned restructuring charge are as follows (in thousands):

                                               FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                               ---------------------   -------------------
                                                 2001        2000        2001       2000
                                               ---------   ---------   --------   --------
Sales:
  Environmental recycling....................   $31,500     $30,562    $ 88,677   $ 65,455
  Plastic lumber.............................    15,323      19,526      47,533     59,297
                                                -------     -------    --------   --------
          Total..............................   $46,823     $50,088    $136,210   $124,752
                                                =======     =======    ========   ========
Operating Income (Loss):
  Environmental recycling....................   $ 2,784     $ 3,301    $  6,371   $  5,913
  Plastic lumber.............................    (2,574)     (4,096)     (4,593)    (1,199)
  Corporate..................................    (1,414)       (897)     (3,179)    (2,290)
                                                -------     -------    --------   --------
          Total..............................   $(1,204)    $(1,692)   $ (1,401)  $  2,424
                                                =======     =======    ========   ========
Depreciation and Amortization:
  Environmental recycling....................   $   933     $   827    $  2,767   $  2,290
  Plastic lumber.............................     1,196         797       3,387      2,263
  Corporate..................................       104         108         319        332
                                                -------     -------    --------   --------
          Total..............................   $ 2,233     $ 1,732    $  6,473   $  4,885
                                                =======     =======    ========   ========
Expenditures for Long-Lived Assets:
  Environmental recycling....................   $   316     $ 1,419    $  1,363   $  3,885
  Plastic lumber.............................       614       1,958       1,212     16,858
  Corporate..................................         2           3           3          6
                                                -------     -------    --------   --------
          Total..............................   $   932     $ 3,380    $  2,578   $ 20,749
                                                =======     =======    ========   ========

     The identifiable assets of the respective segments is set forth below (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Identifiable assets:
  Environmental recycling...................................    $ 90,694        $ 92,784
  Plastic lumber............................................      88,939         103,222
  Corporate.................................................       6,902           4,405
                                                                --------        --------
          Total.............................................    $186,535        $200,411
                                                                ========        ========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $1,035,000 at September 30, 2001, a decrease of $1,176,000 from the $2,211,000 at December 31, 2000. Cash provided by operating activities amounted to $1,867,000 for the first nine months of 2001 while cash used in operating activities for the comparable period in 2000 amounted to $11,285,000. The change is primarily due to decreases in receivable and inventory balances of $1,428,000 and $2,219,000 respectively in 2001, compared to increases in receivables and inventories of $16,072,000 and $3,595,000 respectively in 2000, partially offset by a smaller increase in payables and lower earnings in the 2001 period as compared to 2000.

     Cash used in investing activities was $2,314,000 in the first nine months of 2001, a decrease of $17,963,000 from the prior year. The decrease is primarily due to a significant reduction in capital expenditures at the Plastic lumber division, whose major capital expansion was completed during 2000.

     Cash used in financing activities totaled $730,000 for the nine months ending September 30, 2001. During this period, $3,732,000 in net proceeds from the sale of an 18% convertible debenture, $999,000 in net proceeds from the issuance of convertible preferred stock, $983,000 in net proceeds from the sale of common stock, and $1,200,000 in additional borrowings under existing credit agreements were offset by $7,652,000 of principal payments on existing notes and capital leases payable, including net repayments of $3,600,000 on the Senior Credit Facility.

     At September 30, 2001, the Company's current liabilities exceeded current assets by $49,368,000, compared to net working capital of $10,965,000 at December 31, 2000. The change is due primarily to the entire Senior Credit facility of $38,800,000 maturing in less than one year as of September 30, 2001, as compared to $7,500,000 as of December 31, 2000, and to convertible subordinated debentures, net of discounts, of $3,361,000 and $4,956,000 due to Halifax and the Stout Partnership respectively maturing on July 1, 2002. The Stout Partnership is the Company's largest shareholder. Several members of the Company's Board of Directors and a member of management are affiliated with the Stout Partnership. In addition, certain cross-default provisions contained in the Master Credit Facility with GE Capital require the classification of the entire Master Credit Facility of $11,899,000 as current portion of long term debt. In addition, the Company is currently not in compliance with the tangible net worth covenant of the Master Credit Facility as of September 30, 2001. The remainder of the difference is due to increases in accounts payable and accrued expenses and decreases in inventory and accounts receivable.

     Capital expenditures in the first nine months of 2001 amounted to $2,578,000, a decrease of $18,171,000 over the same period in 2000. The decrease is primarily due to the completion of the Plastic lumber division's major capital expansion during 2000. Capital expenditures in 2001 consisted primarily of $1,363,000 to expand capacity at the Environmental recycling division and $1,212,000 for purchases of manufacturing equipment for the Plastic lumber division. Capital expenditures for the remainder of 2001 are expected to be approximately $1,250,000.

     On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the plastic lumber division the Company could not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing its business operations. In addition, the Company is not in compliance with some of its covenants under the Senior Credit Facility as of September 30, 2001. The Company is currently in negotiations for a waiver of its covenant violations and failure to make the scheduled principal payment, as well as an amendment to the Senior Credit Facility whereby the lenders under the facility would agree to accept interest only payments from the Company and allow the Company to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of the Company's assets. No assurance can be given as to whether or in what form this waiver will be obtained.

     On October 4, 2001, the Company requested a suspension of principal payments on its Master Credit Facility with GE Capital until the earlier of March 31, 2002 or the sale of some of the Company's assets. Through November 14, 2001, the Company has continued to make all scheduled principal payments on its Master Credit Facility but is continuing to negotiate the deferral of future principal payments with GE Capital. As of September 30, 2001, the Company is not in compliance with its tangible net worth covenant under the Master Credit Facility. The Company is currently in negotiations with GE Capital to obtain a waiver for this covenant violation as of September 30, 2001. The Master Credit Facility contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility.

     The Company expects to finalize the waivers and amendments to the Senior Credit Facility and the Master Credit Facility in the near future. While the covenant violations and failure to make a principal payment do constitute events of default under the respective agreements, as of November 14, 2001 neither lending group has taken any action against the Company. The lending groups have been negotiating forbearance agreements with the Company, and the Company believes it will be successful in obtaining the necessary waivers and forbearances from its lenders. However, in the event that waivers and a deferral of principal are not obtained the lenders have the option of declaring the Company in default and demand immediate repayment of the outstanding balances of $38,800,000 and $11,899,000 of the Senior Credit Facility and Master Credit Facility, respectively. The Company currently does not have the financial resources to repay these debt obligations in the event that they become immediately due without obtaining new debt and/or equity capital and/or selling some of the Company's assets. Pursuant to the terms of the Senior Credit Facility, upon the occurrence of an event of default, the administrative agent for the lending banks, upon the request of the lending banks, can declare all commitments terminated, and/or declare all Company loans and other obligations due and payable.

     The Company's liquidity and ability to meet its financial obligations will be dependent on among other things, the Company's ability to obtain waivers for its debt covenant and payment violations as of September 30, 2001 and through the date of this filing, maintain compliance with future debt covenants and raise new capital through the issuance of additional equity, new debt financing and/or sell some of the Company's assets.

     The Company is highly leveraged and during 2000 and the nine months ended September 30, 2001, the Company suffered significant losses from operations, primarily resulting from the expenses incurred in its plastic lumber division related to the expansion and start up of certain manufacturing facilities, the inefficiencies in the production of certain products, increases in raw material costs and interest expense. During the third quarter of 2001 the Company closed three of its plastic lumber manufacturing facilities and agreed to sub-lease two of its resin processing plants to third party raw material processors. In connection with the exiting of these facilities, the Company eliminated approximately 140 full time manufacturing positions, recorded asset impairment charges of $9,810,000 and recorded a restructuring charge of $1,656,000 (see
Note 6). The Company's accumulated deficit totaled approximately $33,932,000 as of September 30, 2001.

     Since its inception, the Company has financed its operations through a number of stock and debt issuances. During 2000 and the first nine months of 2001, the Company's primary sources of working capital have been the net proceeds from sales of the Company's convertible preferred and common stock, proceeds from its Senior Credit Facility, the issuance of convertible subordinated debentures and direct sales of the Company's products and services to its customers. As of December 31, 2000, the Company was not in compliance with certain covenant requirements of its Senior Credit Facility and its Master Credit Facility. The Company received waivers for these covenant violations as of December 31, 2000 and entered into amendments to the Senior Credit Facility and Master Credit Facility (see Note 4).

     The Company's material financial commitments relate principally to its working capital requirements and obligations to make term loan payments on its Senior Credit Facility. As of September 30, 2001, the outstanding balance on the Senior Credit Facility is $38,800,000. Under the terms of the proposed amended Senior Credit Facility, the $2.5 million principal payments due September 30, and December 31, 2001 would be deferred until February 28, 2002 or the sale of some of the Company's assets. Additional principal payments in the amount of $2.5 million each are due on March 31, and June 30, 2002. The remaining outstanding balance would have to be refinanced or repaid on or before July 2, 2002. On or before July 1, 2002, the Company is also required to retire its $4,000,000 convertible debenture issued to the Halifax Fund, L.P. ("Halifax"), as well as its $5,000,000 convertible debenture payable to the Stout Partnership. Several members of the Company's Board of Directors and a member of management are affiliated with the Stout Partnership. The Company currently does not have the financial resources to retire these debt obligations in 2002 and the Company will need to obtain new debt and/or equity capital and/or sell certain assets to meet these requirements.

     Additional financial obligations of the Company include interest payments on the Senior Credit Facility of approximately $275,000 per month, lease payments pursuant to certain real property and equipment leases of approximately $203,000 per month, installment payments for manufacturing equipment of approximately $240,000 per month commencing March 31, 2002, interest payments on the Company's Convertible Subordinated Debentures of approximately $460,000 quarterly, and dividends on the Company's Series D and Series E Convertible Preferred Stock of approximately $231,000 quarterly. As of September 30, 2001 the Company has not made any dividend payments on its Series D Convertible Preferred Stock. Dividends in arrears pertaining to the Series D Convertible Preferred Stock amount to $652,000 at September 30, 2001. There are no dividends in arrears with respect to the Series E Convertible Preferred Stock.

     The terms of the Senior Credit Facility also required the Company to raise $6,500,000 of equity or equity equivalents by February 28, 2002. During February and March 2001, the Company raised $1 million through the issuance of its Series "E" Convertible Preferred Stock. In June 2001, the Company raised $4 million through the issuance of a subordinated convertible debenture, due July 1, 2002. Additionally, on July 3, 2001, the Company raised $1 million through the issuance of 952,381 shares of common stock. This private placement transaction was not registered under the Securities and Exchange Act of 1934 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. The offering was completed without any general or public solicitation to a very limited number of entities with strong knowledge and experience in business and financial matters. Their knowledge and experience enabled them to evaluate the risks and merits of the investment. On November 1, 2001 the Company raised an additional $800,000 through the issuance of 1,334,000 shares of common stock in a private placement with reliance upon the exemption from registration similar to that of the July 3rd private placement. With the completion of this transaction, the Company has now met the financial covenant contained in the Senior Credit Facility pertaining to the securing of equity or equity equivalents. However, the Company will also need to raise additional capital by selling certain assets and/or obtaining additional sources of debt and/or equity in order to meet its financial obligations.

     Some of the Company's debt instruments contain covenants establishing performance measurement through various financial ratios and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements or any of the Company's other debt agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained within some of the Company's credit agreements, an event of default under the senior debt agreements could accelerate debt repayment terms under some of the other credit agreements, all of which would have a material adverse affect on the Company's liquidity and capital resources..

     Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the successful development of direct marketing, improved manufacturing efficiencies and product distribution capabilities. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan.

     In November of 2000, the Company retained Bank of America Securities to explore and evaluate strategic alternatives for the Company, which could include the possible sale of the Company's environmental recycling division, Clean Earth Inc. ("CEI"). No agreement has been reached with any prospective buyers and there can be no assurances that an agreement will be reached Proceeds from the sale of CEI, if it occurs, would be used to first pay down the Company's Senior Credit Facility. Any excess proceeds would be applied to some the Company's other debt obligations and provide working capital.

     While there can be no assurances, the Company believes its cash flows from operations, the sale of certain assets, and/or the raising of additional capital will satisfy its liquidity requirements through September 30, 2002. The Company is seeking additional sources of financing to supplement its cash flow requirements, however, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not obtain the necessary waivers and amendments from the lending groups for covenant violations and failure to make the scheduled principal payment as of September 30, 2001, comply in the future with the covenants contained within its debt agreements, or if adequate cash flow from operations, funds from the capital markets or proceeds from the sale of assets are not available to finance the Company's operations and retire its debt obligations as they become due, the Company will be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

     On September of 2001, the Company was advised by the Staff of Nasdaq National Market that the Company's stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, and that in accordance with the Nasdaq Market Place Rules, the Company had 90 calendar days, or until December 5, 2001, to regain compliance. On September 28, 2001 the Company received notification from Nasdaq that the listing qualification notice previously received had been suspended until January 2, 2002. If the bid price for the Company's common stock is not above $1.00 per share for at least 10 consecutive trading days prior to April 2, 2002, or if the Company fails to comply with any other requirement for continued listing, the Company's common stock will be delisted from trading on the Nasdaq National Market, subject to the Company's right to appeal. If the Company's stock were to be delisted, it may adversely impact the Company's ability to secure additional equity financing.

INTERIM RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net sales in the third quarter of 2001 were $46,823,000, a decrease of $3,265,000, or 6.5%, as compared to the third quarter of 2000. Plastic lumber division revenues decreased by 21.5% in the quarter to $15,323,000, as a result of the Company's decision to exit the lower margin resin business. Environmental recycling division revenues increased by 3% to $31,500,000 in the second quarter of 2001.

     Gross profit in the third quarter 2001 increased by $495,000, or 8%, as compared to the third quarter of 2000. The increase was primarily due to product returns and associated inventory write-downs in the Plastic lumber division during the third quarter of 2000. Gross profit margin as a percent of revenues in the Plastic lumber division increased in the third quarter of 2001 to 9.7%, as compared to 2.1% in the third quarter of 2000. Gross profit at the Environmental recycling division decreased by $586,000, or 10.3%, to $5,122,000 versus the same quarter in 2000. The Environmental recycling division's gross profit as a percent of revenue decreased to 16.3% in 2001 from 18.7% in 2000, due primarily to a shift in revenue mix to the dredging and construction services group, whose revenues traditionally have lower margins.

     Selling, general and administrative expenses ("SG&A), excluding restructuring and asset impairment charges of $11,466,000, remained flat in the third quarter of 2001, as increases in legal and insurance expenses were largely offset by cost reduction efforts at both the Plastic lumber and Environmental recycling divisions. As a percentage of net sales, SG&A increased to 16.7% in the three months ended September 30, 2001 as compared to 15.6% in the three months ended September 30, 2000, mainly due to lower sales.

     The third quarter of 2001 produced an operating loss of $12,669,000 as compared to $1,692,000 for the same quarter in 2000. Excluding the restructuring and asset impairment charges in 2001, operating loss was $1,204,000. Operating income decreased by $517,000 at the Environmental recycling division due to lower gross margins. Operating loss at the Plastic lumber division, excluding restructuring and asset impairment charges, improved by $1,522,000 as compared with the same quarter in 2000 due to higher gross margins and reduced SG&A expenses.

     Interest expense increased by $1,109,000 for the third quarter of 2001, mainly due to higher interest rates incurred by the Company in 2001 and increased amortization of debt discounts and deferred financing costs as compared to 2000, partially offset by lower debt levels.

     Income tax expense in the third quarter of 2001 was $710,000 as compared to income tax benefit of $1,101,000 in the third quarter of 2000, as the Company concluded in the current quarter that it was more likely than not that the Company would fail to generate sufficient future taxable income to utilize all of its deferred tax assets.

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net sales for the first nine months of 2001 were $136,210,000, an increase of $11,458,000, or 9.2%, over the same period of 2000. Plastic lumber division revenues decreased by 17% in the period to $47,533,000, as a result of the Company's decision to exit the lower margin resin business. Environmental recycling division revenues increased by 35.4% to $88,677,000 due to an increase in major projects in the dredging and construction services group, as compared to the same period in 2000.

     Gross profit in the first nine months of 2001 decreased by $3,075,000, or 14.4%, compared with the first nine months of 2000. The decrease was primarily due to lower revenue and underabsorption of manufacturing overhead costs at the Plastic lumber division. Gross profit margin as a percent of revenues in the Plastic lumber division decreased from 15.1% in the first nine months of 2000 to 10.1% in the first nine months of 2001. Gross profit margin at the Environmental recycling division decreased to 15.1% in 2001 from 18.8% in 2000 primarily due to the increase in the lower margin project work. Gross profit at the Environmental recycling division increased by $1,078,000, or 8.9%, due to the overall increased revenue volume in the first nine months of 2001.

     SG&A expenses, excluding restructuring and asset impairment charges, increased by $749,000 in the first nine months of 2001, primarily due to increases in marketing expenses in the Plastic lumber division and support for the higher revenue experienced at the Environmental recycling division. As a percentage of net sales, SG&A, excluding restructuring and asset impairment charges, decreased to 14.4% in 2001 from 17.0% in 2000, primarily due to increased sales volume at the Environmental recycling division.

     The first nine months of 2001 produced an operating loss of $13,049,000, as compared to operating income of $2,424,000 for the same period in 2000. Excluding the asset impairment and restructuring charges, operating loss in 2001 would have been $1,401,000, primarily due to the decline in revenue and gross margins in the Plastic lumber division. Operating income increased by $458,000 at the Environmental recycling division, while operating loss at the Plastic lumber division increased by $3,394,000 to $4,593,000, excluding the restructuring and asset impairment charges of $11,648,000.

     Interest expense increased by $3,943,000 for the first nine months of 2001, mainly due to higher interest rates incurred by the Company in 2001 and increased amortization of debt discounts and deferred financing costs as compared to 2000, partially offset by lower debt levels.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $25,283,000, and an unamortized permit in the amount of $9,344,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill and the permit was approximately $1,665,000 and $1,090,000 for the year ended December 31, 2000 and nine months ended September 30, 2001, respectively.

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

     On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of SFAS No. 144 become effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of a fiscal year. Early adoption is encouraged but not required. Due to the extensive effort needed to comply with adopting SFAS No. 144, it is not practicable to reasonably estimate the impact of adopting this statement as of the date of this report.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In April 2001, the Company was served with an arbitration demand from Southern Wood Services seeking an award of $3,328,000 due to the failure to abide by the terms of a contract relative to the purchase of wood flour. The Company utilizes wood flour for the production of its SmartDeck composite product. The arbitration hearing took place in the first week of August 2001 in Atlanta, Georgia in accordance with the rules and procedures of the American Arbitration Association. On September 12, 2001 the Company received a copy of an arbitration award in favor of Southern Wood Services in the amount of $1,759,822, inclusive of arbitration costs and expenses.

     The Company filed a motion to vacate the award based on the principle that the award does not reflect any evidence presented at the hearing nor is the award based on current case law on damages in similar cases in the United States. The Company anticipates that it will be several months before a trial court will hear the company's motion. Due to the fact that this is not a judgement, the Company is not required to post a bond.

     The Company intends to vigorously contest this case and will appeal any adverse ruling as it believes the law on damage awards in similar contracts in the United States is clear and that arbitrators must base their decision on existing legal authority. The Company cannot at this time predict the outcome of the appeal or the amount of any liability, if any that would result in a judgment by the courts.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Issuances of Common Stock in private offerings during the three months ended September 30, 2001 are listed in the following paragraphs.

     On July 3, 2001, the Company issued 476,191 shares of common stock to ZLP Master Fund, LTD. and 476,190 shares of common stock to ZLP Master Technology Fund, LTD. at a purchase price of $1.05 per share. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as transaction not involving any public offering. The offering was completed without any general or public solicitation to a very limited number of entities who have strong knowledge and experience in business and financial matters. Their knowledge and experience enabled them to evaluate the risks and merits of the investment. The Company also issued 35,000 shares as compensation for professional services in connection with this transaction.

     During the third quarter of 2001, the Company issued 100,000 warrants to purchase shares of the Company's common stock to Fusion Capital in exchange for Fusion Capital's agreement to amend the common stock purchase agreement between Fusion Capital and the Company. Also during the third quarter of 2001, the Company issued 81,250 warrants to entities providing investment banking and other professional services to the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES --

     Events of default are discussed in Notes 2 and 3 to the Condensed Unaudited Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     On September 17, 2001 the Company filed a Report on Form 8-K to report that the Company was advised by the Staff of Nasdaq National Market that its stock failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days, and that in accordance with the Nasdaq Market Place Rules, the Company had 90 calendar days, or until December 5, 2001, to regain compliance. On September 28, 2001 the Company received notification from Nasdaq that the listing qualification notice previously received had been suspended until January 2, 2002.

     On September 18, 2001 the Company filed an amendment on Current Report on Form 8-K/A to report amendments to its Debenture Purchase Agreement with Halifax Fund L.P. and its Common Stock Purchase Agreement with Fusion Capital.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 /s/ MARK S. ALSENTZER
                                          --------------------------------------
                                                    Mark S. Alsentzer
                                               Chairman, President and CEO

Date: November 14, 2001

                                                  /s/ JOHN W. POLING
                                          --------------------------------------
                                                      John W. Poling
                                                 Chief Financial Officer

Date: November 14, 2001