Form 10-Q/A
period 2001-03-31
U S PLASTIC LUMBER CORP
filed 2002-01-18
CIK 1014851

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

                   U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     At June 30, 2001 and December 31, 2000
                                   (Unaudited)




                                                                                                   2001                  2000
                                                                                              -------------         -------------
                                         ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                                $     528,352         $   2,211,082
     Accounts receivable, net of allowance for doubtful accounts of $1,616,946 and               45,950,836            43,763,378
           $2,375,479, respectively
     Inventories                                                                                  7,719,704             9,723,390
     Prepaid expenses and other assets                                                            2,668,435             2,542,126
                                                                                              -------------         -------------

          Total current assets                                                                   56,867,327            58,239,976

Property, plant and equipment (net)                                                              98,742,313           100,544,939
Acquired intangibles (net)                                                                       36,351,908            37,033,919
Other assets                                                                                      7,683,178             4,592,125
                                                                                              -------------         -------------

          Total assets                                                                        $ 199,644,726         $ 200,410,959
                                                                                              =============         =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                         $  30,223,348         $  27,958,413
     Notes and capital leases payable, current portion                                           14,312,130            11,535,698
     Accrued expenses                                                                             5,685,132             4,390,344
     Restructuring accrual                                                                          672,859             1,149,431
     Other liabilities                                                                            2,379,869             2,240,721
                                                                                              -------------         -------------

          Total current liabilities                                                              53,273,338            47,274,607

Notes and capital leases payable, net of current portion                                         47,371,211            54,613,509
Deferred income taxes and other liabilities                                                       1,197,180               571,382
Minority interest                                                                                   195,671               196,383
Convertible subordinated debentures, net of unamortized discount                                  9,164,994             7,255,213
Convertible subordinated debentures - affiliates, net of unamortized discount                     4,889,842             4,757,657
                                                                                              -------------         -------------

          Total liabilities                                                                     116,092,236           114,668,751
                                                                                              -------------         -------------

STOCKHOLDERS' EQUITY
     Convertible preferred stock, par value $.001; authorized 5,000,000 shares;
           Series "D" 15%, issued and outstanding 1,187,285                                           1,187                 1,187
           Series "E" 10%, issued and outstanding 1,714,285 and 1,142,857 respectively                1,715                 1,143
     Common stock par value $.0001, authorized 100,000,000 shares;
          issued and outstanding 37,245,011 and 34,836,594 shares, respectively                       3,725                 3,484
     Additional paid-in capital                                                                 101,582,052            97,195,416
     Accumulated deficit                                                                        (17,270,662)          (11,459,022)
     Accumulated other comprehensive loss:
          Fair value of interest rate swap derivative designated as a cash flow hedge              (765,527)                   --
                                                                                              -------------         -------------

          Total stockholders' equity                                                             83,552,490            85,742,208
                                                                                              -------------         -------------

          Total liabilities and stockholders' equity                                          $ 199,644,726         $ 200,410,959
                                                                                              =============         =============



See accompanying notes to condensed consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                 2001          2000
                                                              -----------   -----------
Sales, net..................................................  $50,750,327   $44,260,376
  Cost of goods sold........................................   41,953,992    34,629,943
                                                              -----------   -----------
     Gross profit...........................................    8,796,335     9,630,433
  Selling, general and administrative expenses..............    6,060,302     5,718,718
                                                              -----------   -----------
     Operating income.......................................    2,736,033     3,911,715
  Interest and other income.................................      122,466       117,965
  Interest expense..........................................    2,787,657     1,250,186
                                                              -----------   -----------
     Earnings before extraordinary item and income taxes....       70,842     2,779,494
  Income tax provision......................................           --     1,043,865
                                                              -----------   -----------
     Earnings before extraordinary item.....................       70,842     1,735,629
  Extraordinary loss on early extinguishment of debt, net of
     taxes of $599,514......................................           --       939,675
                                                              -----------   -----------
     Net earnings...........................................       70,842       795,954
  Preferred stock dividend earned...........................     (230,540)           --
                                                              -----------   -----------
     Net (loss) earnings attributable to common
      stockholders..........................................  $  (159,698)  $   795,954
                                                              ===========   ===========
  Net (loss) earnings per common share -- Basic:
     (Loss) earnings before extraordinary item..............  $     (0.00)  $      0.05
     Loss on early extinguishment of debt...................           --         (0.03)
                                                              -----------   -----------
     Net (loss) earnings per common share...................  $     (0.00)  $      0.02
                                                              ===========   ===========
  Net (loss) earnings per common share -- Diluted:
     (Loss) earnings before extraordinary item..............  $     (0.00)  $      0.05
     Loss on early extinguishment of debt...................           --         (0.03)
                                                              -----------   -----------
     Net (loss) earnings per common share...................  $     (0.00)  $      0.02
                                                              ===========   ===========
  Weighted average common shares outstanding:
     Basic..................................................   35,403,171    34,403,488
     Diluted................................................   35,403,171    35,095,655


See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                 2001          2000
                                                              -----------   -----------
Sales, net..................................................  $89,386,694   $74,664,437
  Cost of goods sold........................................   77,808,522    59,516,656
                                                              -----------   -----------
     Gross profit...........................................   11,578,172    15,147,781
  Selling, general and administrative expenses..............   11,775,267    11,031,877
  Restructuring charge......................................      182,007            --
                                                              -----------   -----------
     Operating (loss) income................................     (379,102)    4,115,904
  Interest and other income.................................      140,307       121,817
  Interest expense..........................................    5,372,311     2,538,232
                                                              -----------   -----------
     (Loss) earnings before extraordinary item and
       income taxes.........................................   (5,611,106)    1,699,489
  Income tax (benefit) provision............................     (710,244)      633,463
                                                              -----------   -----------
     (Loss) earnings before extraordinary item..............   (4,900,862)    1,066,026
  Extraordinary loss on early extinguishment of debt, net of
     taxes of $599,514......................................           --       939,675
                                                              -----------   -----------
     Net (loss) earnings....................................   (4,900,862)      126,351
  Preferred stock dividend earned...........................     (910,778)           --
                                                              -----------   -----------
     Net (loss) earnings attributable to common
      stockholders..........................................  $(5,811,640)  $   126,351
                                                              ===========   ===========
  Net (loss) earnings per common share -- Basic:
     (Loss) earnings before extraordinary item..............  $     (0.17)  $      0.03
     Loss on early extinguishment of debt...................           --         (0.03)
                                                              -----------   -----------
     Net (loss) earnings per common share...................  $     (0.17)  $      0.00
                                                              ===========   ===========
  Net (loss) earnings per common share -- Diluted::
     (Loss) earnings before extraordinary item..............  $     (0.17)  $      0.03
     Loss on early extinguishment of debt...................           --         (0.03)
                                                              -----------   -----------
     Net (loss) earnings per common share...................  $     (0.17)  $      0.00
                                                              ===========   ===========
  Weighted average common shares outstanding:
     Basic..................................................   35,160,320    33,772,863
     Diluted................................................   35,160,320    34,992,873


See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Earnings.......................................  $ (4,900,862)  $    126,351
                                                              ------------   ------------
  Adjustments to reconcile net cash provided by (used in)
    operating activities:
    Depreciation............................................     3,223,646      2,236,427
    Amortization............................................     1,015,883      1,002,663
    Loss on early extinguishment of debt....................            --      1,539,189
    Deferred income tax benefit.............................      (710,244)            --
    Amortization of deferred financing and debenture
     discount cost..........................................  1,091,889...        225,574
    Restructuring charges...................................       182,007             --
    Beneficial conversion feature of convertible
     subordinated debentures................................       280,000        270,946
    Loss on sale of property, plant & equipment.............        26,249             --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................    (2,187,457)    (6,783,165)
    Inventories.............................................     2,003,686     (2,618,990)
    Prepaid expenses and other current assets...............       186,843     (1,590,929)
    Other assets............................................    (3,276,215)      (398,031)
    Accounts payable........................................     2,264,935       (450,867)
    Other liabilities.......................................      (448,970)    (1,103,384)
    Accrued expenses........................................       552,168     (1,427,618)
                                                              ------------   ------------
         Net cash used in operating activities..............      (696,442)    (8,971,834)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant and equipment....    (1,572,579)   (17,369,385)
  Cash paid for acquisitions, net of cash received..........            --        (62,297)
  Proceeds from the sale of property, plant and equipment...        94,725        512,957
                                                              ------------   ------------
         Net cash used in investing activities..............    (1,477,854)   (16,918,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    costs...................................................         2,231        617,215
  Proceeds from the sale of common stock, net of issuance
    costs...................................................         5,750             --
  Proceeds from the sale of preferred stock, net of issuance
    costs...................................................       999,451             --
  Proceeds from sale of convertible subordinated debentures,
    net of issuance costs...................................     3,950,000      7,500,000
  Advances from (repayment to) affiliates, net..............            --     (1,000,000)
  Proceeds from notes and capital leases payable............     1,200,000     47,936,350
  Payments of notes and capital leases payable..............    (5,665,866)   (30,313,041)
                                                              ------------   ------------
    Net cash provided by financing activities...............       491,566     24,740,524
                                                              ------------   ------------
Net change in cash and cash equivalents.....................    (1,682,730)    (1,150,035)
Cash and cash equivalents, beginning of period..............     2,211,082      1,807,588
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $    528,352   $    657,553
                                                              ============   ============
Supplemental disclosure of cash flow information: Cash paid
  during the period for:
  Interest..................................................  $  4,158,156   $  2,216,597
  Income taxes..............................................  $      5,060   $     47,426
Capitalized interest........................................  $         --   $  1,184,318
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger.......................         8,075        832,140
  Compensation -- employees and directors...................         4,400          5,434
  Litigation settlements....................................        45,000         11,666
  Conversion of debentures..................................     2,134,742      1,693,085
  Commitment Fee............................................       200,000             --


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

FUSION CAPITAL FUND II


     On December 7, 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of the Company's common stock subject to increase, at the Company's discretion, by an additional $6.0 million, subject to certain conditions. The $6.0 million of common stock purchasable under the first tranche of the common stock purchase agreement is to be purchased over a twelve-month period, subject to a 6 month extension or earlier termination at the Company's discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. Pursuant to the terms of the agreement with Fusion Capital, the Company may not sell shares to Fusion Capital until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. As of June 30, 2001, the Company has not filed a registration statement with the Securities and Exchange Commission.


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

5.  CONVERTIBLE SUBORDINATED DEBENTURES

     On February 20, 2001, the Company received a Put Notice from the Halifax Fund, L.P. ("Halifax") relative to the 5% Convertible Subordinated Debentures issued on February 5, 2000 in the amount of $7,500,000 due February 5, 2005 (the "Fiscal 2000 Debentures"). Pursuant to the Put Notice, the Company had the option to either (a) repurchase the outstanding principal amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of the Company's common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. The Company did not elect to option therefore the Minimum Floating Conversion Price has permanently re-set to zero. The effects of re-setting the Minimum Floating Conversion Price to zero is that upon conversion of the Fiscal 2000 Debentures into common stock the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently the NASDAQ National Market) during the four (4) trading days prior to but not including the holder's conversion date. The right of the debenture holder to convert the debenture to common stock is limited in that the holder may not convert the debenture if upon such conversion the holder will become a beneficial owner of more than 9.9% of the total issued and outstanding shares of the Company's common stock. If the holder elects to convert and the entire debenture cannot be converted due to this limitation, the Company must settle in cash that portion of the debenture which cannot be converted to stock when the debenture matures in February of 2005, at 110% of the sum of the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

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



     The Company has the option at any time and, upon five business days notice, to repurchase all or any part of the Fiscal 2001 Debenture. After August 15, 2001, if the Company has not repurchased the Fiscal 2001 Debenture, or has not consummated a sale/leaseback of certain of its assets under the terms described in the Debenture Purchase Agreement, Halifax may convert the principal amount plus accrued interest and any default payments on the Fiscal 2001 Debenture into shares of the Company's common stock. The conversion price of the common stock under the Fiscal 2001 Debenture is a price per share equal to the average of the lowest trading prices of the common stock on the principal trading market for the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. If the Fiscal 2001 Debenture is not repurchased by August 14, 2001 or the sale/leaseback is not completed, the Company

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES is required to: (i) issue to Halifax for no consideration another Warrant to purchase 250,000 shares of its common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001 and, (ii) increase the coupon rate from 18% to 25%. On August 15, 2001, the Company will recognize a beneficial conversion feature if the sale/leaseback is not completed.

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

7.  DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133". SFAS No. 133 and SFAS No. 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standards, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings), and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.


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

     The Company is potentially exposed to interest rate cash flow risk due to loans under its Senior Credit Facility whose interest payments are based on floating rate indices. The Company continually monitors changes in these exposures and their impact on its risk management activities. The Company has entered into interest rate swap agreements under which the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amounts. These agreements allow the Company to offset the variability of floating rate loan interest with the variable interest payments due on the interest rate swaps. The Company assesses the effectiveness of these hedges by comparing the timing, frequency, and magnitude of changes in its interest rate to that of the interest rate referenced in the swap agreements, and no portion of the hedging instruments' gain or loss is excluded from the assessment of hedge effectiveness.

     Under SFAS No. 133 and SFAS No. 138, changes in the fair value of interest rate swaps designated as hedges of the variability of cash flows associated with floating rate debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest income as a yield adjustment of the hedged loans.

     The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $453,615 in accumulated other comprehensive income to recognize at fair value an interest-rate swap derivative that is designated as a cash-flow hedging instruments. As of June 30, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive income was $765,527.

     During the six months ended June 30, 2001, no gain or loss was recognized as a result of the ineffectiveness of the cash flow hedging instruments. In addition, the cash flow hedge was assumed to be 100% effective over the next twelve months, thus the Company does not anticipate reclassifying into earnings any gains or losses currently within Accumulated Other Comprehensive Income.

     During the six months ended June 30, 2001, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedge. However, the interest rate swap agreements expire in March of 2003, and the Senior Credit Facility is required to be refinanced or repaid in July of 2002. At that time, the cash flow hedge will be discontinued. The Company cannot determine at this time the amount of gains or losses that will be recognized into earnings as a result of the discontinuance of the hedge.

8.  COMPREHENSIVE INCOME

     Accumulated other comprehensive loss consists of changes in the fair value of the Company's interest rate swap derivatives (see Note 7).


Balance at December 31, 2000                           --

Transition adjustment for interest rate
swap derivative designated as a cash flow
hedge                                            (453,615)

Change in fair value of interest rate
swap derivative                                  (311,912)

Balance at June 30, 2001                         (765,527)



9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

10.  SEGMENT REPORTING

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


          10.1 Waiver and Third Amendment to Master Credit Agreement with Bank of America*

          10.2 Letter Agreement dated August 9, 2001 between the Halifax Fund L.P. and the Company amending the Maturity Date of the debenture dated June 15, 2001 from May 31, 2002 to July 1, 2002.*


     (b) Reports on Form 8-K dated June 15, 2001, to report (i) the 18% subordinated convertible debenture with the Halifax Fund L.P., (ii) the capital stock of the Company; and (iii) the amendment to the Common Stock Purchase Agreement with Fusion Capital Fund II.



* Previously filed.
                                        19

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



January 17, 2002    /s/ John W. Poling
----------------    -----------------------------------------------------
  Date              John W. Poling,
                    Chief Financial Officer

                                 EXHIBIT INDEX

                                                                    PAGE
                                                                    ----
10.1  Waiver and Third Amendment to Senior Credit Agreement with
      Bank of America* ...........................................
10.2  Letter Agreement dated August 9, 20001 between the Halifax
      Fund L.P. and the Company amending the Maturity Date of the debenture dated June 15, 2001 from May 31, 2002 to July 1,
      2002* ......................................................



*Previously filed.