Form 10-Q/A
period 2001-03-31
U S PLASTIC LUMBER CORP
filed 2002-01-18
CIK 1014851

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                   FORM 10-Q/A



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

                                    FORM 10-Q

                                      INDEX


                                                              PAGE
                                                              ----

             PART I. UNAUDITED FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2001
  and December 31, 2000....................................     3
Condensed Consolidated Statements of Operations for the
  Three Months Ended March 31, 2001 and 2000...............     4
Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 2001 and 2000...............     5
Notes to Condensed Consolidated Financial Statements.......     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations......................    12

                    PART II. OTHER INFORMATION
Item 1. Legal Proceedings..................................    14
Item 2. Changes in Securities and Use of Proceeds..........    14
Item 6. Exhibits and Reports on Form 8-K...................    15
SIGNATURES.................................................    16


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

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES


                     PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                                                         2001               2000
                                                                    --------------     --------------

                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................................     $      546,746     $    2,211,082
  Accounts receivable, net of allowance for doubtful
     accounts of $1,976,123 and $2,375,479, respectively ......         39,437,038         43,763,378
  Inventories .................................................          7,249,278          9,723,390
  Prepaid expenses and other current assets ...................          2,380,879          2,542,126
                                                                    --------------     --------------
          Total current assets ................................         49,613,941         58,239,976
  Property, plant and equipment (net) .........................         99,693,267        100,544,939
  Acquired intangibles (net) ..................................         36,689,033         37,033,919
  Other assets ................................................          6,565,122          4,592,125
                                                                    --------------     --------------
          Total assets ........................................     $  192,561,363     $  200,410,959
                                                                    ==============     ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable ............................................     $   27,081,899     $   27,958,413
  Notes and capital leases payable, current portion ...........         14,422,896         11,535,698
  Accrued expenses ............................................          5,183,202          4,390,344
  Restructuring accrual .......................................          1,060,193          1,149,431
  Other current liabilities ...................................          1,719,341          2,240,721
                                                                    --------------     --------------
          Total current liabilities ...........................         49,467,531         47,274,607
  Notes and capital leases payable, net of current
     portion ..................................................         48,290,212         54,613,509
  Deferred income taxes and other liabilities .................          1,369,376            571,382
  Minority interest ...........................................            196,383            196,383
  Convertible subordinated debentures, net of unamortized
     discount .................................................          7,307,281          7,255,213
  Convertible subordinated debentures -- affiliates, net of
     unamortized discount .....................................          4,823,749          4,757,657
                                                                    --------------     --------------
          Total liabilities ...................................        111,454,532        114,668,751
                                                                    --------------     --------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001; authorized
     5,000,000 shares;
     Series "D" 15%, issued and outstanding ...................              1,187              1,187
     Series "E" 10%, issued and outstanding 1,714,286 and
      1,142,857 respectively ..................................              1,714              1,143
  Common stock par value $.0001, authorized 100,000,000
     shares; issued and outstanding 35,090,994 and
     34,836,594 shares, respectively ..........................              3,509              3,484
  Additional paid-in capital ..................................         99,014,367         97,195,416
  Retained deficit ............................................        (17,110,963)       (11,459,022)
  Accumulated other comprehensive loss:
         Fair value of interest rate swap derivative
         Designated as a cash flow hedge ......................           (802,983)                --
                                                                    --------------     --------------
          Total stockholders' equity ..........................         81,106,831         85,742,208
                                                                    --------------     --------------
          Total liabilities and stockholders' equity ..........     $  192,561,363     $  200,410,959
                                                                    ==============     ==============


     See accompanying notes to condensed consolidated financial statements.

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                     2001             2000
                                                                 ------------     ------------

Sales, net .................................................     $ 38,636,367     $ 30,404,061
Cost of goods sold .........................................       35,854,531       24,886,713
                                                                 ------------     ------------
          Gross profit .....................................        2,781,836        5,517,348
Selling, general and administrative expenses ...............        5,714,966        5,313,159
Restructuring charge .......................................          182,006               --
                                                                 ------------     ------------
          Operating (loss) income ..........................       (3,115,136)         204,189
Interest and other income ..................................           17,841            3,852
Interest expense ...........................................       (2,584,654)      (1,288,046)
                                                                 ------------     ------------
          Loss before income taxes .........................       (5,681,949)      (1,080,005)
Income tax benefit .........................................          710,244          410,402
                                                                 ------------     ------------
          Net loss .........................................       (4,971,705)        (669,603)
Preferred stock dividend earned ............................         (680,238)              --
                                                                 ------------     ------------
          Net loss attributable to common stockholders .....     $ (5,651,943)    $   (669,603)
                                                                 ============     ============
          Net loss per common share -- Basic and Diluted ...     $      (0.16)    $      (0.02)
                                                                 ============     ============
Weighted average common shares outstanding:
          Basic and Diluted ................................       34,918,105       33,150,849
                                                                 ============     ============


     See accompanying notes to condensed consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                        2001             2000
                                                                    ------------     ------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ....................................................     $ (4,971,705)    $   (669,603)
                                                                    ------------     ------------
  Adjustments to reconcile net cash provided by (used in)
    operating activities:
    Depreciation ..............................................        1,600,808        1,026,207
    Amortization ..............................................          512,676          458,414
    Deferred income tax benefit ...............................         (710,244)        (299,362)
    Amortization of deferred financing and debenture
     discount costs ...........................................          425,543          180,708
    Non cash restructuring charges and asset impairment
     charge ...................................................          182,006               --
    Beneficial conversion feature of convertible
     subordinated debenture ...................................               --          270,946
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable .......................................        4,326,340          962,934
    Inventories ...............................................        2,474,112       (2,394,555)
    Prepaid expenses and other current assets .................          476,968         (827,672)
    Other assets ..............................................       (1,676,834)          33,444
    Accounts payable ..........................................         (876,514)          72,485
    Other liabilities .........................................         (743,505)        (673,432)
    Accrued expenses ..........................................          495,498         (299,562)
                                                                    ------------     ------------
         Net cash provided by (used in) operating
           activities .........................................        1,515,149       (2,159,048)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment .............         (831,636)     (14,660,012)
  Proceeds from the sale of property, plant and equipment .....           82,500               --
  Cash paid for acquisitions, net of cash received ............               --          (38,940)
                                                                    ------------     ------------
         Net cash used in investing activities ................         (749,136)     (14,698,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    costs .....................................................               --          621,730
  Proceeds from the sale of common stock, net of issuance
    costs .....................................................            5,750               --
  Proceeds from the sale of preferred stock, net of issuance
    cost ......................................................        1,000,000               --
  Proceeds from sale of convertible debentures ................               --        7,500,000
  Advances from (repayment to) affiliates, net ................               --        1,000,000
  Proceeds from notes payable .................................               --       12,476,069
  Payment of deferred financing costs .........................               --         (190,018)
  Payments of notes payable and capital leases ................       (3,436,099)      (4,672,215)
                                                                    ------------     ------------
         Net cash (used in) provided by financing
           activities .........................................       (2,430,349)      16,735,566
                                                                    ------------     ------------
Net change in cash and cash equivalents .......................       (1,664,336)        (122,434)
Cash and cash equivalents, beginning of period ................        2,211,082        1,807,588
                                                                    ------------     ------------
Cash and cash equivalents, end of period ......................     $    546,746     $  1,685,154
                                                                    ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest ....................................................     $  1,835,081     $    842,857
  income taxes ................................................     $      3,983     $      5,100
Capitalized interest ..........................................     $         --     $    476,951
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger .........................               --          839,406
  Compensation -- employees and directors .....................            4,400            4,434
  Settlement -- Royalty Agreement .............................           45,000               --
  Conversion of debentures and preferred stock ................               --          762,465
  Commitment Fee ..............................................          200,000               --


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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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


The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity, in increments of $500,000 per month in January and March 2001 and $500,000 per month thereafter until an aggregate of $6,500,000 has been raised. In December 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion has agreed to purchase up to $12 million of the Company's common stock (see note
3). Pursuant to the terms of the Agreement with Fusion, the Company may not sell shares to Fusion until such time as the SEC declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. As of March 31, 2001, the Company had not filed a registration statement with the SEC to register the resale of these shares. As a result, there can be no assurance that the Company will be able to obtain such additional funding. The Company is dependent on Fusion or other sources of financing to meet its covenant requirements under the Senior Credit Facility. In May 2001, the Company received a waiver from its Senior Lenders for not raising the $500,000 of equity in April 2001.


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


While there can be no assurances, the Company believes its cash flows from operations will satisfy its liquidity requirements in 2001. However, the Company is seeking additional sources of financing to supplement its cash flow requirements. Although the Company believes that it will be able to secure additional financing in the near future, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not comply with its covenants contained within its debt agreements in 2001, or if adequate cash flows from operations and funds available from the capital markets are not available to finance its operations and retire its debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.


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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Preferred Stock into common stock. Otherwise, the Preferred Stock automatically converts into common stock on March 1, 2002.


FUSION CAPITAL FUND II


         On December 7, 2000, the Company has entered into a common stock purchase agreement with Fusion pursuant to which Fusion agreed to purchase up to $12.0 million of the Company's common stock in two tranches with each tranche representing $6.0 million of common stock. The $6.0 million of common stock purchasable under the first tranche of the common stock purchase agreement is to be purchased over a twelve-month period, subject to a 6 month extension or earlier termination at the Company's discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. Pursuant to the terms of the Agreement with Fusion, the Company may not sell shares to Fusion until such time as the SEC declares a registration statement effective which registers for resale the shares Fusion has agreed to purchase. As of March 31, 2001, the Company had not filed a registration statement with the SEC to register the resale of these shares.


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

5.       CONVERTIBLE SUBORDINATED DEBENTURES


         On February 20, 2001, the Company received a Put Notice from the Halifax Fund, L.P. relative to the 5% Convertible Debentures issued on February 5, 2000 in the amount of $7,500,000. Pursuant to the Put Notice, the Company had the option to either (a) repurchase the Outstanding Principal Amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of the Company's common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. The Company did not elect to option (a); therefore the Minimum Floating Conversion Price has permanently re-set to zero. The effects of re-setting the Minimum Floating Conversion Price to zero is that upon conversion of the Fiscal 2000 Debentures into common stock, the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently the NASDAQ National Market) during the four (4) trading days prior to but not including the holder's conversion date. The right of the debenture holder to convert the debenture to common stock is limited in that the holder may not convert the debenture if upon such conversion the holder will become a beneficial owner of more than 9.9% of the total issued and outstanding shares of the Company's common stock. If the holder elects to convert and the entire debenture cannot be converted due to this limitation, the Company must settle in cash that portion of the debenture which cannot be converted to stock when the debenture matures in February of 2005, at 110% of the sum of the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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
                                                              =======     =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The identifiable assets of the respective segments is set forth below (in thousands):


                                               MARCH 31,   DECEMBER 31,
                                                 2001          2000
                                               ---------   ------------
Identifiable assets:
  Environmental recycling....................  $ 88,776      $ 92,784
  Plastic lumber.............................    99,642       103,222
  Corporate..................................     4,143         4,405
                                               --------      --------
          Total..............................  $192,561      $200,411
                                               ========      ========



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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $453,615 in accumulated other comprehensive income to recognize at fair value an interest-rate swap derivative that is designated as a cash-flow hedging instruments. As of March 31, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive income was $802,983.


During the three months ended March 31, 2001, no gain or loss was recognized as a result of the ineffectiveness of the cash flow hedging instruments. In addition, the cash flow hedge was assumed to be 100% effective over the next twelve months, thus the Company does not anticipate reclassifying into earnings any gains or losses currently within Accumulated Other Comprehensive Income.

During the three months ended March 31, 2001, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedge. However, the interest rate swap agreements expire in March of 2003, and the Senior Credit Facility is required to be refinanced or repaid in July of 2002. At that time, the cash flow hedge will be discontinued. The Company cannot determine at this time the amount of gains or losses that will be recognized into earnings as a result of the discontinuance of the hedge.


9.       COMPREHENSIVE INCOME



Accumulated other comprehensive loss consists of changes in the fair value of the Company's interest rate swap derivatives (see Note 8).



Balance at December 31, 2000                   --
Transition adjustment for
interest rate swap derivative
designated as a cash flow hedge          (453,615)
                                         --------
Change in fair value of
interest rate swap derivative            (349,368)
                                         --------
Balance at March 31, 2001                (802,983)

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


         45,000 shares of Common Stock were issued in settlement of litigation.


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



January 17, 2002     /s/ John W. Poling
----------------     ---------------------------------------------------
    Date             John W. Poling,
                     Chief Financial Officer