Form 10-Q/A
period 2001-09-30
U S PLASTIC LUMBER CORP
filed 2002-01-18
CIK 1014851

================================================================================

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

         FOR THE TRANSITION PERIOD FROM              TO
                                        ____________    ____________

                        COMMISSION FILE NUMBER 000-23855

                            U.S. PLASTIC LUMBER CORP.
                         (Name of issuer in its charter)

                                 ---------------

            NEVADA                                             87-0404343
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


                                 ---------------

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

================================================================================

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                                     PAGE
      PART I.  UNAUDITED FINANCIAL INFORMATION
      Item 1.  Financial Statements:
      Condensed Consolidated Balance Sheets as of September 30, 2001
        and December 31, 2000.................................................         2
      Condensed Consolidated Statements of Operations for the
        Three Months Ended September 30, 2001 and 2000........................         3
      Condensed Consolidated Statements of Operations for the Nine
        Months Ended September 30, 2001 and 2000..............................         4
      Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2001 and 2000..............................         5
      Notes to Condensed Consolidated Financial Statements....................         6
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................        17
      PART II.  OTHER INFORMATION
      Item 1.  Legal Proceedings..............................................        23
      Item 2.  Changes in Securities and Use of Proceeds......................        23
      Item 3.  Defaults Upon Senior Securities................................        23
      Item 4.  Submission of Matters to a Vote of Security
        Holders...............................................................        23
      Item 6.  Exhibits and Reports on Form 8-K...............................        23
      SIGNATURES..............................................................        25



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

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
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


2.  LIQUIDITY AND CAPITAL RESOURCES

    On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the plastic lumber division the Company could not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing its business operations. In addition, the Company is not in compliance with some of the covenants under the Senior Credit Facility as of September 30, 2001. The Company is currently negotiating with the participating banks for a waiver of its covenant violations and failure to make the scheduled principal payment, as well as an amendment to the Senior Credit Facility whereby the lenders under the facility would agree to accept interest only payments from the Company and allow the Company to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of the Company's assets. No assurance can be given as to whether or in what form this waiver will be obtained.

    On October 4, 2001, the Company requested the participants in its Master Credit Facility with GE Capital grant a suspension of principal payments on its Master Credit Facility until the earlier of March 31, 2002 or the sale of some of the Company's assets. Through November 14, 2001, the Company has continued to make all scheduled principal payments on its Master Credit Facility. As of September 30, 2001, the Company was not in compliance with its tangible net worth covenant under the Master Credit Facility. The Company is currently in negotiations with GE Capital and the other participants to obtain a deferral of future principal payments and a waiver of this covenant violation as of September 30, 2001. No assurance can be given as to whether or in what form this waiver can be obtained. The Master Credit Facility contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility.

    While the covenant violations and the failure to make a principal payment constitute events of default under the respective loan agreements, as of November 14, 2001 neither lending group has taken any action against the Company. The lending groups have been negotiating forbearance agreements with the Company, and the Company believes it will be successful in obtaining the necessary waivers and forbearances from its lenders. However, in the event that waivers and a deferral of principal are not obtained, the lenders can demand immediate repayment of the outstanding balances of $38,800,000 and $11,899,000 of the Senior Credit Facility and Master Credit Facility, respectively. The Company currently does not have the financial resources to repay these debt obligations in the event that they become immediately due without obtaining new debt and/or equity capital and/or selling some of the Company's assets. Pursuant to the terms of the Senior Credit Facility, upon the occurrence of an event of default, the administrative agent for the lending banks, upon the request of the lending banks, can declare all commitments terminated, and/or declare all Company loans and other obligations due and payable.

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

    In early September of 2001, the Company was advised by the Staff of Nasdaq National Market that the Company's stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, and that in accordance with the Nasdaq Market Place Rules, the Company had 90 calendar days, or until December 5, 2001, to regain compliance. On September 28, 2001 the Company received notification from Nasdaq that the listing qualification notice previously received had been suspended until January 2, 2002. If the bid price for the Company's common stock is not above $1.00 per share for at least 10 consecutive trading days prior to April 2, 2002, or if the Company fails to comply with any other requirement for continued listing, the Company's common stock will be delisted from trading on the Nasdaq National Market, subject to the Company's right to appeal. If the Company's stock were to be delisted, it may adversely impact the Company's ability to secure additional equity financing.

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

WARRANTS

    During the third quarter of 2001, the Company issued 81,250 warrants to entities providing investment banking and other professional services to the Company. These warrants were valued at approximately $48,000, which is being amortized over the related period of service.

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

    On March 30, 2001, the Company entered into an Amendment of the Master Credit Facility with GE Capital to waive the tangible net worth covenant for the 4th Quarter 2000 and amended the covenant for each quarter in 2001. Additionally, the Company agreed to accelerate a portion of its principal payments. At June 30, 2001, the Company was in compliance with the tangible net worth covenant.

    On July 13, 2001, the Company entered into a Waiver and Third Amendment to the Senior Credit Facility ("Waiver and Third Amendment") with its senior lenders, the primary terms of which were as follows: (i) to extend the required due date to refinance the Senior Credit Facility until July 1, 2002, (ii) extend terms relative to the Company's borrowing base as defined in the Amendment and,
(iii) provide for mandatory prepayment when certain outstanding claims of the Company are collected. The Company was in compliance with the covenants of the Senior Credit Facility at June 30, 2001.

    On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the plastic lumber division the Company could not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing its business operations. In addition, the Company is not in compliance with some of the covenants under the Senior Credit Facility as of September 30, 2001. The Company is currently negotiating with the participating banks for a waiver of its covenant violations and failure to make the scheduled principal payment, as well as an amendment to the Senior Credit Facility whereby the lenders under the facility would agree to accept interest only payments from the Company and allow the Company to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of the Company's assets. No assurance can be given as to whether or in what form this waiver will be obtained.

    On October 4, 2001, the Company requested the participants in its Master Credit Facility with GE Capital grant a suspension of principal payments on its Master Credit Facility until the earlier of March 31, 2002 or the sale of some of the Company's assets. Through November 14, 2001, the Company has continued to make all scheduled principal payments on its Master Credit Facility. As of September 30, 2001, the Company was not in compliance with its tangible net worth covenant under the Master Credit Facility. The Company is currently in negotiations with GE Capital and the other participants to obtain a deferral of future principal payments and a waiver of this covenant violation as of September 30, 2001. No assurance can be given as to whether or in what form this waiver can be obtained. The Master Credit Facility contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility.

    While the covenant violations and the failure to make a principal payment constitute events of default under the respective loan agreements, as of November 14, 2001 neither lending group has taken any action against the Company. The lending groups have been negotiating forbearance agreements with the Company, and the Company believes it will be successful in obtaining the necessary waivers and forbearances from its lenders. However, in the event that waivers and a deferral of principal are not obtained, the lenders can demand immediate repayment of the outstanding balances of $38,800,000 and $11,899,000 of the Senior Credit Facility and Master Credit Facility, respectively. All indebtedness outstanding at September 30, 2001 under these credit facilities are reflected as current liabilities as of September 30, 2001 in the accompanying condensed consolidated balance sheets. The Company currently does not have the financial resources to repay these debt obligations in the event that they become immediately due without obtaining new debt and/or equity capital and/or selling some of the Company's assets. Pursuant to the terms of the Senior Credit Facility, upon the occurrence of an event of default, the administrative agent for the lending banks, upon the request of the lending banks, can declare all commitments terminated, and/or declare all Company loans and other obligations due and payable.


Notes payable and capital leases consist of the following:

                                                                                            SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                                                            ------------------    ------------------
 Term loan under the Senior Credit Facility                                                 $       25,000,000    $       27,500,000
 Revolving credit line under the Senior Credit Facility                                             13,800,000            14,900,000
 Equipment term loans under the Master Credit Facility                                              11,899,425            13,514,733
 Mortgage notes and capital leases payable collateralized by
 Certain  facilities  and  equipment  owned by the Company and its
 subsidiaries                                                                                        4,995,949             6,148,809
 Other notes payable                                                                                 4,001,742             4,085,665
                                                                                            ------------------    ------------------
 Total notes payable and capital leases                                                             59,697,116            66,149,207
         Less current portion:                                                                      52,687,621            11,535,698
                                                                                            ------------------    ------------------
                                                                                                     7,009,495    $       54,613,509
                                                                                            ==================    ==================

5.  CONVERTIBLE SUBORDINATED DEBENTURES

    On February 20, 2001, the Company received a Put Notice from Halifax relative to the 5% Convertible Subordinated Debenture issued on February 5, 2000 in the amount of $7,500,000 due February 5, 2005 (the "Fiscal 2000 Debenture"). Pursuant to the Put Notice, the Company had the option to either (a) repurchase the outstanding principal amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of the Company's common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. The Company did not elect option (a), therefore the Minimum Floating Conversion Price has permanently re-set to zero. The effect of re-setting the Minimum Floating Conversion Price to zero is that upon conversion of the Fiscal 2000 Debenture into common stock the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently the NASDAQ National Market) during the four (4) trading days prior to but not including the holder's conversion date. The right of the debenture holder to convert the debenture to common stock is limited in that the holder may not convert the debenture if upon such conversion the holder will become a beneficial owner of more than 9.9% of the total issued and outstanding shares of the Company's common stock. If the holder elects to convert and the entire debenture cannot be converted due to this limitation, the Company must settle in cash that portion of the debenture which cannot be converted to stock when the debenture matures in February of 2005, at 110% of the sum of the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

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

    The Company has the option at any time and, upon five business day's notice, to repurchase all or any part of the Fiscal 2001 Debenture. At August 15, 2001, the Company did not repurchase the Fiscal 2001 Debenture, nor did it consummate a sale/leaseback of some of its assets under the terms described in the Fiscal 2001 Debenture Purchase Agreement As a result, Halifax may convert the principal amount plus accrued interest and any default payments on the Fiscal 2001 Debenture into shares of the Company's common stock. The conversion price of the common stock under the Fiscal 2001 Debenture is a price per share equal to the average of the lowest trading prices of the common stock on the principal trading market for the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. Because the Fiscal 2001 Debenture was not repurchased by August 15, 2001 and the sale/leaseback was not completed, in accordance with the terms of the Fiscal 2001 Debenture Purchase Agreement (do we mean to say Fiscal 2001 Debenture) the
Company: (i) issued to Halifax for no consideration another Warrant to purchase 250,000 shares of its common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001, which was $0.90 per share and, (ii) increased the coupon rate from 18% to 25%. On August 15, 2001, the Company recognized a beneficial conversion feature in the amount of $534,000 which was recorded as a discount to the debenture. The $170,000 value assigned to the warrants issued on August 15, 2001 was recorded as an additional discount to the face value of the debenture. These discounts are being accreted as interest expense through June 30, 2002. As of September 30, 2001 the outstanding balance on the Fiscal 2001 convertible debenture is $3,360,587, net of discounts.

    As part of the financing, the Company also granted a subordinate lien on all its assets to Halifax through a Security Agreement. The lien not only secures the Company's obligations under the Fiscal 2001 Debenture, but it also secures the Company's obligations under the Fiscal 2000 Debenture due February 5, 2005 and the $1.0 million stated value of the Company's Series D Convertible Preferred Stock previously sold to Halifax. In addition, the Fiscal 2001 Debenture Purchase Agreement with Halifax required that the shares and associated warrants underlying the Fiscal 2001 Debenture be registered within 90 days of the June 15, 2001 closing date of the agreement. The Fiscal 2001 Debenture Purchase Agreement provides that the Company pay in cash a default payment of 2.5% of the sum of the outstanding principal amount of the Fiscal 2001 Debenture plus the accrued interest for each thirty day period that the shares are not registered. As of September 30, 2001 the Company had not filed a registration statement to register these shares and the Company has accrued $50,000 in penalties due Halifax as a result of the Company's failure to register these shares.

6.  RESTRUCTURING CHARGES

    In September of 2001 the Company announced the closing of three of its manufacturing facilities and the leasing of two of its resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. The Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants will be transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. The Company is currently attempting to obtain a buyout or sublease of the closed facilities. In addition, the Company has discontinued raw material processing at its Auburn, Massachusetts and Chino, California resin plants and has agreed to lease these operations to other raw material processors. The Company will continue raw material processing for its own use at the Chicago and Ocala plants. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. The plan of restructure was adopted by management and the board of directors and communicated to employees in late September of 2001. As a result of this restructuring, the Company recorded the following charges:

Write-down for equipment impairment                          $  8,694,000
Write-down for goodwill impairment                              1,116,000
Lease termination, severance and other exit costs               1,656,000
                                                             ------------
     Total restructuring and asset impairment charges        $ 11,466,000
                                                             ============

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

    During the nine months ended September 30, 2001, no gain or loss was recognized as a result of any ineffectiveness of the cash flow hedging instruments. In addition, the cash flow hedge was assumed to be 100% effective over the next twelve months, thus the Company does not anticipate reclassifying into earnings any gains or losses currently within Accumulated Other Comprehensive Income.

    During the nine months ended September 30, 2001, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedge. However, the interest rate swap agreements expire in March of 2003, and the Senior Credit Facility is required to be refinanced or repaid in July of 2002. At that time, the cash flow hedge will be discontinued. The Company cannot determine at this time the amount of gains or losses that will be recognized into earnings as a result of the discontinuance of the hedge.

9.  COMPREHENSIVE INCOME

    Accumulated other comprehensive loss consists of changes in the fair value of the Company's interest rate swap derivatives (see Note 7).

Balance at December 31, 2000                           --
Transition adjustment for interest
rate swap derivative designated as
a cash flow hedge                            $   (453,615)
Change in fair value of
interest rate swap derivative                    (670,276)
                                             ------------
Balance at September 30, 2001                $ (1,123,891)
                                             ============

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

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $25,283,000 and an unamortized permit of approximately $9,344,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill and the permit was approximately $1,665,000 and $1,090,000 for the year ended December 31, 2000 and nine months ended September 30, 2001, respectively.

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

    On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of SFAS No. 144 become effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of a fiscal year. Early adoption is encouraged but not required. Due to the extensive effort needed to comply with adopting SFAS No. 144, it is not practicable to reasonably estimate the impact of adopting this statement as of the date of this report.

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

                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                            ------------------------    ------------------------
                                               2001          2000          2001         2000
                                            ----------    ----------    ----------    ----------
Sales:
  Environmental recycling ...............   $   31,500    $   30,562    $   88,677    $   65,455
  Plastic lumber ........................       15,323        19,526        47,533        59,297
                                            ----------    ----------    ----------    ----------
          Total .........................   $   46,823    $   50,088    $  136,210    $  124,752
                                            ==========    ==========    ==========    ==========
Operating Income (Loss):
  Environmental recycling ...............   $    2,784    $    3,301    $    6,371    $    5,913
  Plastic lumber ........................       (2,574)       (4,096)       (4,593)       (1,199)
  Corporate .............................       (1,414)         (897)       (3,179)       (2,290)
                                            ----------    ----------    ----------    ----------
          Total .........................   $   (1,204)   $   (1,692)   $   (1,401)   $    2,424
                                            ==========    ==========    ==========    ==========
Depreciation and Amortization:
  Environmental recycling ...............   $      933    $      827    $    2,767    $    2,290
  Plastic lumber ........................        1,196           797         3,387         2,263
  Corporate .............................          104           108           319           332
                                            ----------    ----------    ----------    ----------
          Total .........................   $    2,233    $    1,732    $    6,473    $    4,885
                                            ==========    ==========    ==========    ==========
Expenditures for Long-Lived Assets:
  Environmental recycling ...............   $      316    $    1,419    $    1,363    $    3,885
  Plastic lumber ........................          614         1,958         1,212        16,858
  Corporate .............................            2             3             3             6
                                            ----------    ----------    ----------    ----------
          Total .........................   $      932    $    3,380    $    2,578    $   20,749
                                            ==========    ==========    ==========    ==========

    The identifiable assets of the respective segments is set forth below (in thousands):

                                           SEPTEMBER 30,     DECEMBER 31,
                                              2001               2000
                                           ------------      -----------
Identifiable assets:
  Environmental recycling...............   $    90,694       $    92,784
  Plastic lumber........................        88,939           103,222
  Corporate.............................         6,902             4,405
                                           -----------       -----------
          Total.........................   $   186,535       $   200,411
                                           ===========       ===========

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

    On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the plastic lumber division the Company could not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing its business operations. In addition, the Company was not in compliance with some of its covenants under the Senior Credit Facility as of September 30, 2001. The Company is currently negotiating with the participating banks for a waiver of its covenant violations and failure to make the scheduled principal payment, as well as an amendment to the Senior Credit Facility whereby the lenders under the facility would agree to accept interest only payments from the Company and allow the Company to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of the Company's assets. No assurance can be given as to whether or in what form this waiver will be obtained.

    On October 4, 2001, the Company requested that the participants in its Master Credit Facility with GE Capital grant a suspension of principal payments on its Master Credit Facility until the earlier of March 31, 2002 or the sale of some of the Company's assets. Through November 14, 2001, the Company continued to make all scheduled principal payments on its Master Credit Facility. In addition, as of September 30, 2001, the Company was not in compliance with its tangible net worth covenant under the Master Credit Facility due to the restructuring and other non-recurring charges. The Company is currently in negotiations with GE Capital Corp. and the other participants to obtain a deferral of future principal payments and a waiver for this covenant violation. No assurance can be given as to whether or in what form this waiver will be obtained. The Master Credit Facility contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility.

    While the covenant violations and the failure to make a principal payment constitute events of default under the respective loan agreements, as of November 14, 2001 neither lending group has taken any action against the Company. The lending groups have been negotiating forbearance agreements with the Company, and the Company believes it will be successful in obtaining the necessary waivers and forbearances from its lenders. However, in the event that waivers and a deferral of principal are not obtained, the lenders can demand immediate repayment of the outstanding balances of $38,800,000 and $11,899,000 of the Senior Credit Facility and Master Credit Facility, respectively. The Company currently does not have the financial resources to repay these debt obligations in the event that they become immediately due without obtaining new debt and/or equity capital and/or selling some of the Company's assets. Pursuant to the terms of the Senior Credit Facility, upon the occurrence of an event of default, the administrative agent for the lending banks, upon the request of the lending banks, can declare all commitments terminated, and/or declare all Company loans and other obligations due and payable.

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

    The Company's material financial commitments relate principally to its working capital requirements and obligations to make term loan payments on its Senior Credit Facility of $2.5 million per month and monthly interest payments of approximately $297,000. As of September 30, 2001, the outstanding balance on the Senior Credit Facility was $38,800,000.

    Under the terms of the proposed amendment to the Senior Credit Facility, which we are currently negotiating with the participating lenders, the $2.5 million principal payments due September 30, and December 31, 2001 would be deferred until February 28, 2002 or the sale of some of the Company's assets. Additional principal payments in the amount of $2.5 million each are due on March 31, and June 30, 2002. The remaining outstanding balance would have to be refinanced or repaid on or before July 2, 2002. No assurance can be given as to whether or in what form this amendment will be obtained.

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

    Selling, general and administrative expenses ("SG&A"), excluding restructuring and asset impairment charges of $11,466,000, remained flat in the third quarter of 2001, as increases in legal and insurance expenses were largely offset by cost reduction efforts at both the Plastic lumber and Environmental recycling divisions. As a percentage of net sales, SG&A increased to 16.7% in the three months ended September 30, 2001 as compared to 15.6% in the three months ended September 30, 2000, mainly due to lower sales.

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

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $25,283,000 and an unamortized permit of approximately $9,344,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill and the permit was approximately $1,655,000 and $1,090,000 for the year ended December 31, 2000 and nine months ended September 30, 2001, respectively.

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

    On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of SFAS No. 144 become effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of a fiscal year. Early adoption is encouraged but not required. Due to the extensive effort needed to comply with adopting SFAS No. 144, it is not practicable to reasonably estimate the impact of adopting this statement as of the date of this report.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Issuances of Common Stock in private offerings during the three months ended September 30, 2001 are listed in the following paragraphs:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-- NONE.

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


January 17, 2002                             /s/ John W. Poling
----------------                             ----------------------------------
  Date                                       John W. Poling,
                                             Chief Financial Officer