Form 10-K/A
period 2001-12-31
U S PLASTIC LUMBER CORP
filed 2002-01-18
CIK 1014851

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-K/A



[ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934



         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    ------------


                        Commission file number 000-23855

                            U.S. PLASTIC LUMBER CORP.
             (Exact Name of Registrant as specified in its charter)

                                 --------------


              NEVADA                                     87-0404343
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                                 --------------

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


         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ ] YES   [ ]  NO



         Indicate by check mark if disclosure of delinquent files in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [ ]


         The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 28, 2001 based on the average bid and asked price on such date, of $1.375 per share, was $31,770,117.

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

================================================================================

                                     PART I

                                ITEM 1. BUSINESS

GENERAL


         We are a manufacturer and marketer of recycled plastic lumber products and a provider of environmental recycling services. We were incorporated in Nevada in June 1992. In March 1996, we acquired Earth Care Global Holdings, Inc. as a wholly owned subsidiary through the acquisition of all the issued and outstanding stock of Earth Care Global Holdings, Inc. in a stock for stock exchange. At the time of this acquisition, we changed our name from Educational Storybooks International, Inc. to U.S. Plastic Lumber Corp. As used in this report, the terms "we," "us," "our," the "Company," and "U.S. Plastic Lumber" mean U.S. Plastic Lumber Corp. and its subsidiaries.



         We have two distinct business lines, the plastic lumber division and the environmental recycling division. U.S. Plastic Lumber Ltd., our wholly owned subsidiary, operates the plastic lumber division, manufactures structural and non-structural plastic lumber, and fabricates a variety of accessory products, such as park and site amenities made from 100% recycled high density polyethylene, a form of plastic. We also manufacture a composite decking product made from plastic and wood fiber in addition to plastic sheet products, cornerboards, and other items for the packaging industry. U.S. Plastic Lumber Ltd. has one wholly owned subsidiary, The Eaglebrook Group, Inc. The Eaglebrook Group, Inc. operates our Chicago plastic recycling and manufacturing operations.



PLEASE REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOR SEGMENT FINANCIAL INFORMATION FOR THE PAST THREE YEARS.


         Clean Earth, Inc. operates our environmental recycling division including fixed based plants providing thermal desorption and bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services.

         Within the plastic lumber division, we operate a total of eight manufacturing, processing, recycling and fabrication facilities throughout the United States. The primary product produced in four of these plants is plastic lumber profiles made from recycled plastic waste. Recycled plastic lumber is manufactured in a variety of colors, profiles, and shapes including standard lumber dimensions and many custom engineered profiles and shapes. Two of our plants primarily manufacture packaging related products made from plastic. Two of our plants are recycled plastic processing facilities, which include washing, grinding, and pelletizing of post consumer and postindustrial plastic waste. Some of the products from these facilities are used as raw material for our manufacturing plants. Two of our four manufacturing plants also include recycled plastic processing operations. Plastic lumber's principal intended use is as an environmentally friendly and non-toxic alternative to pressure treated lumber and rain forest hardwoods, which is suitable for and provides superior performance in most outdoor applications.


         Within the environmental operations, we operate five facilities. Two of our plants treat and recycle soil that has been contaminated with petroleum hydrocarbons and similar compounds through a process known as thermal desorption. Our third plant treats and recycles soil through a process, which is bioorganic in nature. Our fourth plant treats and recycles soil through a chemical treatment and cold mix process. Finally, we have a plant that consolidates and stabilizes oils, solvents, and heavy metal contaminated waste for disposal at unrelated companies.

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


         Our environmental division offers environmental recycling services and operates several subsidiaries. Clean Earth of New Castle, Inc. and Clean Earth of Philadelphia, Inc. operate low temperature thermal desorption treatment plants that ensure that contaminated soil is treated in accordance with local, state and federal regulations. This thermal treatment process removes petroleum hydrocarbons from the soil. Federal and state agencies (including Delaware, New Jersey, New York, Maryland, and Pennsylvania) have recognized this process as a cost effective technology. Contaminated solids, soils, and construction debris are recycled and reused in construction and industrial applications. Our recycling center in New Castle, Delaware is in a prime location for servicing the Northeast and Mid-Atlantic regions, where extensive remodeling and rebuilding of infrastructure and abandoned industrial property is ongoing. This division also operates Carteret Biocycle Corp., a bioremediation plant located in Carteret, New Jersey, which also removes petroleum hydrocarbons from soil. The plant is similar to Clean Earth of New Castle, Inc.'s facility except that Carteret Biocycle Corp.'s process involves bio-organic destruction of petroleum hydrocarbons whereas Clean Earth of New Castle, Inc.'s facility uses low temperature thermal desorption to remove petroleum hydrocarbons from the soil. The Clean Earth, Inc. division also has a subsidiary, Clean Rock Industries, Inc., located in Hagerstown, Maryland that provides soil-recycling services in the Maryland/Washington D.C. region. The Clean Earth, Inc. division also has a subsidiary, S & W Waste, Inc., which is involved in the recycling and beneficial re-use of industrial wastes. The plant is a permitted Resource Conservation & Recovery Act facility. The remaining environmental recycling subsidiaries, Integrated Technical Services, Inc., Barbella Environmental Technologies, Inc., and Consolidated Technologies, Inc., are involved in beneficial re-use of waste products, upland re-use of dredge materials in strip mines and brownfields properties, environmental construction services, and on-site recycling services.


FORWARD LOOKING STATEMENTS


         When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to numerous risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, exposure on providing extended warranties on products, demand for products and services of the Company, access to capital, dilution, expertise, newly developing technologies, loss of permits, conflicts of interest and related party transactions, regulatory matters, protection of technology, environmental concerns, ability to implement the Company's growth strategy, seasonality, operating hazards and insurance coverage, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the effects of competition and the ability of the Company to obtain additional financing. Such factors, which are discussed in "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


RECENT EVENTS





         On February 20, 2001, we received a Put Notice from the Halifax Fund, L.P. relative to the 5% convertible debenture issued on February 5, 2000 in the amount of $7,500,000. Pursuant to the Put Notice, we had the option to either
(a) repurchase the Outstanding Principal Amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. Prior to the Put Notice, the Minimum Floating Conversion Price was $8.25 per share; however, since the stock price of our common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. We did not elect option (a); therefore the Minimum Floating Conversion Price has permanently re-set to zero.


         On February 28, 2001 and March 31, 2001, we issued 571,429 shares of its Series E Preferred Stock to the Stout Partnership in exchange for a payment to the Company of $500,000 on each of the aforesaid dates. The stock pays a monthly cash dividend at an annual rate of 10%. Each share of Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to specific rights of the Company. The Company at its sole option can redeem the Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 we have the right to require conversion of the Preferred Stock into common stock. Otherwise, the Preferred Stock automatically converts into common stock on March 1, 2002.



         On March 2, 2001, under the terms of the common stock purchase agreement, in connection with the commencement of the first tranche, Fusion Capital Fund II, LLC received 200,000 shares of common stock as a commitment fee. Unless an event of default occurs, Fusion Capital must hold these shares until the common stock purchase agreement has been terminated.



         On March 15, 2001, we entered into a Waiver and Second Amendment to the Credit Facility Agreement ("Waiver and Second Amendment") with our senior lenders, Bank of America, LaSalle National Bank and Union Planters Bank, in which they agreed to waive past defaults on our senior credit facility and the Waiver and First Amendment. The Waiver and Second Amendment required that, among other things, we maintain our financial condition and operating profit within the defined parameters including ratios involving earnings before interest, taxes, depreciation and amortization and interest expense. In addition, the Waiver and Second Amendment contains a provision which requires the Credit Facility to be refinanced or paid in full by April 2002.


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

         We completed the following acquisitions during the period from 1996 through 2000:



                                                 DATE OF               DESCRIPTION OF                     TYPE OF
             COMPANY ACQUIRED                  ACQUISITION                 BUSINESS                      ACQUISITION
-------------------------------------------   --------------   ----------------------------------      ---------------

DuraTech Industries........................    April 1996      Manufacture of recycled plastic         Asset Purchase
                                                               lumber in Lake Odessa, Michigan

Clean Earth, Inc...........................    December 1996   Treatment of contaminated soil          Merger
                                                               and construction debris

Recycled Plastics Industries, Inc..........    January 1997    Manufacture of specialty profile        Acquisition
                                                               recycled plastic lumber products
                                                               in Green Bay, Wisconsin
Advanced Remediation and Disposal
  Technologies, Inc........................    February 1997   Environmental construction and          Merger
                                                               clean up of contaminated
                                                               industrial sties

Environmental Specialty Plastics, Inc......    March 1997      Marketing, fabrication and              Acquisition
                                                               distribution of recycled plastic
                                                               products in Guasti, California

Integrated Technical Services, Inc.........    March 1997      Environmental construction and          Acquisition
                                                               clean up of contaminated
                                                               industrial sties in Winslow, New
                                                               Jersey

EnviroPlastics Corporation.................    June 1997       Processing of recycled plastic in       Acquisition
                                                               Auburn, Massachusetts

Interstate Industrial Corp.................    July 1997       Dredging and upland disposal            Joint Venture
                                                               projects in Clifton, New Jersey         Partnership

Waste Concepts, Inc........................    November 1997   Removal and recycling of waste          Acquisition
                                                               products

Green Horizon Environmental, Inc...........    January 1998    Removal and recycle of waste            Acquisition
                                                               products

Consolidated Technologies, Inc.............    February and    Disposal of dredge materials for        Acquisition
                                               June 1998       use in strip mines in
                                                               Pennsylvania

Chesapeake Recycled Lumber.................    March 1998      Manufacturer of plastic lumber          Asset Purchase

Cycle-Masters, Inc.........................    May 1998        Manufacture of plastic lumber in        Acquisition
                                                               Sweetser, Indiana

GeoCore, Inc...............................    June 1998       Environmental services company in       Acquisition
                                                               New Jersey

Trimax of Long Island Inc. and Polymerix,      June 1998       Manufacture of structural lumber        Asset Purchase
 Inc.......................................                    in Ronkokoma, Long Island

S & W Waste, Inc...........................    December 1998   Recycling and re-use of                 Acquisition
                                                               industrial waste

Eaglebrook Plastics, Inc. and Eaglebrook
  Products, Inc............................    January 1999    Manufacture of plastic lumber in        Merger
                                                               Chicago, Illinois

Brass Investments, Inc.....................    March 1999      Holding company for Soil                Acquisition
                                                               Remediation of Philadelphia, Inc.
                                                               and Allied Waste Services, Inc.

Soil Remediation of Philadelphia, Inc......    March 1999      Soil remediation in Philadelphia,       Acquisition
                                                               Pennsylvania

Allied Waste Services, Inc.................    March 1999      Environmental services company          Acquisition


Brigadoon Industries, Inc..................    April 1999      Manufacture of plastic lumber in        Acquisition
                                                               Ocala, Florida

Barbarella Environmental Technologies,         June 1999       Environmental construction and          Acquisition
 Inc.......................................                    clean-up of contaminated
                                                               industrial sites

Eureka Plastics, Inc. and EcoSource            June 1999       Environmental construction and          Acquisition
 Plastics, Inc.............................                    clean-up of contaminated
                                                               industrial sites

Clean Rock Properties, Ltd.................    December 1999   Holding company for real estate         Acquisition
                                                               of Clean Rock Industries, Inc.

Clean Rock Industries, Inc.................    December 1999   Recycling of contaminated soils         Acquisition

Baron Enterprises, Inc.....................    February 2000   Manufacture of tier sheets and          Asset Purchase
                                                               slip sheets from recycled plastic

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


         We implemented a corporate restructuring as of December 31, 1998, in which we merged many of our subsidiaries together. Recycled Plastic Industries, Environmental Specialty Products, EnviroPlastics, Earth Care of the Midwest, Earth Care of Tennessee, Chesapeake Plastic Lumber, and CycleMasters were merged into U.S. Plastic Lumber Ltd. Within the environmental division, Green Horizon Environmental was merged into Waste Concepts Inc., and Waste Concepts Inc. and GeoCore were subsequently merged into Integrated Technical Services. Advanced Remediation and Disposal Technologies, Inc. had previously been merged into Integrated Technical Services.


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

         -        Virtually maintenance free

         - Promote conservation of trees and reduce use of exotic rain forest hardwoods

         -        Can be worked with conventional tools

         -        Aesthetically pleasing wood-like textured surface

         -        Splinter proof -- never rots

         -        Not affected by termites, ants, or other woodborers

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

         -        No toxic leaching into soil or groundwater

         -        Most graffiti easily washes off

         Products built with our recycled plastic lumber have the appearance of freshly stained or painted wood but the longevity and maintenance-free qualities of plastic. Recycled plastic products are an ideal replacement for wood, metal, and concrete in numerous applications, including most non-structural exterior functions. Some of the potential applications include:

         - Decking systems and platforms, including supporting structures and railings, for residential and commercial projects

         - Packaging products such as cornerboards used in shipping produce worldwide or slipsheets used in material handling applications

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

         -        Sanitary animal pen flooring

         -        Railroad ties


         -        Sea pilings and marine bulkheads


         -        Original Equipment Manufacture custom profiles


         Distribution of the products varies by the type of product. Original Equipment Manufacture, transportation, and packaging products are sold directly to end-users. Our decking and railing systems are primarily distributed through a two-step distribution process. We sell to a building supply company who, in turn, distributes to mass merchants, lumber yards, and others. For products that we fabricate, such as park benches, trash receptacles, and others, they are primarily distributed directly to end-users or in response to government bidding. We are not dependent upon a single customer or a few customers for the sale of these products. No single customer accounts for 10% or more of our consolidated revenues.



         Manufacturing and Recycling Facilities. The Chicago, Illinois manufacturing facility (approximately 400,000 sq. ft.) operates eleven extruders that utilize a vacuum calibration continuous flow forming manufacturing line. This process allows for the manufacture of many special profiles, in any length, that cannot be produced with conventional roll forming or closed mold systems. This facility also provides processing of post consumer and postindustrial plastics, which we utilize as raw material. This facility is the headquarters to all of our plastic lumber operations. One of the specialty products developed at this facility is "Smart Deck"(R), a composite product, consisting of plastic and wood, used for decks in commercial and residential applications. The Smart Deck(R) product line was developed to compete directly with several manufacturers of composite deck product throughout the country. In addition, a plastic slip sheet product, DuraPack(R), and other packaging products are manufactured at this facility to service the packaging industry. We intend to expand our production capacity at this facility using equipment from some of our smaller operations, which during the current year will be consolidated into our regional facilities.


         The Ocala, Florida manufacturing facility currently operates four extruders utilizing continuous flow production. This facility produces products for our packaging division primarily consisting of corner board for the produce shipping industry worldwide. The facility consists of approximately 140,000 sq. ft. on 37 acres of land. Additionally, four additional extruders in this facility are utilized to manufacture our "Smart Deck"(R) product line. This facility also provides processing of post consumer and postindustrial plastics, which we utilize as raw material.

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

         The Fontana, California facility is our newest operation and consists of approximately 136,000 sq. ft. We have one operation near the Fontana plant, located in Chino, California, that processes post consumer and postindustrial plastics, which we utilize as raw material. Currently, the focus of the Fontana facility is manufacturing our packaging product, namely cornerboard, and fabrication of value added products.

         Our Denver, Colorado facility currently has two extruders and consists of approximately 44,800 sq. ft. This facility only produces slipsheets and tier sheets for our packaging division, which product is sold to the beverage industry.


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



         Our manufacturing process involves proprietary technologies and specialized manufacturing equipment that was custom built or modified to our specifications. The manufacturing process utilizes granulated and/or densified recycled plastic, which in some cases, contains additives formulated for desired end use characteristics of the product. A key advantage of the process is the ability to utilize recycled plastic waste to create a consistent material that can be extruded into a desired shape. While the end product maintains many of the desirable properties of traditional wood materials, it also has superior characteristics such as moisture resistance, which give it an advantage over wood for many applications.


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


         Research and Development. We are the only manufacturer of 100% recycled plastic lumber that has received a successful evaluation report from BOCA Evaluation Services, Inc., indicating compliance of our Carefree Decking(R) and Carefree(R) Guardrail System with national building code requirements. BOCA Evaluation Services, Inc. is a national testing organization that evaluates building products. Qualified third party laboratories determine compliance with national building code standards. We are in the process of applying for evaluation reports for products manufactured by us. We have not incurred any significant research and development expenditures during the last three years.


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

         Competition and Barriers to Entry. The recycled plastic lumber industry is a young, highly fragmented industry with over 20 small manufacturers and many more marketers of recycled plastic lumber. The competition is broken down into two separate categories: plastic lumber manufacturers using strictly high-density polyethylene and manufacturers that use a mixture of high density and other polymers to produce a less expensive product.



         We primarily use only high-density polyethylene and additives at all of our plants. The major competitors in this segment of the market include NEW Plastics Corp., Luxemburg, Wisconsin and a variety of small "mom and pop" organizations. We attempt to compete with these competitors on the basis of price, quality, and service. Two competitors who manufacture commingled plastic are The Plastic Lumber Company, Inc., Akron, Ohio and Hammer's Plastics Recycling, Iowa Falls, Iowa.


         Several competitors exist that manufacture a composite product that consists of a mixture of wood and plastic. TREX(R), TimberTech, Louisiana Pacific and AERT are competitors of the Company who use a plastic composite material made with sawdust used to manufacture primarily deckboard. TREX(R) has a strong distribution system in place and has the most widely disseminated product of all of our competitors. We compete directly against the composite deck manufacturers through our Smart Deck(R) product.

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


         We manufacture recycled plastic lumber which will be in direct competition with conventional wood in most of its applications. At present, the principal competitive disadvantage of recycled plastic lumber compared to wood is that recycled plastic lumber is generally more expensive to purchase. Recycled plastic lumber is comparable in price to high-grade cedar and redwood. Composite lumber is about 20% less expensive than recycled plastic lumber. Recycled plastic lumber and composite lumber can be more expensive to initially purchase than comparable wood, but recycled plastic lumber and composite lumber can be more cost effective because they can substantially outlast wood, particularly in applications where the lumber is exposed to the elements. We also believe that environmental restrictions are presently impeding forestry operations in United States forests. A second factor impeding the use of pressure treated wood is the toxic leaching characteristics. Chemicals injected into pressure treated wood contain hazardous constituents that are released into the soil and create potentially hazardous conditions. These factors may reduce, if not eliminate, any price advantage that pressure treated wood presently has with respect to its initial cost.


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

         Potential Markets. By producing a suitable recycled plastic lumber and composite lumber product, we conserve natural resources, reduce the plastic waste entering landfills, and provide a useful, maintenance-free product that satisfies this growing market. One of the major markets for recycled plastic lumber and composite lumber is as a substitute for pressure treated lumber. There are currently a number of states that have either passed laws or have on their legislative agenda, restrictions on the use and disposal of pressure treated lumber. The pressure treating process injects Chromated Copper Arsenate "CCA" (all carcinogens) into the wood. Pressure treated wood has legislative restrictions in some states on its disposal in toxic waste landfills. Plastic and composite lumber is a safe alternative that is fully recyclable and maintenance-free. Home Depot, Inc. and Lowes Inc., leading home improvement retailers whom carry our decking product in some of their stores, have announced during the last year that they will curtail purchases of hardwood lumber that are having an adverse environmental impact. Our product consists of both structural and non-structural profiles, which are an excellent substitute for many exterior uses for traditional wood lumber.


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


         Presently, approximately 180,000 miles of class one railroad track are being utilized in the United States, with approximately 3,334 crossties per mile or a total of over 600,000,000 ties in place. In 1999, 15,000,000 crossties were replaced in the United States, 93% of which were wood ties, and 65,000,000 cross ties were replaced worldwide. In 1999, the worldwide market for replacing crossties was approximately $2.5 billion. In some applications, the creosote wood crosstie may have an expected useful life of less than 5 years, creating a large demand for the more durable recycled plastic crossties that have an estimated useful life in excess of 50 years. Moisture, extreme temperature fluctuations, and location relative to curves and switches are some conditions which shorten creosote wood tie life. Railroads know from extensive experience which locations require highest maintenance. These locations will be the initial target areas for our longer lasting polymer crossties.


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

         We employ market focused Sales Specialists and industry specific representatives to market and sell our products. We utilize traditional sources of sales including attending trade shows, select advertising, cold calling, and customer referrals. We also market and sell through distributor relationships. We are seeking to expand our distribution network nationwide in some markets.


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

         Government Regulation and Environmental Matters. Although the recycled plastic and composite lumber operations do not generate significant quantities of waste materials or hazardous substances, our operations are and will in the future be subject to numerous existing and proposed laws and regulations designed to protect the environment from waste materials and particularly hazardous wastes emissions. We are subject to federal, state and local laws regarding the environment, occupational health and safety, and other regulations applicable to our business. See "-- Environmental Recycling Operation -- Regulatory Matters" for additional discussion of environmental regulations affecting the Company's business. The primary regulations affecting the plastic lumber divisions are air quality emissions from our manufacturing plants, disposal of solid and liquid wastes, wastewater, and storm water discharge. We do not believe that our waste disposal practices and manufacturing processes will be in violation of any existing or presently proposed law or regulation or require special handling permits or procedures or otherwise result in significant capital expenditures that would have a material adverse effect on operations. Currently, costs of compliance with regulatory requirements for the plastic lumber division do not materially impact our financial condition, although many times the delays in approving permit modifications can slow our ability to quickly adapt to changing market conditions. However, we cannot assure you that regulatory requirements will not in the future adversely affect operations or require the introduction of costly additional manufacturing or waste disposal practices, which could adversely affect our financial condition. Additionally, as with manufacturing practices in general, if we release any hazardous substance, such a release could have a material adverse effect whether we (i) directly or indirectly cause the release; or (ii) the release comes from any of our owned or leased properties; or (iii) the release comes from any associated offsite disposal of our wastes; or (iv) the release comes from prior activities on our owned or leased property.


ENVIRONMENTAL RECYCLING OPERATION



         Products and Services. We offer a wide array of services in this operation including soil treatment through either thermal desorption or bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. We have a broad base of customers, and we are not dependent upon a single customer or a few customers for the sale of these services. No single customer accounts for more than 10% of our consolidated revenues.


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


         Carteret Biocycle Corp. was founded in 1997 and opened its facility for business in the third quarter of 1998 in Carteret, New Jersey. This facility serves a similar function as Clean Earth of New Castle, Inc., except that it remediates soil contaminated with petroleum hydrocarbons through a bioorganic process. This facility's operational costs are substantially less than thermal desorption, yet the tipping fee (the fee it charges its customers to treat wastes at the facility) is similar to the tipping fee at the Clean Earth of New Castle, Inc. facility. In addition, Carteret Biocycle Corp. is strategically located to receive materials by truck, rail, or barge. This location is also well suited to receive dredge materials from the New York/New Jersey harbor, transferring the dredge materials to rail and shipping the material for disposition in Pennsylvania strip mines. We believe we are positioned to be one of very few companies able to take advantage of this new market.


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


         In September 1997, the federal government prohibited offshore dumping of contaminated dredge material. We are positioned to take advantage of this new market opportunity by finding alternative ways to re-use contaminated dredge material mixed with other products to create a pozzolonic fill which can be used for cover material and clean fill. For example, we have disposal rights which the Pennsylvania Department of Environmental Protection granted to utilize dredge material mixed with coal ash or incinerator ash to produce a grout like substance suitable to reclaim strip mines. Strip mines represent a very significant environmental issue for Pennsylvania.

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


         Generally, under environmental laws, the generator of the waste is financially and legally responsible for that waste forever, and is strictly liable for the costs of clean up and disposal of these wastes. Disposing of the waste in a landfill or mixing it with other materials does not eliminate that liability. Proper control and tracking of all waste materials which are handled is essential for avoiding any liabilities with respect to these wastes. We take precautions not only to eliminate, if possible, the liability of our customers, who are the generators of the contaminated soil and debris, but also to maintain proper control and tracking of each waste stream. Once the waste has successfully been treated, the liability is significantly reduced. The product, once treated, is no longer classified as waste, but is, generally, a reusable material.


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


         The storage buildings at each facility are large, fully enclosed structures and are built on continuous concrete slabs. We regularly collect and check the run-offs from the buildings. We have divided the buildings into small compartments to maintain rigorous separation and tracking of each waste stream and to minimize commingling. This mitigates the potential liability to a small quantity if undesirable waste is detected after it has been accepted. This also ties into the sophisticated waste tracking system that mobilizes a network of eight microcomputers so as to monitor each load of material from the time of reception to the final treatment test results. These computers function on-line and enable operators to view and analyze, at any time, all the information relative to a given shipment.



         In addition, a comprehensive control system exists with recording devices that insure compliance with the various permit requirements. Clean Earth, Inc. further guarantees the facility's performance by testing the production daily. As recommended in Environmental Protection Agency publication #SW846, Clean Earth, Inc. composites a sample for every 300 tons of production and tests it for BTEX with a Gas Chromatographer and for TPH by the Environmental Protection Agency 418 method, using an independent State certified laboratory. For coal tars, the treated materials are also tested for Polynuclear Aromatic Hydrocarbons by the Environmental Protection Agency 8270 method. We believe that this treatment plant is the first in the industry to control its emissions with a Continuous Emissions Monitoring system. Information is collected minute-by-minute and stored on computers for control purposes. This information is available to both customers and regulators. The property itself is monitored through several monitoring wells. These monitoring wells are tested quarterly. The test results are reported to the Delaware Environmental and Natural Resources Commission.



         Liability Insurance and Bonding Capabilities. Clean Earth has fully bonded the costs of a closure plan approved by the Delaware Environmental and Natural Resources Commission. In addition, Clean Earth, Inc. has secured a total of $7.0 million of General Liability and Environmental Impairment Liability insurance coverages. The waste generating companies' recycled product is also protected with $1.0 million single/$2.0 million aggregate Products and Completed Operations coverage that includes a five-year tail coverage.

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

                                  RISK FACTORS


In considering whether to acquire our common stock, you should consider carefully the risks associated with the ownership of our common stock. These risks are described in detail below. You should consider carefully these risk factors, together with all of the other information in this report.



OUR INABILITY TO OBTAIN FINANCING IN ADEQUATE AMOUNTS AND ON ACCEPTABLE TERMS NECESSARY TO OPERATE OUR BUSINESS OR REPAY OUR DEBT OBLIGATIONS COULD NEGATIVELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND LIQUIDITY.



         Capital requirements relating to the implementation of our business plan have been and will continue to be significant. We believe that our ability to generate cash from operations is dependent upon, among other things, increased demand for our products and services and the successful development of direct marketing and product distribution capabilities. There can be no assurance that we will have sufficient capital resources to permit us to continue implementation of our business plan. Additionally, as discussed below, we have material financial obligations to make payments under our Senior Credit Facility and our Master Credit Facility. As a result of these funding needs, we will need to seek additional external debt and/or equity financing. While we currently have limited lines of credit available and entered into an equity line agreement with Fusion Capital, these lines of credit or other financing may not be available to us in the future or these lines may not be available in the amounts we require to operate our business. In addition, in light of our current financial condition and the pledge of substantially all of our assets as security for our current indebtedness, we may not be able to raise additional capital on terms that are acceptable to us.



         We are highly leveraged and since our inception, we have financed our operations through a number of stock and debt issuances. To the extent we determine to issue a new series of preferred stock which is senior in right of preference to the outstanding shares of preferred stock, shareholder approval would be required from each series of outstanding preferred stock voting as a separate class. Adequate funds on terms acceptable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing shareholders.



         Our failure to obtain additional capital to finance our working capital needs and repay our debt obligations in adequate amounts and on acceptable terms will negatively impact our business, financial condition and liquidity. See "-- If we are unable to meet our payment obligations or comply with the covenants contained in our debt agreements in 2001, we will be required to significantly curtail our operations and it may raise substantial doubt about our ability to continue as a going concern."



IF WE ARE UNABLE TO MEET OUR PAYMENT OBLIGATIONS OR COMPLY WITH THE COVENANTS CONTAINED IN OUR DEBT AGREEMENTS IN 2001, WE WILL BE REQUIRED TO SIGNIFICANTLY CURTAIL OUR OPERATIONS AND IT MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.



         Our liquidity and our ability to meet our financial obligations and maintain our current operations in 2001 and beyond will be dependent on, among other things, our ability to meet our payment obligations under and maintain compliance with our debt covenants in our debt agreements.

         We are highly leveraged, and during 2000 we suffered significant losses from operations, primarily resulting from the significant expenses incurred in our plastic lumber division related to the expansion of our manufacturing facilities, the inefficiencies in the production of several products, increases in raw material costs and product returns from several key customers. Our accumulated deficit totaled $11.5 million as of December 31, 2000.



         Our obligations to make payments under and maintain compliance with covenants in our Senior Credit Facility and our Master Credit Facility are material financial commitments. We are obligated to make term loan payments on our Senior Credit Facility of $1,250,000 per quarter, which payment will increase to $2,500,000 in September 2001, and monthly interest payments on the Senior Credit Facility. In addition, we will be required to refinance or repay our Senior Credit Facility on or before April 2, 2002. As of December 31, 2000, the outstanding balance on this Senior Credit Facility was $42,400,000. We currently do not have the financial resources to retire this debt obligation in 2002. We are currently exploring additional sources of new debt or equity capital and the sale of some of our assets to meet this requirement.



         In addition, we were not in compliance with some of the covenant requirements of our Senior Credit Facility and our Master Credit Facility as of December 31, 2000. We received waivers for these covenant violations as of December 31, 2000 and entered into amendments to the Senior Credit Facility and Master Credit Facility.



         The terms of the Senior Credit Facility also require us to raise $6,500,000 of equity, in increments of $500,000 per month commencing in January 2001 until an aggregate of $6,500,000 has been raised no later than February 2002. As of December 31, 2001, we have raised $2.5 million of the $6,500,000 we are required to raise under the terms of the Senior Credit Facility. We also entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital has agreed to purchase 6 million of our common stock, subject to increase at our discretion by an additional $6,000,000. Under this agreement, we cannot complete the sales of common stock to Fusion Capital until the SEC declares effective a registration statement which registers these shares for resale. As of this date, we have not filed a registration statement with the SEC to register shares to be issued to Fusion Capital.



         Fusion Capital may terminate the common stock purchase agreement upon the occurrence of an event of default, which includes, among other things, our failure to maintain compliance with the Nasdaq

National Market's continued listing standards. We currently do not meet all of these standards. If Fusion Capital terminates this agreement, our liquidity would be impaired. See "-- If our common stock is delisted from the Nasdaq National Market, your ability to resell your shares at or above the purchase price will be reduced and the market price of the shares could decrease."



         Other material financial commitments include payments pursuant to real property leases, equipment leases and manufacturing equipment installment purchases of approximately $568,000 per month, and interest payments or dividend payments on our subordinated convertible debentures and our Series D and Series E convertible preferred stock of approximately $436,000 quarterly. The agreements related to these commitments also contain covenants establishing financial operating restrictions.



         At December 31, 2000, we were not in compliance with the minimum tangible net worth covenant contained in the GE Capital Equipment Term Loan, referred to as the GE Loan in this document. On March 30, 2001, we entered into an amendment to the GE Loan pursuant to which GE Capital agreed to waive the tangible net worth covenant for the fourth quarter of 2000 and amended the covenant for each quarter of 2001. Additionally, we were required to accelerate a portion of the principal payments on the GE Loan and will be required to refinance or repay a portion of the GE Loan upon the refinancing or repayment of the Senior Credit Facility.



         Our Senior Credit Facility and our other debt instruments contain covenants establishing financial operating restrictions. Our failure to comply with any covenant or material obligation contained in these agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained in our credit agreements, an event of default under our debt agreements could accelerate debt repayment terms under other credit agreements, all of which would have a material adverse effect on our liquidity and capital resources.



         If we are unable to meet our payment obligations or comply with the covenants contained in our debt agreements in 2001, we will be required to significantly curtail our operations and it may raise substantial doubt about our ability to continue as a going concern.


WE HAVE A HISTORY OF LOSSES AND IF WE ARE NOT ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY, THE MARKET PRICE OF OUR COMMON STOCK COULD DECREASE.


         We incurred operating losses during much of our history. Our accumulated deficit totaled $11,459,022 as of December 31, 2000. We reported a large loss in the third quarter of 2000 in our plastic lumber division in excess of $4.0 million which resulted in our non-compliance with financial covenants contained in our Senior Credit Facility. Although we negotiated a waiver and amendment to our Senior Credit Facility with our senior lenders dated November 13, 2000, we also reported a large operating loss for the fourth quarter of 2000 of $5.1 million and for the fiscal year 2000 of $2.6 million excluding a restructuring charge of $3.2 million. As a result of these losses, we did not meet some of the financial covenants contained in the Waiver and First Amendment to the Credit Agreement that we entered into with our senior lenders. We have, however, negotiated a Waiver and Second Amendment to our Senior Credit Facility restoring us to compliance with the Senior Credit Facility. At December 31, 2000, as a result of these losses, we were not in compliance with the minimum tangible net worth covenant contained in the GE Loan. On March 30, 2001, we entered into an amendment on the GE Loan pursuant to which GE Capital agreed to waive the tangible net worth covenant for the fourth quarter of 2000 and amended the covenant for each quarter of 2001.


         If we are not able to restore our profitability, which will depend largely on our ability to substantially increase sales, reduce fixed operating costs, and limit the growth of overhead and direct expenses, the market price of our common stock could decrease and our business and operations could be negatively impacted. See "-- If we are unable to meet our payment obligations or comply with the covenants contained in our debt agreements in 2001, we will be required to significantly curtail our operations and it may raise substantial doubt about our ability to continue as a going concern" for further information on our failure to meet some of the financial covenants contained in our Senior Credit Facility.



IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ NATIONAL MARKET, YOUR ABILITY TO RESELL YOUR SHARES AT OR ABOVE THE PURCHASE PRICE WOULD BE REDUCED AND THE MARKET PRICE OF THE SHARES COULD DECREASE.



         In order to maintain the listing of our common stock on the Nasdaq National Market, we are required to meet specified maintenance standards including the receipt of shareholder approval in connection with the issuance of more than 20% of our outstanding common stock and the maintenance of a minimum bid price of $1.00. For example, recently, on some dates, the bid price of our common stock fell below $1.00. In addition, the significant decrease in our stock price and the removal of the floor conversion price on one of our subordinated debenture agreements could result in the issuance of shares in excess of the 20% requirement set forth in Nasdaq rules. To the extent we fail to comply with any of the requirements for continued listing, our common stock will be delisted from trading on the Nasdaq National Market, subject to our right to appeal. If we are delisted, we would likely lose some of the market makers making a market in our stock, as well as coverage by our existing analysts and reduce your ability to resell our shares at or above the purchase price. Further, our efforts to seek new analyst coverage would be significantly impaired and the market price for shares of our common stock could decrease. In addition, if we are delisted, Fusion Capital can terminate its common stock purchase agreement with us. See "-- If we are unable to meet our payment obligations or comply with the covenants contained in our debt agreements in 2001, we will be required to significantly curtail our operations and it may raise substantial doubt about our ability to continue as a going concern."



         If our common stock is delisted from the Nasdaq National Market, trading in our common stock may be subject to regulations promulgated by the Securities and Exchange Commission applicable to "penny stocks." The Securities and Exchange Commission defines a "penny stock" to be an equity security not traded on a national securities exchange or NASDAQ that has a market price of less than $5.00 per share, subject to exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. If our common stock is subject to the rules on penny stocks, the market liquidity for our common stock could be materially and adversely affected. Any disruption in the liquid market of our common stock could limit our access to the equity markets in the future and could have a materially adverse effect on our business, financial conditions and results of operations.



THE FAILURE OF OUR PRODUCTS TO PERFORM OVER THEIR WARRANTY PERIODS, WHICH FOR SOME PRODUCTS MAY BE AS LONG AS 50 YEARS, COULD RESULT IN DECREASES IN OUR OPERATING INCOME AND STOCK PRICE.



         Our plastic lumber products are fairly new, have not been on the market for long periods of time, and may be used in applications for which we may have no knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liability related to product warranty or product liability issues. During fiscal 2000, our gross profit in the plastic lumber division declined primarily due to returns of a product by a major customer. Although we have established an accounting reserve to handle product issues, given our limited historical experience, our current reserve may not be sufficient. If our products fail to perform over the extended warranty periods, which for some products are as long as 50 years, we may not have the ability to adequately protect ourselves against this potential liability, which could reduce our operating income and our stock price.

IF WE ARE UNABLE TO ATTRACT AND KEEP EMPLOYEES WITH THE REQUISITE LEVELS OF EXPERTISE, IT COULD NEGATIVELY IMPACT OUR ABILITY TO CONDUCT BUSINESS BY REDUCING REVENUES OR INCREASING OPERATING EXPENSES.

         Our business requires a significant amount of expertise in a wide variety of functions. We may not be able to maintain employees with the requisite levels of expertise or to attract and keep these employees in the future. Our failure to attract and keep employees with the requisite levels of expertise could negatively impact our ability to conduct business by reducing revenues or increasing operating expenses.

SEVERAL OF OUR DIRECTORS, OFFICERS, AND EMPLOYEES ARE AFFILIATED WITH ENTITIES WHICH ARE SIGNIFICANT SHAREHOLDERS OF OURS, WHICH COULD RESULT IN A CONFLICT OF INTEREST.

         Several of our directors, officers, and employees are affiliated, through ownership or otherwise, with Stout Partnership, which is a significant shareholder, or other entities that have an equity interest in us. See Item 12 "Security Ownership of Certain Beneficial Owners and Management." When our directors who are affiliated with these entities are faced with decisions where we have interests adverse to those entities, a conflict of interest could arise. Since a majority of our directors are affiliated with those entities, agreements related to monies provided by some of those entities were not the result of arm's-length negotiations and may include terms and conditions that may be less favorable to us than terms contained in similar agreements negotiated with third parties.

IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY, OUR BUSINESS MAY SUFFER WHICH COULD RESULT IN A DECREASE IN OUR STOCK PRICE.

         The success of our growth strategy depends on our ability to continue to increase profit margins by increasing revenues and decreasing operating costs through:

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

         Our inability to implement any or all of these strategies could result in a reduction in our earnings and profits and our stock price could decrease.

AS A RESULT OF OUR ACQUISITION OR LEASE OF REAL ESTATE, WE MAY BECOME LIABLE FOR THE REMEDIATION AND/OR REMOVAL OF HAZARDOUS OR TOXIC SUBSTANCES FROM THAT REAL ESTATE WHICH COULD RESULT IN A DECREASE IN OUR OPERATING INCOME AND STOCK PRICE.

         From time to time, we acquire or lease storage facilities or other properties in connection with the operation of our business. Under various U.S. federal, state, or local environmental laws, ordinances, and regulations, we could be required to investigate and clean up hazardous or toxic substances or chemical releases at properties we acquire or lease. We could also be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and cleanup costs incurred by those parties in connection with any contamination. The costs of investigation, remediation, or removal of hazardous or toxic substances may be substantial, and the presence of those substances, or the failure to properly remediate a property, may adversely affect our ability to sell or rent a property or to borrow using a property as collateral. In addition, we could be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from these properties, which could result in a decline in our stock price.

THE SEASONAL NATURE OF OUR BUSINESS COULD HURT OUR REVENUES, WHICH COULD RESULT IN A DECREASE IN OUR STOCK PRICE.

         Our business is seasonal in nature. Historically, we have generated a substantial portion of our revenues and profits during the second and third quarters of our fiscal year. If for any reason our revenues fall below those normally expected during the second and third quarters of our fiscal year, our stock price could decrease.

BECAUSE OUR PRODUCTS ARE RELATIVELY NEW, WE MAY ENCOUNTER RESISTANCE FROM PROSPECTIVE CUSTOMERS WHICH COULD RESULT IN DECREASED REVENUES AND A DECLINE IN OUR STOCK PRICE.

         The reclamation and recycling of plastic and the manufacture of plastic lumber for use in construction, and other composite materials containing recycled plastics, are relatively new. A general reluctance exists in the construction industry to use new products before they have been extensively tested, particularly in segments of the construction industry that have exacting performance standards for component materials. In the case of our recycled plastic lumber and composite materials in particular, this testing may be extensive for each prospective customer and may require substantial additional time and resources. In addition, we may experience resistance from prospective customers who are accustomed to more conventional, non-artificial wood materials. Moreover, we may not have sufficient financial and other resources to undertake extensive marketing and advertising activities or to afford the cost of the necessary marketing and sales personnel when it becomes appropriate to broaden our marketing efforts.

IF WE ARE NOT ABLE TO OBTAIN OUR RAW MATERIALS AT COMMERCIALLY REASONABLE TERMS, OUR EARNINGS MAY BE REDUCED WHICH COULD RESULT IN A DECREASE IN OUR STOCK PRICE.



         The availability of low-cost raw materials, namely post-consumer and industrial plastic waste products, is a material factor in our costs of operations. In 2000, we experienced significant cost increases relative to increases in energy related prices which caused our raw material costs to increase substantially. The unavailability, scarcity, or increased cost of these raw materials could continue to affect our profitability. We purchase most of our raw materials through generators of post-consumer and industrial recycled plastic materials. We do not rely on contractual arrangements with our raw materials suppliers and we have no long-term supply contracts. Disruption of our supply sources could reduce our earnings and result in a decrease in our stock price.



IF WE ARE UNABLE TO DEVELOP NEW TECHNOLOGIES, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, OUR BUSINESS COULD SUFFER AND OUR STOCK PRICE COULD DECREASE.



         Our products and services involve newly developing technologies and we may be unable to compete effectively in developing and marketing new products and services or in developing or maintaining the know-how, technology, and patents to compete effectively. The public is generally unaware of these newly developing products and services generally, or as alternatives to more traditional and well-established products. To compete effectively, we must increase public knowledge and acceptance of our products and services and develop and maintain appropriate levels of know-how and technical expertise. Our failure to develop new technologies could have an adverse effect on our ability to compete and our business could suffer causing a decrease in our stock price.


A LACK OF UNIFORM STANDARDS EXISTS IN THE PLASTIC LUMBER INDUSTRY IN WHICH WE OPERATE THAT COULD RESTRICT THE GROWTH OF PLASTIC LUMBER PRODUCTS AND LIMIT THE MARKET FOR THESE PRODUCTS, WHICH COULD RESULT IN DECREASED REVENUES.


         The American Society for Testing and Materials and other industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with the standards relative to the proposed applications. Since uniform, recognized standards or methods have only recently been established for measuring the characteristics of plastic lumber, potential users may not be aware of this method of judging whether or not plastic lumber may be suitable for their particular requirements, without being informed of these standards by the plastic lumber supplier or otherwise becoming aware of them. The fact that these standards are not well known for plastic lumber may limit the market potential for our building materials and make potential purchasers of these building materials reluctant to use them and result in decreased revenues and a decline in our stock price.



BECAUSE THE INDUSTRIES IN WHICH WE OPERATE ARE SUBJECT TO EXTENSIVE REGULATION, THE COST OF COMPLYING WITH THOSE REGULATIONS, OR THE LIABILITY FOR NOT COMPLYING, COULD BECOME SUBSTANTIAL WHICH COULD REDUCE OUR REVENUES AND RESULT IN A DECREASE IN OUR STOCK PRICE.


         Our businesses are subject to extensive laws and regulations designed to protect the environment from toxic wastes and hazardous substances or emissions and to provide a safe workplace for employees. Under current federal regulations, the Resource Conservation & Recovery Act, and Comprehensive Environmental Responsibility, Compensation, and Liability Act, the generator of toxic or hazardous waste is financially and legally responsible for that waste forever, and strictly liable for the clean up and disposal costs. In particular, the business of treating or otherwise handling toxic or hazardous waste materials is fraught with potential liability to handlers if the handling and tracking of wastes is not completed properly. We believe we are either in material compliance with all currently applicable laws and regulations or that we are operating in accordance with appropriate variances or similar arrangements, but we cannot be sure that we will always be deemed in compliance, nor can we be sure that compliance with current laws and regulations will not require significant capital expenditures that could have a material adverse effect on our operations. These laws and regulations are subject to change and could become more stringent in the future. Although state and federal legislation currently provide for procurement preferences for recycled materials, the preferences for materials containing waste plastics are dependent upon the eventual promulgation of product or performance standard guidelines by state or federal regulatory agencies. The guidelines for recycled plastic building materials may not be released or, if released, the product performance standards required by those guidelines may be incompatible with our manufacturing capabilities. It may be necessary to expend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable environmental, zoning, health, and safety regulations and as to which there may not be adequate insurance coverage. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated.

IF WE ARE NOT ABLE TO MAINTAIN OUR PERMITS AND LICENSES NECESSARY TO CONDUCT OUR BUSINESS, OUR REVENUES AND STOCK PRICE COULD BE REDUCED.

         Our business, especially our environmental recycling operation, depends on our maintaining permits and licenses from many different federal, state, and local agencies. Due to changing requirements of these agencies, we may be unable to maintain our permits and licenses in the future or that we will be able to modify our permits and licenses, if necessary, to be able to compete effectively. If we are not successful in maintaining the permits and licenses necessary to conduct our business, our revenues and stock price could be reduced.

BECAUSE WE RELY SIGNIFICANTLY ON OUR TRADE SECRETS, OUR INABILITY TO PROTECT THESE TRADE SECRETS COULD RESULT IN REDUCED REVENUES AND A DECREASE IN OUR STOCK PRICE.

         Our businesses involve many proprietary trade secrets, including methods, processes, and equipment designs for which we have not sought patent protection. Rather than rely on patent protection, we have generally chosen to rely on the unique and proprietary nature of our processes. If our trade secrets are disclosed or if our competitors independently develop comparable or superior technology, our revenues and stock price could decline.

         We have obtained licensing rights with respect to patent technology related to manufacturing railroad crossties and structural lumber, but we may be unable to maintain those rights for any length of time. We will seek protection against known infringement of our patents, but our efforts may be unsuccessful. Additionally, our patents may not adequately protect us from similar technology being developed with different formulations or from use of our technology in countries in which we do not have patent protection.

IF WE ARE NOT ABLE TO SUCCESSFULLY OBTAIN BID WORK AT SUITABLE PROFITABLE MARGINS, OUR OPERATING INCOME WILL DECREASE AND OUR STOCK PRICE MAY DECLINE.

         Our environmental recycling operation consists of subsidiaries which are highly reliant upon contract bidding as a significant source of revenues. We may not be successful in obtaining bid work in the future or if we do obtain bid work, it may not be at suitable profitable margins. Our failure to successfully obtain bid work at suitable profitable margins may result in a decrease in our operating income and stock price.

THE OCCURRENCE OF AN EVENT NOT FULLY COVERED BY INSURANCE COULD REDUCE OUR OPERATING INCOME OR OUR REVENUES WHICH COULD RESULT IN A DECREASE IN OUR STOCK PRICE.

         Our business could be disrupted by a variety of occurrences, including:

         -        Fires, explosions, or blowouts;

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

         We maintain insurance coverage against some, but not all, potential risks, however, our insurance may not be adequate to cover all losses or exposure for liability, or continue to be available at premium levels that justify its purchase, or continue to be available at all. If an event occurs which is not fully covered by insurance, our revenues and stock price could be reduced.

A SUBSTANTIAL INCREASE IN INTEREST RATES COULD INCREASE OUR COST OF FUNDS, REDUCE OUR OPERATING INCOME AND RESULT IN A DECREASE IN OUR STOCK PRICE.

         A substantial portion of our outstanding indebtedness is at variable interest rates. Our annual cash interest expense on our indebtedness as of December 31, 2000 is approximately $7.2 million, of which approximately $3.4 million is based indebtedness with variable interest rates. Because of our variable rate debt, cash interest expense will increase by approximately $370,000 for each 1% increase in interest rates. As a result, a substantial increase in interest rates could increase our cost of borrowed money, which could reduce our cash flow and earnings and result in a decrease in stock price.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE INDUSTRIES IN WHICH WE OPERATE WHICH WOULD REDUCE OUR REVENUES AND OUR STOCK PRICE.

         All of our businesses operate in highly competitive industries. For example, our recycled plastic lumber business faces competition from other producers of recycled plastic lumber as well as producers of vinyl and aluminum decking, and traditional wood, especially pressured treated wood. We compete against other makers of recycled plastic principally upon the basis of price and quality, as well as the immediate availability of the product. We compete against other products such as pressure treated lumber by emphasizing the superior suitability characteristics of plastic lumber for some of the applications, as well as appealing to the environmental consciousness of consumers.



         Our environmental recycling operations face competition from several large competitors that provide similar services throughout the northeast and Mid-Atlantic States. The resources of these competitors, financial or otherwise, are such that it is very difficult for us to effectively compete. In some instances, our competitors have more revenues, larger market share, better name recognition and more available capital which could make it difficult for us to compete. In addition, the environmental industry is changing as a result of rapid consolidation and our future success may be affected by those changes. Our failure to compete successfully in either the plastic lumber or the environmental industry could reduce our revenues and our stock price.



SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS NECESSARY TO GROW OUR BUSINESS IN NEW STOCK OFFERINGS.



         There were approximately 34,845,944 shares of our common stock outstanding as of February 28, 2001. In addition, we will issue common stock in connection with our outstanding convertible debt and convertible securities or in other transactions. Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through future offerings of equity securities. Additionally, all shares registered in this offering will be freely tradable. The sale by the selling shareholders of significant amounts of shares registered in this offering at any given time could cause the trading price of our common stock to decline.


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


         - Our bylaws provide for staggered terms for the members of the board of directors, with each board member serving a staggered three year term.



         - Our employee stock option plan provides that options to purchase our common stock will immediately become exercisable upon a change in control.



EVEN IF OUR STOCK PRICE DECREASES, WE MAY ELECT TO CAUSE PURCHASES OF OUR COMMON STOCK TO BE MADE UNDER THE FUSION CAPITAL COMMON STOCK PURCHASE AGREEMENT OR OTHER FINANCIAL AGREEMENTS ENTERED INTO IN THE FUTURE, CAUSING MORE SHARES TO BE OUTSTANDING AND RESULTING IN SUBSTANTIAL DILUTION.

         The purchase price for the common stock to be issued to Fusion Capital under the common stock purchase agreement will fluctuate based on the closing price of our common stock. We may also enter into other financing agreements in which we issue shares based upon a future closing price of our common stock. The sale of a substantial number of shares of our common stock or anticipation of such sales could make it more difficult for us to sell equity or equity related securities in the future at a time and price we deem appropriate. The Fusion Capital sales or sales to others can result in significant dilution to the ownership interests of other holders of our common stock. Such dilution could be more significant if the trading price of our common stock at the time Fusion Capital purchases shares of our common stock under the common stock purchase agreement is lower than the current trading price of our stock, as a lower trading price would cause more shares of our common stock to be issuable to Fusion Capital.

         The following table sets forth the number of shares of our common stock that would be sold to Fusion Capital upon our sale of all of the common stock under the first tranche of the common stock purchase agreement at varying purchase prices:




                                                                     PERCENTAGE OF
                         ASSUMED PURCHASE     NUMBER OF SHARES    OUTSTANDING SHARES
         MARKET PRICE         PRICE(1)        TO BE ISSUED(2)       TO BE ISSUED(3)
         ------------    ----------------     ----------------    ------------------
          $1.00(4)             $1.00              6,200,000              15.1%
          $0.75                $0.75              8,200,000              19.1%
          $0.50                $0.50             12,200,000              25.9%
          $0.25                $0.25             24,200,000              41.0%



-----------------------------


(1)      The purchase price per share is equal to the lesser of:

         - the lowest sale price of our common stock on the purchase date; or

         - the arithmetic average of the five lowest closing bid prices for the common stock, during the fifteen consecutive trading days ending on the trading day immediately preceding such purchase date (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the fifteen consecutive trading days).

For purposes of this table, we have assumed that the purchase price is equal to the corresponding market price in the adjacent column, but the actual purchase price may be higher or lower.

(2)      Includes an additional 200,000 shares issued as a commitment fee.

(3) Based on 34,836,594 shares outstanding as of December 31, 2000. Includes the number of shares issuable at the corresponding assumed purchase price set forth in the adjacent column.

(4) Represents the closing price of our common stock as listed on the Nasdaq National Market on March 28, 2001.

         Although we have the right to block Fusion Capital's purchases under the common stock purchase agreement, we may still elect to require Fusion Capital's purchase of shares under the common stock purchase agreement. We can require Fusion Capital to purchase additional shares if our trading price is at least $3.50. In the event that we decide to issue a number of shares that represents greater than 19.99% of our outstanding shares of common stock, we would first seek shareholder approval. The purchase under the common stock purchase agreement of a significant percentage of our outstanding stock may result in substantial dilution to the ownership interests of other holders of our common stock.

THE COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL COULD LEAD TO DOWNWARD PRESSURE ON OUR STOCK PRICE.

         Either actual dilution caused by sales of our common stock to Fusion Capital or the perception of such dilution by holders of our common stock could cause holders to elect to sell the shares of common stock held by them, which could cause the trading price of our common stock to decrease. Furthermore, a perception that sales of our common stock to Fusion Capital may lead to downward pressure on the trading price of our common stock could provide an incentive for selling our common stock which could also adversely affect the trading price of our common stock. See "-- If our common stock is delisted from the Nasdaq National Market, your ability to resell your shares at or above the purchase price would be reduced and the market price of the shares could decrease."

ANY DECREASE IN OUR STOCK PRICE WOULD RESULT IN THE ISSUANCE OF A GREATER NUMBER OF SHARES UPON THE CONVERSION OF THE DEBENTURE ISSUED TO ONE OF OUR SHAREHOLDERS RESULTING IN ADDITIONAL DILUTION TO OUR SHAREHOLDERS AND CREATING ADDITIONAL DOWNWARD PRESSURE ON OUR STOCK PRICE.

         On February 2, 2000, we sold Halifax Fund, L.P. a debenture in the principal amount of $7,500,000 and a warrant to purchase 200,000 shares of our common stock at an exercise price of $10.09125 per share. The debenture is convertible into common stock at the lower of $9.6525 per share or the lowest trading price during the four trading days preceding the conversion.

         The table below illustrates that a lower market price of our common stock will result in a larger number of shares being issued to Halifax upon conversion of its debenture and exercise of its warrant:




                                                                  NUMBER OF SHARES
                                                                   ISSUABLE UPON          PERCENTAGE OF OUTSTANDING
                                                               CONVERSION, INCLUDING        COMMON STOCK ISSUABLE
     COMMON STOCK PRICE           CONVERSION PRICE(2)           EXERCISE OF WARRANT          UPON CONVERSION(3)
     ------------------           --------------------       -------------------------    ------------------------
           $1.00(1)                      $1.00                       7,700,000                     16.8%
           $0.75                         $0.75                      10,200,000                     21.1%
           $0.50                         $0.50                      15,200,000                     28.5%
           $0.25                         $0.25                      30,200,000                     44.2%


----------------------------

(1) Represents the closing price of our common stock as listed on the Nasdaq National Market on March 28, 2001.

(2) For purposes of this table, we have assumed that the conversion price is equal to the corresponding market price in the adjacent column, but the actual purchase price may be higher or lower.

(3) Based on 34,836,594 shares outstanding as of December 31, 2000. Includes the number of shares issuable at the corresponding assumed purchase price set forth in the adjacent column.

         As a result of the conversion price of the debenture fluctuating based on the trading price of our common stock, Halifax's conversion of its debenture can result in dilution to the ownership interest of other holders of our common stock. Such dilution will become more significant if the trading price of our common stock decreases and the dilution could create additional downward pressure on our stock price.

                    DIRECTORS AND OFFICERS OF THE REGISTRANT

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

                                                         DIR. SINCE
        NAME OF DIRECTOR/OFFICER             AGE(1)    (TERM EXPIRES)          POSITIONS WITH THE COMPANY
-------------------------------------        ------    --------------   ----------------------------------------
Mark S. Alsentzer....................          45         May 1994      Chairman, President & Chief Executive
                                                             (2004)     Officer

August C. Schultes, III..............          54         Feb 1997      Director
                                                             (2004)

Roger Zitrin.........................          53         Nov 1996      Director
                                                             (2002)

Kenneth Ch'uan-K'ai Leung............          56        July 1999      Director
                                                             (2002)

Gary J. Ziegler......................          53         Feb 1997      Director
                                                             (2003)

John W. Poling.......................          55               --      Chief Financial Officer


Bruce C. Rosetto.....................          42               --      Secretary/Executive Vice President and
                                                                        General Counsel

Michael D. Schmidt...................          52               --      Treasurer and Vice President of Finance


----------------------------


(1)  As of December 31, 2000.



DIRECTORS

         The following is a description of the biographical information of each of our directors for the last five years:

         MARK S. ALSENTZER. Mr. Alsentzer has been our President and Chief Executive Officer since December 1996 and Chairman since January 2000. Mr. Alsentzer has served as a director since May 1994. From 1980 to 1992, Mr. Alsentzer served as President of Stout Environmental, Inc., a full service hazardous waste environmental service company. In 1992, Stout Environmental merged with Republic Industries, where Mr. Alsentzer remained as Vice President of Republic Environmental Systems, Inc. In addition, Mr. Alsentzer was Director of Cemtech, an environmental company sold to Waste Management in 1991. Mr. Alsentzer founded Clean Earth, Inc. which is currently our wholly-owned subsidiary and a leading recycler of contaminated soil and debris located in the northeast. Mr. Alsentzer was Chief Executive Officer of Clean Earth from 1993 to 1996. Mr. Alsentzer has a B.S. degree in Chemical Engineering from Lehigh University and an M.B.A. from Farleigh Dickenson University.

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

         AUGUST C. SCHULTES III. Mr. Schultes has served as a director since February 1997. Since 1991, Mr. Schultes has been the Chairman of the Board and Chief Executive Officer of A.C. Schultes, Inc., a contracting and service organization specializing in water well drilling, water and waste water treatment, and pump and motor repair services with offices in Maryland, Delaware and two locations in New Jersey for over seventy - five years. He is also the Chairman of the Board and Chief Executive Officer of Life

Care Institute, a medical diagnostic center with facilities to perform stress tests, CAT scans, MRI scans and physical therapy located in New Jersey. He was also the founder, Chairman of the Board and Chief Executive Officer of Stout Environmental, Inc., a full service hazardous waste environmental company, which was merged with Republic Industries. Mr. Schultes graduated from Penn State University and has a B.S. degree in Civil Engineering.



         GARY J. ZIEGLER. Mr. Ziegler has served as a director since February 1997. Since 1992, Mr. Ziegler has been President of Consultants and Planners, Inc., which provides operating services to several water utility companies in New Jersey. Mr. Ziegler is a Professional Engineer and Professional Planner in New Jersey, a Professional Engineer in Maryland, Pennsylvania, Ohio and New York and a member of the American Society of Civil Engineers and the National Society of Professional Engineers. He was President of W.C. Services, Inc. and Vice President of Stout Environmental, Inc. Mr. Ziegler graduated from Clemson University with a B.S. degree in Civil Engineering.



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


         The following is a description of our officers who are not also directors:


         JOHN W. POLING is our Chief Financial Officer, a position he has held since 1999. Mr. Poling is responsible for our overall financial reporting and SEC reporting, accounting operations and accounting controls. Prior to joining us in early 1999, Mr. Poling was Vice President of Finance at Eastern Environmental from 1996 to 1999. Mr. Poling has held senior financial positions in publicly-held environmental services companies since 1979, and served as Vice President and Treasurer of Smith Technology Inc. from 1994 to 1996, Vice President, Finance and Chief Financial Officer of Envirogen, Inc. from 1993 to 1994, President of Tier Inc. from December 1992 to September 1993, and Vice President-Finance and Chief Financial Officer of Roy F. Weston, Inc. from 1989 to 1992. Mr. Poling received a B.S. degree in Accounting from Rutgers University.



         BRUCE C. ROSETTO is Executive Vice President and General Counsel/Secretary, a position he has held since 1997. Mr. Rosetto joined us in January 1997 and his primary responsibilities are acting as General Counsel, providing management support and performing the functions as corporate secretary. Mr. Rosetto was a partner in a New Jersey law firm, Paschon, Feurey, and Rosetto from 1982 to 1986. In 1986, Mr. Rosetto became Chairman and Chief Executive Officer of Consolidated Waste Services of America, Inc., a fully integrated environmental company. Mr. Rosetto built that company primarily through mergers and acquisitions into one of the largest privately owned environmental companies in New Jersey until its acquisition by USA Waste Services. In 1994, he became Chairman and Chief Executive Officer of Hemo Biologics International, Inc., a biologic products company. He graduated from LaSalle University in 1979 with a B.A. Degree in Political Science, and from Villanova University School of Law in 1982, with a J.D. degree. He is currently a member of both the Florida and New Jersey Bars.

         MICHAEL D. SCHMIDT is Treasurer and Vice President of Finance, positions he has held since 1997. Mr. Schmidt joined us in December 1997. Mr. Schmidt has over 20 years of public and private accounting experience including ten years in the environmental industry. Prior to joining us, Mr. Schmidt served as Chief Financial Officer of Republic Environmental Systems, Inc., a publicly traded company and a leading environmental service provider, headquartered in Blue Bell, Pennsylvania, a position he held for approximately ten years. Mr. Schmidt has a B.S. degree in Business Administration from Rowan University and is a Certified Public Accountant in the State of New Jersey.


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


         The primary properties operated by the Company at December 31, 2000 are as follows:


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


         Ocala, Florida: This location consists of approximately 143,200 sq. ft. This facility houses the southern Regional office of the Company as well as consisting of a manufacturing, distribution warehouse, and recycling of resins for use as raw material. The property is in good condition and is owned by the Company.

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


         Fontana, California: This location consists of approximately 138,000 sq. ft. This facility houses the western Regional office of USPL Ltd. which includes a manufacturing, distribution warehouse, and fabrication facility. The property is in good condition and is leased. The lease expires on September 2004 and the monthly rental is $34,907.



         Chino, California: This location consists of approximately 33,571 sq. ft. This facility is used for recycling of resins, in part, used as raw material in our manufacturing operations. The property is in good condition and is leased. The lease expires in February 2006. The monthly rental is $13,000.



         Vernon, California: This location consists of approximately 25,000 sq. ft. This facility is used for recycling of resins, in part, used as raw material in our manufacturing operations. The property is in good condition and is leased. The lease expires in September 2001 and the monthly rental is $10,070.


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


         Carteret, New Jersey: This facility consists of approximately 80,000 sq. ft. and five acres of property. This facility recycles soil through a bioorganic process. The property is in good condition and is leased with an option to purchase the leased premises and adjacent property. The lease expires in December 2027, and the monthly rental is $18,050.


         Kearny, New Jersey: This facility is the administrative offices and treatment, storage and disposal facility for the S & W Waste operations of the Company. It consists of approximately 7 acres and is owned by the Company. The facility is in good condition.


         Somerville, New Jersey: This facility is an administrative office for the Company's environmental construction services company. The property is in good condition and is leased. This lease has a rental of $2,730 per month and expired on July 31, 2000. The Company currently leases the premises on a month-to-month basis.


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

ITEM 3.  LEGAL MATTERS


         From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the usual course of our business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of our management that the resolution of these legal actions should not have a material effect on our financial position, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of the security holders, through proxy solicitation or otherwise.

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


             QUARTER ENDED                    HIGH                LOW
------------------------------------         -------             -----
March 31, 1999......................          $ 9.13             $4.56
June 30, 1999.......................          $10.75             $7.00
September 30, 1999..................          $13.25             $7.00
December 31, 1999...................          $16.50             $7.50
March 31, 2000......................          $10.69             $7.00
June 30, 2000.......................          $ 9.38             $3.00
September 30, 2000..................          $ 5.00             $3.00
December 31, 2000...................          $ 3.97             $ .84



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


RECENT SALES OF SECURITIES DURING THE LAST THREE YEARS


         In the three years preceding the filing of this report, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"):



         On January 2, 1998, the Company acquired Green Horizon Environmental, Inc. (GHI), an environmental recycling services company located in Norristown, PA. The stockholders of GHI received 50,000 shares of the common stock of the Company. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

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

         During the period from April 1998 through June 1998, the Company had offered and sold 211,020 shares of Class B Preferred Stock to investors at $21 per share, and raised $4,431,420 in proceeds. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. The securities were sold primarily to accredited investors, officers, directors or other acquaintances who were familiar with the business of the Company and who were able to assess the risks and merits of the investment. In the third quarter of 1999, all holders of Series B Preferred Stock converted their shares of Series B Preferred Stock into common stock of the Company.

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

         On June 30, 1998, the Company acquired the remaining forty-five percent interest in Consolidated Technologies, Inc. (CTI), an environmental recycling services company located in Norristown, PA. The stockholder of this company received 40,000 shares of common stock of the Company with additional shares to be paid in the event the performance criteria are met. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

         The Company purchased substantially all of the assets of Trimax of Long Island, Inc. and Polymerix, Inc. ("Trimax") with the approval of the U.S. Bankruptcy Court. The purchase was effective June 30, 1998 and includes two patents for the manufacture of structural plastic lumber. Upon approval of the Bankruptcy Plan in December 1998, the Company issued 118,391 shares of common stock. This offering was completed without any general or public solicitation. The Company obtained a "No Action" letter from the Securities and Exchange Commission regarding the ability of the creditors before the bankruptcy court to sell the stock being issued pursuant to the Plan without restriction.

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

         On December 22, 1998 and January 26, 1999, the Company raised $6,500,000 in the form of convertible securities from Halifax Fund LP and Societe de General LP. The transaction is structured as a convertible debenture carrying a 5% coupon. As part of the transaction, the Company has agreed to register common stock underlying the Debentures at which point the investment funds can elect to convert all or any portion of their Debentures into common stock. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. The common stock underlying the Debentures was registered pursuant to a registration statement filed with the Securities and Exchange Commission on May 14, 1999. During fiscal 2000, the Halifax Fund LP and Societe de General LP converted their Debentures to common stock.

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

         In January 2000, the Company issued 632,833 shares to the shareholders in settlement of the earnout agreements related to the Company's merger with Clean Earth, Inc. in 1996. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

         On February 2, 2000, the Company raised $7,500,000 in the form of a subordinated convertible debenture issued to Halifax Fund, L.P. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving a public offering. This offering was completed without any general or public solicitation; the offering was made to a shareholder of the Company. The shareholder had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of shareholder enabled it to evaluate the risks and merits of the investment.

         On February 10, 2000, the Company acquired substantially all of the assets of Baron Enterprises for 202,376 shares of common stock. Baron manufactures slipsheets and tier sheets for material handling systems within the beverage industry. At the time of the Closing, Baron had two facilities, one in Denver, Colorado and the other in Reidsville, North Carolina. We recently closed the Reidsville facility and moved the assets to our Chicago facility as part of our plan to consolidate smaller plants into our regional hubs. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.


         In September of 2000 the Company issued 1,187,285 shares of its Series D Preferred Stock. The Series D Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series D Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to the rights of the Company. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002, the Company has the right to require conversion of the Series D Preferred Stock into common stock. Otherwise, the Series D Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $4.1 million from the issuance of Series D Preferred Stock were used for general corporate purposes. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.



         In November 2000 - March 2001, the Company issued 1,714,285 shares of its Series E Preferred Stock. The Series E Preferred Stock pays a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. Each share of Series E Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to the rights of the Company. The Company at its sole option can redeem the Series E Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002, the Company has the right to require conversion of the Series E Preferred Stock into common stock. Otherwise, the Series E Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $3 million from the issuance of Series E Preferred Stock were used for general corporate purposes. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.



         In addition to the above, the Company issued 52,408 shares of common stock for miscellaneous reasons, including settlements of litigation and employee bonuses. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these shareholders enabled them to evaluate the risks and merits of the investment.


OPTIONS AND WARRANTS


         There are numerous members of the management, directors, employees, consultants and financial investors of the Company and its subsidiaries who have been granted options in 2000 to purchase 675,167 shares of common stock subject to the terms for vesting and exercise prices. As of December 31, 2000, options to purchase 3,796,750 shares of common stock were outstanding.

         On or about February 2, 2000, the Company granted 200,000 warrants to Halifax Fund, L.P. at an exercise price of $10.09 per share as part of the consideration of a $7,500,000 investment made in the Company's convertible securities.


         On or about December 6, 2000, the Company granted 250,000 warrants to the Stout Partnership at an exercise price of $1.50 per share. The warrants were granted in consideration of the Stout Partnership exchanging its unsecured loan for convertible debentures and providing the Company with additional funding of $2,000,000 as part of the Series E Preferred Stock private placement. August C. Schultes, III and Gary J. Ziegler are individual partners in Stout Partnership and also serve as directors to the Company. Mark S. Alsentzer is Chairman and CEO of the Company as well as an individual partner in Stout Partnership. In addition, Stout Partnership received 250,000 warrants because some of the assets of the Company were not disposed of as of June 1, 2001.



         As of December 31, 2000, warrants to purchase 1,260,000 shares of common stock were outstanding.



         These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. The option and warrant holders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these holders enabled them to evaluate the risks and merits of the investment.

ITEM 6.  SELECTED FINANCIAL DATA


         The information below was derived from the audited consolidated financial statements included in this report and in reports previously filed with the SEC. This information should be read together with these financial statements and the notes to the financial statements. For more information regarding this financial data, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section also included in this report.


                                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------------------------
                                                                  2000           1999         1998          1997         1996
                                                                ---------      --------     --------      --------      -------
                                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Sales, net .............................................     $ 173,744      $138,545     $ 72,794      $ 24,739      $ 6,412
   Operating (loss) income ................................        (5,866)       10,238        1,688          (321)        (291)
   (Loss) earnings before extraordinary item ..............       (11,447)        3,149          304          (706)        (180)
   Net (loss) earnings ....................................       (12,475)        3,149          304          (706)        (113)
   Net (loss) earnings per common share -- Diluted:
   (Loss) earnings before extraordinary item ..............     $   (0.36)     $   0.09     $  (0.02)     $  (0.05)     $ (0.03)
   Net (loss) earnings ....................................     $   (0.39)     $   0.09     $  (0.02)     $  (0.05)     $ (0.02)
   Weighted average common shares outstanding -- Diluted ..        34,297        30,199       18,737        14,054        6,697
BALANCE SHEET DATA (AT END OF PERIOD):
   Cash and cash equivalents ..............................     $   2,211      $  1,808     $  3,053      $  1,170      $   854
   Working capital (deficit) ..............................        10,965        12,189       10,422          (474)         590
   Total assets ...........................................       200,411       166,311       63,336        23,171        7,048
   Long-term debt, including current maturities ...........        78,162        54,690       26,170         3,222          714
   Stockholders' Equity ...................................        85,742        83,010       24,588        11,466        4,340



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

BUSINESS SEGMENTS


         The Company has two distinct business segments-manufacturing plastic lumber and environmental recycling. The plastic lumber division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities and products for original equipment manufacturers, made from recycled high density polyethylene and in some instances, composite materials. The structural plastic lumber is manufactured under processes that are protected by patents. The environmental recycling division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. The Division also operates five plants. Two plants utilize a thermal desorption process, one uses an organical process and one uses a chemical treatment and cold mix process to recycle contaminated soil brought to the plants by third parties as well as their sister environmental service companies. The Company also has a plant that consolidates and stabilizes oils, solvents and heavy metal contaminated waste for disposal by unrelated companies. The Company is not dependent upon a single customer or a few customers for either segment of its business. No single customer accounts for sales equal to or greater than 10% of the Company's consolidated revenues.

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


RESTRUCTURING, EQUIPMENT AND INVENTORY IMPAIRMENT CHARGES


         In the fourth quarter of 2000, the Company committed to a plan of restructure with respect to some of the smaller plants in its plastic lumber division. As a result, the Reidsville, North Carolina plant was closed in October of 2000, the Green Bay, Wisconsin and Vernon, California plants were closed in January 2001 and the Company plans to close the Sweetser, Indiana facility at the end of the third quarter of 2001. As a result, the Company recorded the following charges in the fourth quarter of 2000:




Write-down for equipment impairment.................................    $  2,319,000
Lease termination costs in connection with the restructuring........       1,098,000
                                                                        ------------
   Total restructuring charges in 2000..............................    $  3,417,000
                                                                        ============



         The Company anticipates lease termination costs will be paid throughout 2001, as the Company completes its restructuring plan. As of December 31, 2000, the Company has accrued $1,098,000 in connection with lease termination costs. As a result of the restructuring plan, the Company anticipates that its operating costs to produce plastic lumber will be reduced by elimination of duplicate manufacturing facilities, fixed overhead expenses and labor expenses in connection with these facilities, totaling $2.4 million in 2001. The Company will continue to record depreciation on the property, plant and equipment at the Sweetser facility while the equipment remains in use. During 2000 and early 2001, the Company eliminated approximately 300 employees as part of this restructuring plan. The severance cost of the restructuring plan was communicated to the Company's employees in early January 2001. As a result, the Company will record a charge in the first quarter of 2001 of $182,000 for severance.



         During the first quarter of 1999, the Company committed to a plan to restructure and consolidate its two operating divisions and facilities. As part of this plan, the plastic lumber division discontinued the labor-intensive flow mold process and converted entirely to the more efficient continuous extrusion method of manufacturing plastic lumber. As a result, we closed our facility in Mulliken, Michigan and one of our facilities in Trenton, Tennessee and the Company recorded the following charges during the first quarter of 1999:



Write-down of flow mold inventory to its raw material value.........          $  2,025,000
Write-down of flow mold equipment to its salvage value..............             1,315,000
Severance costs in connection with the restructuring................             1,075,000
Exit costs in connection with the restructuring.....................             1,330,000
                                                                              ------------
                                                                              $  5,745,000




         Of the total charges recorded, $4,365,000 was recorded by the plastic lumber division and $1,380,000 was recorded by the environmental recycling division, which includes the closing of the environmental recycling division's Norristown, Pennsylvania facility. The write-down of flow mold inventory was recorded as a component of gross profit within the accompanying consolidated statement of operations. Severance costs relates to the 61 employees from plants that were planned to be closed during the year. Exit costs consist primarily of lease termination and idle plant costs during the changeover.

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


         The following table sets forth sales, with percentages of total sales, and costs of goods sold, depreciation, selling, general and administrative expenses and amortization, along with percentages of the applicable segment revenue, for each of the Company's two business segments. The following amounts do not include the aforementioned merger, restructuring, inventory and equipment impairment charges of $3,185,000 and $7,590,000 for 2000 and 1999, respectively.



                                                                               YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                        2000            %         1999             %         1998            %
                                                     ---------        -----     ---------        -----     --------        -----
                                                                                (DOLLARS IN THOUSANDS)
Sales, net:
 Plastic Lumber ................................     $  73,214         42.1%    $  53,046         38.3%    $ 21,250         29.2%
 Environmental Recycling .......................       100,530         57.9        85,498         61.7       51,544         70.8
                                                     ---------        -----     ---------        -----     --------        -----
     Total revenue .............................       173,744        100.0       138,544        100.0       72,794        100.0
Cost of goods sold, excluding depreciation:
 Plastic Lumber ................................        64,055         87.5        34,359         64.8       14,986         70.5
 Environmental Recycling .......................        80,213         79.8        62,117         72.7       40,228         78.0
Depreciation:
 Plastic Lumber ................................         2,645          3.6         2,022          3.8        1,104          5.2
 Environmental Recycling .......................         2,275          2.3         1,832          2.1        1,154          2.2
 Corporate .....................................            35          0.0            27          0.0            8          0.0
Selling, General and Administrative:
 Plastic Lumber ................................        14,350         19.6         8,487         16.0        5,518         26.0
 Environmental Recycling .......................         7,885          7.8         8,503          9.9        6,220         12.1
 Corporate .....................................         3,059          1.8         1,881          1.4        1,344          1.8
Amortization:
 Plastic Lumber ................................           526          0.7           529          1.0          264          1.2
 Environmental Recycling .......................           967          1.0           693          0.8          118          0.2
 Corporate .....................................           416          0.2           266          0.2          162          0.2
                                                     ---------        -----     ---------        -----     --------        -----
     Total Operating Expenses ..................       176,426        101.5       120,716         87.1       71,106         97.7
                                                     ---------        -----     ---------        -----     --------        -----
     Total Operating (Loss) Income .............     $  (2,682)        (1.5)%   $  17,828         12.9%    $  1,688          2.3%
                                                     =========        =====     =========        =====     ========        =====
Operating (Loss) Income by Segment
 Plastic Lumber ................................        (8,362)       (11.4)        7,649         14.4         (622)        (2.9)
 Environmental Recycling .......................         9,190          9.1        12,353         14.4        3,824          7.4
 Corporate .....................................        (3,510)        (2.0)       (2,174)        (1.6)      (1,514)        (2.1)
                                                     ---------        -----     ---------        -----     --------        -----
     Total Operating (Loss) Income .............     $  (2,682)        (1.5)%   $  17,828         12.9%    $  1,688          2.3%
                                                     =========        =====     =========        =====     ========        =====

RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999


CONSOLIDATED REVENUES AND OPERATING (LOSS) INCOME


         Revenues for the Company in 2000 were $173,744,000, an increase of $35,200,000, or 25.4%, over 1999. Approximately $ 9,439,000 of the increased revenues is attributable to Plastic Lumber operations acquired in 2000. As a result of deterioration in gross profit margins at the plastic lumber division and a shift in revenue mix to lower margin services at the Environmental Division, operating income versus 1999 was reduced by $20,510,000, resulting in an operating loss of $(2,682,000) for 2000.



NET SALES BY SEGMENT



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



         Environmental recycling division revenues increased by 18% in 2000 to $100,530,000 compared to $85,498,000 in 1999. These increased revenues are related to several significant projects started in 2000 at the division's environmental construction operations. Environmental Recycling revenues were negatively impacted by abnormally wet weather in the northeastern United States in the first quarter of 2000, which affected all of the soil recycling plants. In addition, revenues were negatively impacted by the three-month shut down of the Soil Remediation of Philadelphia (SRP) facility, now known as Clean Earth of Philadelphia, Inc. ("CEP"), which was retrofitted to process additional waste streams under its newly expanded permit.


GROSS PROFIT


         Consolidated gross profit at the Company decreased by $(12,592,000), or 30%, compared with 1999. The plastic lumber division's gross profit decreased $(9,528,000), or 51% compared to 1999. Approximately $1 million of this decrease was the result of returns of SmartDeck product that were accepted from a large customer during the third quarter of 2000, due primarily to issues with color variation. Gross profit was also impacted by approximately $1 million of additional expenses related to the associated handling and regrind costs and the write down of inventory for the returned product. In late 1999 and 2000, the Company invested in a major capacity expansion program to accommodate anticipated sales of SmartDeck for 2000. While SmartDeck sales and production were largely curtailed in the second half of 2000 due to the aforementioned returns and related quality issues, the Company continued to incur significant fixed manufacturing overhead expenses as a result of the capacity expansion, causing further deterioration of the Company's gross margins throughout the second half of 2000. The returns accepted from this single large customer were outside the Company's normal return policy. The Company accepted these returns in order to maintain a long-term relationship with this customer. Other than occasional returns customary in the normal course of business, no SmartDeck returns were received from other customers. Net sales of SmartDeck in 2000 were approximately 8% of the plastic lumber division's 2000 revenues. Net sales to this single customer were approximately 7% of the plastic lumber division's 2000 revenues. The Company has since implemented an extensive engineering and manufacturing program to ensure that all products entering the distribution system meet rigorous quality control standards. Gross profit was also negatively impacted by significantly higher material and direct labor costs. While plans have been put into place to reduce these costs in the fourth quarter and in 2001, further increases in the price of oil, which directly impacts our raw material costs, could adversely affect gross margin. Gross margin as a percent of revenues in the Plastic Lumber division decreased in 2000, from 35.2% in 1999 to 12.5%, primarily due to higher material and labor costs, product returns and associated handling and regrind costs and the write down of inventory that did not meet the newly implemented quality control standards.



         Gross profit at the environmental recycling division decreased by $(3,064,000), or 13%, compared to 1999. The decrease was due to a shift in revenue mix to lower margin replacement revenues for construction services and higher natural gas prices at two of our five soil recycling plants. Gross margin at the environmental recycling division decreased to 20.2% in 2000 from 27.3% in 1999. Reduced soil coming to the Clean Earth New Castle, Clean Rock and CEP facilities, the shut down of the CEP facility and lower margin replacement revenues for construction services all contributed to this decline.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")


         Selling, general and administrative expenses ("SG&A") increased by $6,423,000 in 2000 to $25,294,000 compared to $18,871,000 in 1999. The increase was primarily due to increases in marketing and promotion and administrative costs at the plastic lumber division, and increased bad debt expense of $1,144,000. Approximately $800,000 of the increase in bad debt expense was due to the bankruptcy filings of three customers and the remainder was due to the growth in revenues. The three customers that declared bankruptcy in 2000 were extended credit based on the Company's normal credit review policies. The Company believed at the time the product was shipped that these customers had the ability to pay for the products and services received in accordance with the Company's normal sales terms and conditions. As a percentage of net sales, SG&A increased to 14.5% in 2000 from 13.6% in 1999. Cost reduction programs implemented at the plastic lumber division during the third and fourth quarters of 2000 are expected to reverse this trend in 2001.


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


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


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


NET SALES BY SEGMENT


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


         Interest expense also includes $439,000 of amortization of deferred financing costs, an increase of $167,000 over the $272,000 of amortization in 1998. The increase is entirely attributable to costs of obtaining the new credit agreement form Southern Pacific Bank ("SPB") in October 1998. Interest expense for 1999 also includes $249,000 of amortization of costs related to the issuance of $6,500,000 of convertible debentures in December 1998 and January 1999. There was no similar charge in 1998. Approximately $613,000 of the $1,039,000 unamortized debenture issuance cost at December 31, 1999 will be charged to additional paid in capital in 2000 related to the conversion of $4,000,000 of the $6,500,000 of old debentures. Total amortization of debt and debenture issuance costs should be significantly lower in 2000.


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

SEASONALITY


         The Company experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of some plastic lumber products slow significantly in the winter months.

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


         On February 2, 2000 the Company issued $7,500,000 of the 5% convertible subordinated debenture. The principal terms of the debenture are as follows: the conversion price is the lower of $9.65 or the lowest trading price of the Company's common stock during the four trading days prior to the conversion date, but not less than $8.25 (the "minimum floating conversion price"). If the market price stays below $8.25 for 10 consecutive trading days after the first anniversary of the date of issuance, the holder has the right to a put option. This put option enables the holder to require the Company (at the Company's option) to either repurchase the debenture for cash or reset the minimum floating conversion price of the debenture to zero. If the Company elects to repurchase the debenture for cash, the repurchase price would be equal to 110 percent of the outstanding balance of the debenture plus accrued interest. If the Company elects to reset the minimum floating conversion price of the debenture to zero, the conversion price for the debenture into common stock shall be the lowest trading price between the effective date of the put notice and the fourth trading day immediately following the Company's notification to the holder of its election to reset the minimum floating conversion price. The Company can force conversion of the debenture at $9.65 if the market price stays above $16.84 for 20 consecutive trading days. The debenture is scheduled to mature on February 2, 2005. Under the circumstances described in the agreement with Halifax, the debenture can be redeemed for stock, cash or a combination thereof. On February 20, 2001 the holders of the debenture exercised their put option to the Company. The Company elected not to purchase the debenture thereby the minimum floating conversion price is effectively reset to zero. To date, no notes have been converted to common stock. See "- Subsequent Events" for additional information regarding the exercise of the put option.



         In conjunction with the issuance of the debenture, the Company issued 200,000 warrants to purchase common stock at $10.09 per share. The Company has filed a registration statement with the SEC to register the shares underlying the debenture and warrant agreements. The Company recognized a beneficial conversion feature of $270,946 in the first quarter of 2000. The $575,703 value assigned to the warrants and the $750,000 discount attributed to the put feature are reflected as discounts from the face value of the debenture and are being accreted over the term of the debenture. The warrant generally provides for a weighted average reduction of the initial warrant exercise price whenever the Company sells common stock or other securities convertible into common stock at a price less than fair market value or the then effective warrant exercise price. In addition, concurrent with the price reduction, the warrant increases the number of shares purchasable by Halifax proportionately with the reduction in the exercise price. As a result of the issuance of securities to third parties effected subsequently to the issuance of Halifax' warrant, the adjustment may be necessary to the exercise price of Halifax' warrant.

         In September of 2000 the Company issued 1,187,285 shares of its Series D Preferred Stock. The Series D Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series D Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to the rights of the Company. The Company at its sole option can redeem the Series D Preferred Stock at 115% of the initial purchase price in cash prior to March 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series D Preferred Stock into common stock. Otherwise, the Series D Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $4,100,000 from the issuance of Series D Preferred Stock were used for general corporate purposes. The Company has not converted any shares of this series as of March 31, 2001.

         In November of 2000 through March 2001, the Company issued 1,714,285 shares of its Series E Preferred Stock. The Series E Preferred Stock pays a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. Each share of Series E Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to the rights of the Company. The Company at its sole option can redeem the Series E Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series E Preferred Stock into common stock. Otherwise, the Series E Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $3,000,000 from the issuance of Series E Preferred Stock were used for general corporate purposes.

         In addition to the above, the Company issued 52,408 shares of common stock for miscellaneous reasons, including settlements of litigation and employee bonuses.

         In 1999 and the first six months of 2000, the Company had a line of credit whereby borrowings would be collateralized by specific equipment and/or inventory and eligible accounts receivable. On June 30, 2000 the Company terminated the line of credit and entered into a new senior credit facility with three banks ("Senior Credit Facility"). The Senior Credit Facility provided for a $30,000,000 term loan and a $15,000,000 revolving credit line. Under the conditions described in the senior credit facility, the Company can expand the revolving credit line to $30,000,000. The Senior Credit Facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over the Eurodollar deposit rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization. The Senior Credit Facility requires the maintenance of defined levels of net worth, various financial performance ratios and restrictions on capital expenditures.

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

         The Company's liquidity and ability to meet its financial obligations in 2001 will be dependent on the Company maintaining compliance with its debt covenants and obtaining the proceeds from the Fusion Capital Fund II LLC common stock purchase agreement. The Senior Credit Facility requires the maintenance of defined levels of net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At September 30, 2000 the Company was not in compliance with some of the financial covenant requirements of the Senior Credit Facility for which the Company received a waiver and amendment dated November 13, 2000. In addition to an interest rate increase of 200 basis points and amendment fees of $428,000, the terms of the amendment required the Company to raise a minimum of $2,000,000 in equity prior to November 30, 2000, and additional $2,000,000 prior to December 26, 2000, and an additional $500,000 prior to January 31, 2001. The Company has raised only $2.5 million required by the Waiver and First Amendment as of December 31, 2000. The Waiver and First Amendment also required that the Company attain appropriate levels of EBITDA and interest expense. The amended terms also put further limits on the Company's capital expenditures, and gave the senior lenders the option to permanently reduce their commitment on the revolving credit line when payments were made on that portion of the Senior Credit Facility by the amount paid. As of December 31, 2000, as a result of the operating losses of $2.6 million and $5.1 million incurred in the fourth quarter and for the year ended December 31, 2000, which excludes restructuring charges of $3.2 million, respectively, the Company was in default on some of the financial covenants contained in the Waiver and First Amendment. The default related to failure to achieve minimum levels of EBITDA, failure to maintain compliance with financial covenant ratios, including but not limited to ratios involving EBITDA interest expense and debt, and failure to raise sufficient equity sums by specified dates. On March 15, 2001, the Company entered into a Waiver and Second Amendment to the Senior Credit Facility with the senior lenders in which they agreed to waive past defaults on the Senior Credit Facility and the Waiver and First Amendment. The Waiver and Second Amendment contains the same type of waiver provisions as the Waiver and First Amendment, except that it provides additional flexibility in the financial covenants during the course of the next several months. In addition, the Waiver and Second Amendment contains a provision which requires that the Senior Credit Facility be refinanced or paid in full by April of 2002. The Company currently does not have the financial resources to repay the outstanding principal balance of its Senior Credit Facility in 2002 and will need to obtain new debt or equity capital or sell some of the Company's assets to meet this requirement.

         At December 31, 2000, the Company was not in compliance with the minimum tangible net worth covenant of the GE Capital Equipment Term Loan ("GE Loan"). On March 30, 2001, the Company entered into an amendment on the GE Loan with GE Capital to waive the tangible net worth covenant for the fourth quarter of 2000 and amended the covenant for each quarter of 2001. Additionally, the Company will be required to accelerate a portion of the principal payments on the GE Loan and will be required to refinance or repay a portion of the GE Loan upon the refinancing or repayment of the Senior Credit Facility.

         The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity, in increments of $500,000 per month commencing in January and March 2001 and $500,000 per month thereafter until an aggregate of $6,500,000 has been raised. In December 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion has agreed to purchase up to $12 million of the Company's common stock (see note 9 of the Notes to Consolidated Financial Statements). Pursuant to the terms of the Agreement with Fusion, the Company may not sell shares to Fusion until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. As of December 31, 2000, the Company had not filed a registration statement with the Securities and Exchange Commission. As a result, there can be no assurance that the Company will be able to obtain such additional funding. The Company is dependent on Fusion or other sources of financing to meet its covenant requirements under the Senior Credit Facility.

         Some of our debt instruments contain covenants establishing financial covenants and operating restrictions. Our failure to comply with any covenant or material obligation contained these debt agreements, absent a waiver from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to various cross-default provisions contained within some of our credit agreements, an event of default under these debt agreements could accelerate debt repayment terms under other credit agreements, all of which would have a material adverse affect on our liquidity and capital resources.


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


         The Company's material financial commitments relate principally to its working capital requirements and its obligations to make term loan payments on its Senior Credit Facility, currently $1,250,000 per quarter and increasing to $2,500,000 in September of 2001, monthly interest payments on the senior credit facility, lease payments pursuant to the real property and equipment leases, approximately $324,000 per month, installment payments for manufacturing equipment, approximately $244,000 per month, interest payments on the Company's Subordinated Convertible Debentures, approximately $206,000 quarterly, and dividends on the Company's Series D and Series E Convertible Preferred Stock, approximately $230,000 quarterly.


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


         The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its manufacturing and marketing organization. As of December 31, 2000, the Company's accumulated deficit totaled $11,459,000. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions. The Company believes its cash flows from operations will satisfy its cash requirements in 2001; however, the Company is seeking additional sources of financing to supplement its cash flow requirements.



         In November of 2000, the Company retained Bank of America Securities ("BAS") to explore and evaluate strategic alternatives for the Company which could include the possible sale of the Company's environmental services division, Clean Earth Inc. ("CEI"). The Company has held discussions with prospective buyers who have expressed various levels of interest in CEI, however, no agreement has been reached with any of the buyers and there can be no assurances that an agreement will be reached. Proceeds from the sale of CEI, if it occurs, would be used to first pay down the Company's Senior Credit Facility. Any excess proceeds would be applied to the other debt and provide working capital.



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

New Accounting Standards

         In June, 1998 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during the fiscal quarter ending March 31, 2001 and anticipates that there will be no material impact to the Company's financial statements and notes thereto.



Subsequent Events










         On February 20, 2001, the Company received a put notice from the Halifax Fund, L.P. relative to the 5% convertible debenture issued on February 2, 2000 in the amount of $7,500,000. Pursuant to the put notice, the Company had the option to either (a) repurchase the Outstanding Principal Amount plus all accrued, unpaid interest for a cash price equal to 110% thereof, or (b) have the minimum floating conversion price permanently re-set to zero. Prior to the put notice, the minimum floating conversion price was $8.25 per share; however, since the stock price of our common stock had traded for less than $8.25 per share for ten consecutive trading days ending February 16, 2001, Halifax Fund L.P. had this right of re-set or buy-out. We did not elect to option (a); therefore the minimum floating conversion price has permanently re-set to zero.

         In November of 2000 through March 2001, the Company issued 1,714,285 shares of its Series E Preferred Stock. See "--Liquidity and Capital Resources" for further discussion of this transaction.

         On March 2, 2001 under the terms of the common stock purchase agreement and in connection with the commencement of this first tranche, Fusion Capital Fund II, LLC was issued 200,000 shares of the Company's common stock as a commitment fee. Unless an event of default occurs, Fusion Capital must hold these shares until the common stock purchase agreement has been terminated.

         On March 15, 2001, we entered into a waiver and second amendment to the credit facility agreement ("Waiver and Second Amendment") with our senior lenders, Bank of America, LaSalle National Bank and Union Planters Bank, in which they agreed to waive past defaults on our senior credit facility and first amendment to the credit facility. The Waiver and Second Amendment requires that we maintain our financial condition and operating profit within defined parameters including ratios involving earnings before interest, taxes, depreciation and amortization and interest expense. In addition, the Waiver and Second Amendment contains a provision which requires the credit facility be refinanced or paid in full by April 2002.

         On March 30, 2001, the Company entered into an amendment of the master credit facility with GE Capital to waive the tangible net worth covenant for the 4th Quarter of 2000 and amended the covenant for each quarter of 2001. Additionally, the Company has agreed to accelerate a portion of its principal payments.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----
Reports of Independent Certified Public Accountants..................................................          60
Consolidated Balance Sheets as of December 31, 2000 and 1999.........................................          63
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998...........          64
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999
   and 1998..........................................................................................          65
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...........          66
Notes to Consolidated Financial Statements...........................................................          67

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
U.S. Plastic Lumber Corporation:



We have audited the accompanying consolidated balance sheets of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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



/s/ KPMG LLP
KPMG LLP



Miami, Florida
March 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To U.S. Plastic Lumber Corp.:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Barbella Environmental Technology, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 3. Such statements are included in the consolidated financial statements of U.S. Plastic Lumber Corp. and subsidiaries and reflect total assets and total revenues of 12% and 25%, respectively, of the related consolidated totals for 1998. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Barbella Environmental Technology, Inc., is based solely upon the report of the other auditors.


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



/s/ Arthur Andersen LLP
Arthur Andersen LLP


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


/s/ CALLAHAN & COMPANY P.C.
---------------------------
    CALLAHAN & COMPANY P.C.


Neptune, New Jersey
March 12, 1999

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999


                                                                                     2000                   1999
                                                                                -------------           -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..........................................          $   2,211,082           $   1,807,588
  Accounts receivable (net) ..........................................             43,763,378              32,915,420
  Inventories ........................................................              9,723,390               7,339,543
  Prepaid expenses and other assets ..................................              2,542,126               2,636,812
                                                                                -------------           -------------
          Total current assets .......................................             58,239,976              44,699,363
Property, plant and equipment (net) ..................................            100,544,939              80,423,952
Acquired intangibles (net) ...........................................             37,033,919              35,837,568
Other assets .........................................................              4,592,125               5,350,549
                                                                                -------------           -------------
          Total assets ...............................................          $ 200,410,959           $ 166,311,432
                                                                                =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...................................................          $  27,958,413           $  20,180,807
  Notes and capital leases payable, current portion ..................             11,535,698               5,867,779
  Accrued expenses ...................................................              4,390,344               4,111,309
  Restructuring accrual ..............................................              1,149,431                 734,661
  Other liabilities ..................................................              2,240,721               1,615,800
                                                                                -------------           -------------
          Total current liabilities ..................................             47,274,607              32,510,356
Notes and capital leases payable, net of current portion .............             54,613,509              36,322,452
Notes payable, affiliates -- long term ...............................                     --               6,000,000
Deferred income taxes and other liabilities ..........................                571,382               1,718,061
Minority interest ....................................................                196,383                 250,165
Convertible subordinated debentures, net of unamortized
  discount ...........................................................              7,255,213               6,500,000
Convertible subordinated debentures -- affiliates, net of
  unamortized discount ...............................................              4,757,657                      --
                                                                                -------------           -------------
          Total liabilities ..........................................            114,668,751              83,301,034
                                                                                -------------           -------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001; authorized
     5,000,000 shares; Series D 15%, issued and
     outstanding 1,187,285 and none respectively .....................                  1,187                      --
     Series E 10%, issued and outstanding 1,142,857 and
      none respectively ..............................................                  1,143                      --
  Common stock par value $.0001, authorized 100,000,000
     shares; issued and outstanding 34,836,594 and
     32,077,632 shares, respectively .................................                  3,484                   3,208
  Additional paid-in capital .........................................             97,195,416              81,171,322
  Retained (deficit) earnings ........................................            (11,459,022)              1,835,868
                                                                                -------------           -------------
          Total stockholders' equity .................................             85,742,208              83,010,398
                                                                                -------------           -------------
          Total liabilities and stockholders' equity .................          $ 200,410,959           $ 166,311,432
                                                                                =============           =============



          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000                    1999                    1998
                                                          -------------           -------------           -------------
Sales, net ............................................   $ 173,744,343           $ 138,544,512           $  72,794,387
Cost of goods sold ....................................     148,916,681             100,176,431              57,344,285
Inventory impairment ..................................              --               2,025,000
                                                          -------------           -------------           -------------
  Gross profit ........................................      24,827,662              36,343,081              15,450,102
Selling, general and administrative expenses ..........      27,509,565              20,539,660              13,762,466
Merger costs ..........................................              --               1,845,000                      --
Restructuring and asset impairment charges ............       3,184,926               3,720,000                      --
                                                          -------------           -------------           -------------
  Operating (loss) income .............................      (5,866,829)             10,238,421               1,687,636
Interest and other income .............................         215,083                 106,275                 383,776
Interest expense ......................................      (7,037,457)             (5,464,880)             (1,566,854)
Minority interest .....................................          53,782                      --                (262,659)
                                                          -------------           -------------           -------------
  (Loss) earnings before extraordinary item
     and income taxes .................................     (12,635,421)              4,879,816                 241,899
(Benefit from) provision for income taxes .............      (1,188,075)              1,731,000                 (62,181)
                                                          -------------           -------------           -------------
  (Loss) earnings before extraordinary item ...........     (11,447,346)              3,148,816                 304,080
  Extraordinary loss on extinguishment of
     debt, net of taxes of $655,729 ...................      (1,027,785)                     --                      --
                                                          -------------           -------------           -------------
  Net (loss) earnings .................................     (12,475,131)              3,148,816                 304,080
Preferred stock dividend earned .......................        (819,759)               (316,782)               (677,078)
                                                          -------------           -------------           -------------
  Net (loss) earnings attributable to common
     stockholders .....................................   $ (13,294,890)          $   2,832,034           $    (372,998)
                                                          =============           =============           =============
Net (loss) earnings per common share -- Basic:
  (Loss) earnings before extraordinary item ...........   $       (0.36)          $        0.10           $       (0.02)
  Loss on extinguishment of debt ......................   $       (0.03)          $          --           $          --
                                                          -------------           -------------           -------------
  Net (loss) earnings per common share ................   $       (0.39)          $        0.10           $       (0.02)
                                                          =============           =============           =============
Net (loss) earnings per common share -- Diluted:
  (Loss) earnings before extraordinary item ...........   $       (0.36)          $        0.09           $       (0.02)
  Loss on extinguishment of debt ......................   $       (0.03)          $          --           $          --
                                                          -------------           -------------           -------------
  Net (loss) earnings per common share ................   $       (0.39)          $        0.09           $       (0.02)
                                                          =============           =============           =============
Weighted average common shares outstanding:
  Basic ...............................................      34,297,292              28,171,655              18,737,415
                                                          =============           =============           =============
  Diluted .............................................      34,297,292              30,199,499              18,737,415
                                                          =============           =============           =============



          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                             CONVERTIBLE
                                           PREFERRED STOCK        COMMON STOCK         ADDITIONAL       RETAINED
                                      ---------------------    -------------------      PAID-IN-        (DEFICIT)
                                        SHARES      AMOUNT       SHARES     AMOUNT      CAPITAL         EARNINGS         TOTAL
                                      ----------    -------    ----------   ------   ------------    ------------    ------------
Balance at December 31, 1997 ......      208,930    $   209    17,482,363   $1,748   $ 13,030,328    $   (258,075)   $ 12,774,210
Business acquisitions and
  earnout agreements ..............           --         --       952,875       96      3,455,857              --       3,455,953
Exercise of options and warrants ..           --         --     1,044,372      105      2,524,762              --       2,524,867
Private placement of preferred
  shares ..........................      211,020        211            --       --      4,431,209              --       4,431,420
Costs of issuing common and
  preferred shares ................           --         --            --       --       (483,788)             --        (483,788)
Shares and value of options
  issued to directors and
  Stout Partnership ...............           --         --         4,400       --        512,685              --         512,685
Stock issued in connection with
  convertible debentures ..........           --         --       114,800       11        548,949              --         548,960
Other issuances ...................           --         --        29,030        3         75,338              --          75,341
Conversion of Preferred to Common .      (66,207)       (66)      463,452       46             20              --              --
Preferred stock dividends .........       28,966         29            --       --        586,745        (586,774)             --
Debenture proceeds allocated
  to 10% conversion discount ......           --         --            --       --        444,444              --         444,444
Net income ........................           --         --            --       --             --         304,080         304,080
                                      ----------    -------    ----------   ------   ------------    ------------    ------------
Balance at December 31, 1998 ......      382,709        383    20,091,292    2,009     25,126,549        (540,769)     24,588,172
Business acquisitions and
  earnout agreements ..............           --         --     4,074,711      407     19,380,593              --      19,381,000
Settlement of Historical
  Shareholders' earnout agreement .           --         --            --       --      5,166,005              --       5,166,005
Value of warrants issued on
  acquisitions ....................           --         --            --       --      1,219,892              --       1,219,892
Exercise of options and warrants ..           --         --       761,226       76      3,009,100              --       3,009,176
Costs of issuing common and
  preferred shares ................           --         --            --       --     (1,978,509)             --      (1,978,509)
Private placement of common shares            --         --     4,090,171      409     26,573,681              --      26,574,090
Stock issued in conjunction with
  private placements ..............           --         --        35,000        4        288,747              --         288,751
Stock & options issued in
  conjunction with debt agreement
  and subordinated debentures .....           --         --        10,000        1        516,733              --         516,734
Debenture proceeds allocated
  to 10% conversion discount ......           --         --            --       --        277,777              --         277,777
Other issuances ...................           --         --       161,040       16      1,078,605              --       1,078,621
Distributions to sub S
  shareholders prior to pooling ...           --         --            --       --             --        (260,127)       (260,127)
Conversion of Preferred to
  Common ..........................     (407,742)      (408)    2,854,192      286            122              --              --
Preferred stock dividends .........       25,033         25            --       --        512,027        (512,052)             --
Net income ........................           --         --            --       --             --       3,148,816       3,148,816
                                      ----------    -------    ----------   ------   ------------    ------------    ------------
Balance at December 31, 1999 ......            0          0    32,077,632    3,208     81,171,322       1,835,868      83,010,398
Business acquisitions and
  earnout agreements ..............           --         --       835,209       84      1,755,332              --       1,755,416
Other issuances ...................           --         --        50,334        5        194,709              --         194,714
Exercise of options and warrants ..           --         --       180,334       18        785,057              --         785,075
Costs of issuing common shares ....           --         --            --       --        (40,485)             --         (40,485)
Value of warrants issued with
  subordinated debentures .........           --         --            --       --        840,077              --         840,077
Private placement of preferred
  shares ..........................    2,330,143      2,330            --       --      6,153,171              --       6,155,501
Costs associated with issuance of
  preferred shares ................           --         --            --       --       (107,282)             --        (107,282)
Amortization of beneficial
  conversion feature --
  Series D preferred ..............           --         --            --       --        617,465        (617,465)             --
Preferred dividends ...............           --         --            --       --             --        (202,294)       (202,294)
Beneficial conversion
  features -- subordinated
  debentures ......................           --         --            --       --        270,946              --         270,946
Conversion of debentures and
  accrued interest ................           --         --     1,693,085      169      6,544,942              --       6,545,111
Costs associated with debentures
  converted .......................           --         --            --       --       (989,838)             --        (989,838)
Net loss ..........................           --         --            --       --             --     (12,475,131)    (12,475,131)
                                      ----------    -------    ----------   ------   ------------    ------------    ------------
Balance at December 31, 2000 ......    2,330,143    $ 2,330    34,836,594   $3,484   $ 97,195,416    $(11,459,022)   $ 85,742,208
                                      ==========    =======    ==========   ======   ============    ============    ============



          See accompanying notes to consolidated financial statements.

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                           2000              1999               1998
                                                                      -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income .............................................     $ (12,475,131)     $   3,148,816      $     304,080
                                                                      -------------      -------------      -------------
  Adjustments to reconcile net cash (used in) provided by
    operating activities:
    Depreciation ................................................         4,955,080          3,880,752          2,265,561
    Amortization ................................................         1,908,719          2,491,769            635,829
    Deferred income tax (benefit) provision .....................        (2,062,184)         1,148,159           (861,744)
    Amortization of deferred financing and debenture
      discount costs ............................................           673,659          1,442,646            272,366
    (Gain) on sale of property, plant & equipment ...............           (17,430)                --                 --
    Loss on early extinguishment of debt ........................         1,683,514                 --                 --
    Non cash restructuring charges and asset impairment charge ..         3,184,926          3,972,142                 --
    Beneficial conversion feature of convertible subordinated
      debentures ................................................           270,946                 --                 --
    Non cash merger costs .......................................                --          1,461,766                 --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable .........................................        (9,672,757)       (13,028,090)        (5,385,858)
    Inventories .................................................        (1,991,917)        (3,276,013)        (2,620,970)
    Prepaid expenses and other current assets ...................           144,707           (769,129)        (1,060,050)
    Other assets ................................................        (1,999,388)            60,432            288,965
    Accounts payable ............................................         7,548,605          6,966,968           (583,173)
    Other liabilities ...........................................           329,338            (89,645)           563,075
    Accrued expenses ............................................          (165,194)        (1,449,962)        (1,275,185)
                                                                      -------------      -------------      -------------
        Net cash (used in) provided by operating activities .....        (7,684,507)         5,960,611         (7,457,104)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment ...............       (24,808,163)       (31,909,978)        (8,486,863)
  Capital expenditures for dredge disposal site permits and
    Costs .......................................................                --                 --         (2,045,436)
  Cash paid for acquisitions, net of cash received ..............           (62,297)       (15,098,104)        (3,885,197)
  Proceeds from the sale of property, plant and equipment .......           534,893                 --             76,500
  Payments on non-compete agreements ............................                --           (841,591)                --
                                                                      -------------      -------------      -------------
        Net cash used in investing activities ...................       (24,335,567)       (47,849,673)       (14,340,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of                                                                7
    issuance costs ..............................................           744,590          1,924,381          2,524,86
  Proceeds from the sale of common stock, net of issuance                                                               2
    costs .......................................................                --         25,206,612          3,947,63
  Sale of preferred stock, net of issuance costs ................         6,045,889                 --                 --
  Proceeds from sale of convertible debentures ..................         7,500,000          2,500,000          4,000,000
  Advances from (repayment to) affiliates, net ..................        (1,000,000)         6,000,000         (1,730,317)
  Proceeds from notes payable ...................................        61,610,619         23,128,118         25,227,300
  Payment of deferred financing costs ...........................                --           (632,373)          (715,946)
  Distributions to shareholders of pooled companies .............                --           (260,128)          (509,299)
  Payments of notes payable and capital leases ..................       (42,477,530)       (17,222,478)       (12,500,320)
                                                                      -------------      -------------      -------------
        Net cash provided by financing activities ...............        32,423,568         40,644,132         20,243,917
                                                                      -------------      -------------      -------------
Net change in cash and cash equivalents .........................           403,494         (1,244,930)        (1,554,183)
Cash and cash equivalents, beginning of period ..................         1,807,588          3,052,518          4,606,701
                                                                      -------------      -------------      -------------
Cash and cash equivalents, end of period ........................     $   2,211,082      $   1,807,588      $   3,052,518
                                                                      =============      =============      =============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest ......................................................     $   5,994,687      $   3,772,631      $   1,191,281
  Income taxes ..................................................     $     (98,202)     $     704,453      $     638,980
Capitalized interest ............................................     $   1,379,818      $     236,115      $          --
Capitalized leases ..............................................         1,832,657             77,801            864,367
Number of shares issued during the period for non-cash
transactions:
  Acquisitions and Clean Earth merger ...........................           835,209          4,074,711            952,875
  Compensation -- employees and directors .......................            45,934            117,408             28,400
  Litigation settlements ........................................            11,666             30,000              5,166
  Conversion of debentures ......................................         1,693,085                 --                 --
  Financing fees and other ......................................                --            107,082            114,800
  Conversion of preferred stock .................................                --          2,854,192            463,452



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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp. and its wholly-owned subsidiaries U.S. Plastic Lumber LTD, Eaglebrook Group, Inc., Clean Earth, Inc., Carteret Biocycle Corp. ("CBC") Clean Earth of New Castle, Inc. ("CENC"), Clean Earth of Philadelphia, Inc. ("CEP"), Consolidated Technologies, Inc. ("CTI"), Integrated Technical Services, Inc. ("ITS"), S&W Waste, Inc. ("S&W"), Barbella Environmental Technologies, Inc. ("Barbella"), Clean Rock Industries, Inc. and Clean Rock Properties, LTD. All significant intercompany balances and transactions have been eliminated in consolidation.


         In July 1997, the Company and Interstate Industrial Corp. ("IIC") formed a 50/50 joint venture dredging business. The Company manages the day-to-day dredging operations and began consolidating 100% of the assets and liabilities of the joint venture after the Company obtained majority control effective April 1, 1998. Funds advanced to the joint venture, for which the Company had an ownership percentage of 51.1% at December 31, 2000, 1999 and 1998, have been eliminated in consolidation. A summary of the 1998 operations of the Joint Venture follows:



         Revenues ..............................................  $ 3,062,903
         Operating costs and expenses ..........................    2,298,779
                                                                  -----------
         Operating income ......................................      764,124
         Minority interest .....................................     (382,062)
                                                                  -----------
         Company's portion of income before income taxes .......  $   382,062
                                                                  ===========



The IIC minority interest in the net income of the joint venture since inception totaling $250,165 and $196,383 is shown as minority interest in the accompanying consolidated balance sheet at December 31, 1999 and 2000 respectively. The decrease in 2000 is due to the $53,782 of minority interest in the joint venture's net loss for the year 2000. The IIC joint venture had no operating activity in 1999. The $119,403 minority interest in the CTI losses prior to June 30, 1998, when the Company had a 55% ownership interest, are combined with the $382,062 minority interest in the IIC joint venture in the statement of Operations for the year ended December 31, 1998.


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


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

ACQUIRED INTANGIBLES, NET


         Acquired intangibles are amortized on a straight-line basis as follows at December 31, 2000 and 1999:



                                            USEFUL LIVES       2000            1999
                                           -------------  -------------   ------------
         Goodwill -- acquisitions.......      20 years    $  13,872,583   $ 13,872,583
         Goodwill -- acquisitions.......      25 years        5,457,264      4,791,199
         Goodwill -- acquisitions.......      40 years       10,831,355      9,039,542
         Permits -- acquired............      25 years       10,575,891     10,172,000
                                                          -------------   ------------
                                                             40,737,093     37,875,324
         Less accumulated amortization..                     (3,703,174)    (2,037,756)
                                                          -------------   ------------
         Acquired intangibles (net).....                  $  37,033,919   $ 35,837,568
                                                          =============   ============



         The Company assesses the recoverability of acquired intangibles by determining whether the amortization of the balance over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of acquired intangibles impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk of the acquired intangible. The assessment of the recoverability of acquired intangibles will be impacted if estimated future operating cash flows are not achieved.


IMPAIRMENT OF LONG LIVED ASSETS


         It is the Company's policy to review the carrying value of acquired intangibles and property, plant and equipment based on an evaluation of such factors as the occurrence of a significant adverse event or changes in the environment in which the business operates. The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OTHER ASSETS

         Other assets are summarized as follows at December 31, 2000 and 1999:


                                                                                              2000                  1999
                                                                                         -------------          -------------
         Dredge disposal permits and deferred site development costs,
           Net ................................................................          $     946,247          $   1,008,717
         Deferred financing costs, net ........................................                864,721              1,014,085
         Deferred convertible debenture issuance costs, net ...................                 47,434              1,038,898
         Non compete agreements, net ..........................................                608,654                762,500
         Restricted cash ......................................................                250,000                     --
         Deferred tax asset ...................................................                672,285                     --
         Patents, net .........................................................                644,482                538,981
         Other ................................................................                558,302                987,368
                                                                                         -------------          -------------
                   Total other assets .........................................          $   4,592,125          $   5,350,549
                                                                                         =============          =============



The Company incurred $2,165,397 of costs to permit and develop dredge material disposal sites in strip mines in Pennsylvania. In 1999 and 1998, these costs were being amortized over the estimated number of cubic yards of dredge material to be disposed of, which was 550,000 cubic yards. This resulted in amortization expense of $1,003,519 and $71,071 in 1999 and 1998 respectively. Based on the success of the dredge disposal project through 1999, in 2000 the Company increased the estimated number of cubic yards over which the permit is being amortized to approximately 2,000,000 cubic yards, including ash material, to better reflect the expected work to be done under the permit. As a result, amortization in 2000 was $68,588. Had the Company not changed the estimated units available for disposal in 2000, amortization expense related to this permit would have been $456,776.



         The $825,000 cost of non-compete agreements is being amortized over 6 years resulting in amortization expense of $137,500 in 2000 and $39,600 in 1999 (none in 1998). The $625,915 value assigned to the Trimax patents acquired in 1998 is being amortized over 15 years resulting in $52,164, $50,269 and $25,000 of amortization expense in 2000, 1999 and 1998, respectively. The restricted cash of $250,000 is a certificate of deposit held as collateral for a letter of credit to secure a lease.


REVENUE RECOGNITION


         Revenues from the Company's plastic lumber division are recognized at the date the products are shipped and risk of ownership transfers to the buyer. Title passes to the customer upon shipment of goods. The Company does not accept returns or issue credits for damaged or defective goods if not notified by the customer within five days from the date of delivery. In the event that the Company accepts a claim from a customer, the Company has sole discretion with regard to replacing the goods, repairing the product or issuing a credit to the customer. The Company has a warranty policy for its plastic lumber products which includes a warranty period ranging from seven to fifty years, depending on the type of product, for structural damage. The Company's liability for warranty claims is limited to the replacement of substitute product.


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

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is a summary of the costs and estimated earnings on uncompleted contracts at December 31:


                                                                                2000                1999               1998
                                                                           -------------       -------------       -------------
         Costs incurred on uncompleted contracts ....................      $  33,951,824       $  18,697,161       $  11,912,140
         Estimated profit ...........................................          4,402,705           4,520,207             521,604
                                                                           -------------       -------------       -------------
                   Total included in sales ..........................         38,354,529          23,217,368          12,433,744
         Less billings to date ......................................        (34,101,682)        (21,387,899)         13,071,445
                                                                           -------------       -------------       -------------
         Billings under (over) costs and estimated
               profits ..............................................      $   4,252,847       $   1,829,469       $    (637,701)
                                                                           =============       =============       =============



In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Also included within accounts receivable are unbilled revenues which represent revenue earned for work completed in accordance with contract provisions.


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

CONCENTRATIONS OF CREDIT RISK


         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with various financial institutions which are primarily located in the Eastern United States. At December 31, 2000, the Company had bank balances of approximately $2,584,093 in excess of amounts insured by federal deposit insurance. Trade receivables are concentrated primarily in the Northeastern United States. The Company does not require collateral from its customers. The Company has only one customer which accounted for more than five percent of total net accounts receivable balances. This customer comprised nine and eleven percent of net accounts receivable as of December 31, 2000 and 1999, respectively. The Company is not dependent upon a single customer or a few customers for either segment of its business. No single customer accounts for sales equal to or greater than 10% of the Company's consolidated revenues.

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

INCOME (LOSS) PER SHARE


         Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for 2000 and 1998 because the effect of the additional shares which would be issued assuming conversion of the convertible debentures, convertible preferred stock and the outstanding common stock options and warrants are anti-dilutive for the aforementioned years. Common shares which would be issued assuming conversion of the convertible debentures, convertible preferred stock and common stock options and warrants total 13,284,796 and 5,726,359 shares, for 2000 and 1998.


         The following is a reconciliation of the numerator (net earnings) and the denominator (common shares outstanding) of the basic and diluted per share computations for 1999):


                                                                           NET EARNINGS           SHARES           AMOUNT
                                                                           ------------         ----------         ------
         BASIC EPS
         Net earnings available to common shareholders...............      $ 2,832,034          28,171,655         $  .10
         EFFECT OF DILUTIVE SECURITIES
         Stock options ..............................................               --           2,027,844             --
         DILUTED EPS ................................................      $ 2,832,034          30,199,499         $  .09



Common shares assumable in connection with convertible debentures, convertible preferred stock and common stock options and warrants total 6,832,329 for 1999. These shares were not included in the computation of diluted EPS in 1999 because their effect is anti-dilutive.


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

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



         The terms of the Senior Credit Facility also require the Company to raise $6,500,000 of equity, in increments of $500,000 per month in January and March 2001 and $500,000 per month thereafter until an aggregate of $6,500,000 has been raised. In December 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") pursuant to which Fusion has agreed to purchase up to $12 million of the Company's common stock (see note 9). Pursuant to the terms of the Agreement with Fusion, the Company may not sell shares to Fusion Capital until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. As of April 2, 2001, the Company has not filed a registration statement with the Securities and Exchange Commission. As a result, there can be no assurance that the Company will be able to obtain such additional funding. The Company is dependent on Fusion or other sources of financing to meet its covenant requirements under the Senior Credit Facility.


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

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


         The total purchase price of $ 8,517,273 for all of the 1998 acquisitions consisted of 952,875 shares of the Company common stock valued at an aggregate of $3,535,660, cash payments of $3,705,000, issuance of debt totaling $954,952, costs totaling $303,868 and $17,793 assigned to options granted to a former owner. Several of the acquisitions include non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners. The earnout provisions were payable entirely in the form of the Company's common stock. No shares were issued under the earnout provisions in 2000. At December 31, 2000 all of the Company's obligations related to the earnout provisions have been satisfied and there are no outstanding liabilities related to the earnout agreements.

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the allocation of the aggregate purchase price of the 1998 acquisitions follows:


         Working capital (deficit) ...........................    $  (846,926)
         Long-term assets ....................................      7,101,976
         Net deferred tax assets .............................        333,303
         Long-term debt ......................................     (1,535,609)
         Acquired intangibles ................................      3,464,529
                                                                  -----------
         Aggregate purchase price ............................    $ 8,517,273
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


         The $41,965,833 total purchase price for all of the 1999 acquisitions consisted of 4,244,525 shares of the Company's common stock valued at an aggregate of $19,343,714, cash payments of $14,800,000 and issuance of debt totaling $5,763,494, costs totaling $838,733 and $1,219,892 assigned to warrants granted to a former owner. Several of the acquisitions included non compete agreements, stock options and earnout provisions based on achieving specified profitability levels for key employees and former owners. The earnout provisions were payable entirely in the form of the Company's common stock. No shares were issued under the earnout provisions in 2000. At December 31, 2000 all of the Company's obligations related to the earnout provisions have been satisfied and there are no outstanding liabilities related to the earnout agreements. A summary of the allocation of the $41,965,833 aggregate purchase price of the 1999 acquisitions to the net assets acquired follows:

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Working capital (deficit) ...........................    $ (9,296,459)
         Long-term assets ....................................      29,517,927
         Deferred tax liabilities ............................      (2,655,384)
         Acquired intangibles ................................      24,399,749
                                                                  ------------
         Aggregate purchase price ............................    $ 41,965,833
                                                                  ============


         All of the aforementioned acquisitions in 1998 and 1999 have been accounted for as purchases. Accordingly, the results of operations of the purchased companies are included in the consolidated financial statements for periods subsequent to the date of acquisition or the date management obtained day-to-day management and financial control. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions has been recorded as acquired intangibles. The acquired intangibles are being amortized on a straight-line basis over periods of twenty to forty years.

         The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the years ended December 31, 1999 and 1998, after giving effect to certain pro forma adjustments as if the acquisitions had taken place on January 1, 1998, are as follows:


                                                                                   1999                    1998
                                                                               -------------          -------------
         Net sales ..................................................          $ 141,401,003          $ 118,546,658
                                                                               =============          =============
         Net income (loss) ..........................................          $   3,117,343          $     845,244
                                                                               =============          =============
         Net income (loss) attributable to common ...................          $   2,800,561          $     168,166
                                                                               =============          =============
         stockholders
         Net income (loss) per share -- diluted .....................          $         .09          $         .01
                                                                               =============          =============
         Weighted average shares used in computation ................             30,467,766             24,357,338
                                                                               =============          =============


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


POOLING TRANSACTIONS



         On June 25, 1999, the Company acquired 100% of the stock of Barbella Environmental Technology, Inc. ("Barbella"), an environmental remediation and construction service company located in Somerville, New Jersey, for 810,000 shares of the Company's common stock. The Company incurred merger costs totaling $595,000 in the Barbella transaction which were charged to expenses in the second quarter of 1999. On September 28, 1999, the Company acquired 100% of the stock of Eureka Plastics of California, Inc. ("Eureka"), and Ecosource Corporation ("Ecosource"), for 236,600 and 392,000 shares respectively of the Company's common stock, in unrelated transactions. Both of these companies recycle and process plastics in Southern California. The Company incurred $ 810,000 of costs related to these mergers that were written off in the third quarter of 1999. On December 14, 1999, the Company acquired 100% of the stock of Clean Rock Industries, Inc. and Clean Rock Properties, Ltd. (collectively "Clean Rock"), for 422,164 shares of the Company's common stock. Clean Rock Industries, Inc. is a soil recycling facility located in Hagerstown, Maryland. Clean Rock Properties, Ltd. is a holding company that owns the real estate upon which this business operates. The Company incurred $440,000 of costs related to the Clean Rock merger which were charged to expense in the fourth quarter of 1999.


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

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               1999                    1998
                                                           -------------          -------------
         Net sales ..............................          $  34,480,025          $  27,089,447
         Net income .............................              1,747,110                208,282
         Net income per share ...................          $         .06          $         .01



         The statement of stockholders' equity was also restated to include $850,523 of retained earnings and $457,302 of additional paid in capital for all of the pooled companies as of January 1, 1998. The Company had no inter-company transactions with the pooled entities prior to their acquisition.



         The following table reconciles the 1998 revenue and earnings previously reported by the Company to the 1998 amounts currently presented in the Company's 2000 financial statements.



                                                                                                         LOSS PER COMMON SHARE
                                                                       NET SALES          NET INCOME      -- BASIC AND DILUTED
                                                                      ------------        ----------     ---------------------
Year ended December 31, 1998 as originally
   reported ................................................          $ 45,704,940         $  95,798            $(0.03)
Results of pooled companies for the year ended
   December 31, 1998 .......................................          $ 27,089,447         $ 208,282            $ 0.01
                                                                      ------------         ---------            ------
Year ended December 31, 1998 as currently
   reported in the financial statements ....................            72,794,387           304,080            $(0.02)
                                                                      ============         =========            ======


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

         A summary of the allocation of the purchase price of the Baron acquisition to the net assets acquired follows:


         Working capital .......................................     $ 1,540,072
         Long-term assets ......................................       3,096,778
         Long-term debt ........................................      (4,166,997)
         Acquired intangibles ..................................       1,635,147
                                                                     -----------
         Aggregate purchase price ..............................     $ 2,105,000
                                                                     ===========


         The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the years ended December 31, 2000 and 1999 after giving effect to certain pro forma adjustments as if the Baron acquisition had taken place on January 1, 1999, are as follows:


                                                                                   1999                    1998
                                                                               -------------          -------------
         Net sales ..................................................          $ 175,226,924          $ 153,913,003
                                                                               =============          =============
         Net (loss) income ..........................................          $ (12,653,499)         $   1,973,498
                                                                               =============          =============
         Net (loss) income attributable to common stockholders ......          $ (13,473,255)         $   1,656,716
                                                                               =============          =============
         Net (loss) income per share -- diluted .....................          $        (.39)         $         .05
                                                                               =============          =============
         Weighted average shares used in computation ................             34,319,470             30,670,142
                                                                               =============          =============


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

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       ACCOUNTS RECEIVABLE, NET

         Accounts receivable consist of the following at December 31, 2000 and 1999:


                                                                                   2000                   1999
                                                                               -------------          -------------
         Trade receivables ..........................................          $  29,679,374          $  24,729,525
         Unbilled receivables related to long-term
           contracts ................................................              8,749,307              5,922,762
         Cost in excess of billings .................................              4,252,847              1,829,469
         Retainage ..................................................              3,457,329              1,573,534
         Allowance for doubtful accounts ............................             (2,375,479)            (1,139,870)
                                                                               -------------          -------------
         Accounts receivable (net) ..................................          $  43,763,378          $  32,915,420
                                                                               =============          =============



         In 1999 and 2000 the Company was involved in a project with a large governmental agency in which work was performed beyond the scope of the original project. Under the terms of the contract the Company was required to perform the additional work and notify the customer that additional claims under the contract would be forthcoming. Included in the unbilled receivables related to long-term contracts are $3,780,000 and $2,660,204 at December 31, 2000 and 1999, respectively, in unbilled claims for additional work performed beyond the original scope of this project with the customer's acknowledgement that it would be billed for additional claims. The Company is in the process of resolving this contract claim, and the Company believes that these receivables are fully collectible. With the exception of payments due under long-term contracts, as discussed in the Revenue Recognition section of Note 1, the Company believes that all receivables included in the table above are collectible within one year.



         The increase in the allowance for doubtful accounts is primarily due to the bankruptcy filings of three customers in 2000.


5.       INVENTORIES

         Inventories consist of the following at December 31, 2000 and 1999:

                                                                                   2000                    1999
                                                                               -------------          -------------
         Raw materials ..............................................          $   5,626,356          $   2,673,427
         Finished goods .............................................              4,097,034              4,666,116
                                                                               -------------          -------------
         Inventories ................................................          $   9,723,390          $   7,339,543
                                                                               =============          =============


6.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consist of the following at December 31, 2000 and 1999:

                                                      USEFUL LIVES             2000             1999
                                                     --------------       -------------      ------------
         Land...................................                          $   6,257,500      $  6,264,240
         Buildings..............................     30 to 40 years          21,460,673        19,868,966
         Machinery & equipment in use...........      5 to 20 years          69,427,149        41,543,210
         Leasehold improvements.................      Life of lease           5,486,112         1,327,298
         Furniture and office equipment.........      5 to 7 years            2,364,176         1,433,380
         Construction in progress...............                             11,841,860        21,447,443
                                                                           ------------      ------------
                                                                            116,837,470        91,884,537
         Less accumulated depreciation..........                            (16,292,531)      (11,460,585)
                                                                          -------------      ------------
         Property, plant and equipment (net)....                          $ 100,544,939      $ 80,423,952
                                                                          =============      ============


7.       NOTES AND CAPITAL LEASES PAYABLE

         In 1999 and the first six months of 2000, the Company had a line of credit with a division of Southern Pacific Bank ("SPB") whereby borrowings would be collateralized by specific equipment and/or inventory and eligible accounts receivable. On June 30, 2000 the Company terminated the line of credit with SPB and entered into a new three-year Senior Credit Facility with three banks. The Senior Credit Facility provides for a $30,000,000 term loan and a $15,000,000 revolving credit line. The Senior Credit Facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over the Eurodollar deposit

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization. The revolving credit line has an unused commitment fee of .5%. The weighted average interest rate on short term borrowing on this revolving credit line was approximately 11.2% during 2000. The term loan is due in two quarterly installments of $1,250,000 on March 31, and June 30, 2001, four quarterly installments of $2,500,000 for the year thereafter with the remaining amount due in April of 2002.


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


         At December 31, 2000, the Company was not in compliance with certain financial covenant requirements of its amended Senior Credit Facility, for which the Company received a waiver and second amendment dated March 12, 2001. In addition to an interest rate increase of 50 basis points and amendment fees of $106,250, the terms of the amendment require the Company to raise $500,000 in equity in January and March 2001 and $500,000 per month thereafter until an aggregate of $6,500,000 is reached. The amended terms also put further limits on the Company's capital expenditures, and gives the banking group the option to permanently reduce their commitment on the revolving credit line when payments are made on that portion of the Senior Credit Facility by the amount paid. In addition, the Waiver and Second Amendment contain a provision which requires that the Senior Credit Facility be refinanced or paid in full by April of 2002. See note 2.



         During 2000, the Company obtained $14,600,000 in new equipment financing through a Master Credit Facility with GE Capital in order to finance the expansion of its plastic lumber manufacturing facilities. The Master Credit Facility is secured by certain equipment and contains a minimum tangible net worth covenant. At December 31, 2000 the Company was not in compliance with the minimum tangible net worth covenant requirement. On March 30, 2001, the Company entered into amendments on the Master Credit Facility with GE Capital to waive the Tangible Net Worth Covenant for the fourth quarter 2000 and amended the covenant for each quarter of 2001. The Company will be required to accelerate a portion of the principal payments on the Master Credit Facility and will be required to refinance or repay a portion of the outstanding balance on the Master Credit Facility upon the refinancing or repayment of the Senior Credit Facility.



         At December 31, 2000, the Company had interest rate swap agreements outstanding with a notional amount of $20,000,000 under which the Company paid a fiscal rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of the Senior Credit Facility from a floating rate to a fixed rate obligation. The fair value of the interest rate swap agreements outstanding at December 31, 2000 was $453,615. The fair value of the interest rate swap agreement was not recognized in the accompanying consolidated balance sheet since the agreement was accounted for as a hedge.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Notes payable and capital leases consist of the following at December 31, 2000 and 1999:


                                                                                                 2000                1999
                                                                                             ------------        ------------
Revolving credit line under the Senior Credit Facility with interest payments monthly at prime plus 3.5% collateralized by accounts receivable, inventory and
  equipment of certain subsidiaries of the company ...................................         14,900,000                  --

Term loan under the Senior Credit Facility with quarterly installments of
  $1,250,000 through June 30, 2001, quarterly installments of $2,500,000 through
  March 31, 2002, and the remainder due April 2, 2002, with monthly interest payments at prime plus 3.5% collateralized by substantially all the assets of
  certain subsidiaries of the company ................................................         27,500,000                  --

Equipment term loans under the Master Credit Facility due in monthly installments of approximately $270,000 due March 2007 bearing interest at LIBOR
  plus 3.5% ..........................................................................         13,514,733                  --

Low interest bearing money purchase mortgage note payable in monthly installments of $18,939 through December 31, 2009 including interest imputed at
  8.5%, collateralized by the S&W facility ...........................................          1,426,229           1,535,610

Insurance premium finance agreement payable in monthly installments including
  interest ranging from 5.64% to 7.12% ...............................................                 --             375,732

Real estate loan payable in monthly installments of approximately $14,720 through June 1, 2009 bearing interest at .50% over prime, collateralized by the
  SRP facility .......................................................................          1,093,559           1,159,538

Bridge loan converted to Real Estate Loan under the loan agreement with SPB on
  March 1, 1999 payable in monthly installments of $6,000 with a balloon payment due October 10, 2003, bearing interest at 2% over prime, collateralized by the
  CBC facility .......................................................................                 --           1,386,000

Equipment term loans under loan agreement with SPB, due in monthly installments with a balloon payment due October 9, 2003, bearing interest at prime plus
  1.25%, collateralized by equipment of certain subsidiaries of the Company ..........                 --          11,137,073

Notes payable to government agency, payable in monthly installments totaling
  $9,505 through July 1, 2003, including interest at 5% to 5.5% ......................            285,665             387,427

Non interest bearing note with customer, payable at $.01 per pound of plastic
 shipped to the customer (approximately 700,000 pounds per month) ....................                 --              39,153

Receivables and Inventory loans under loan agreement with SPB, interest payments due monthly at prime plus 1%, collateralized by substantially all accounts
  receivable and inventories of subsidiaries of the Company ..........................                 --          14,679,515

Other notes payable to financial institutions in monthly installments of $20,479,
  including interest at 8.15% to 8.5%, through 2014 ..................................                 --             891,050

Capital lease payable on real estate in monthly installments of $41,566 through
  January 31, 2009 bearing interest of 10% collateralized by Chicago facility ........          3,000,000           3,013,813

Note payable assumed in acquisition of Brass payable in annual installments of
  $267,000 through December 31, 2002 plus interest accrued at 5% (interest imputed
  at 8.5%) ...........................................................................            800,000             800,000

Other notes and capital leases payable in monthly installments of approximately
  $150,000, maturing from May 29,2001 to January 1, 2006, with interest ranging from 5.9% to 11.75%, collateralized by various equipment of subsidiaries of the
  Company ............................................................................          3,629,021           6,785,320
                                                                                             ------------        ------------

              Total notes payable and capital leases .................................         66,149,207          42,190,231

Less current portion .................................................................        (11,535,698)         (5,867,779)
                                                                                             ------------        ------------

Long-term portion ....................................................................       $ 54,613,509        $ 36,322,452
                                                                                             ============        ============


         Notes payable and capital leases mature as follows:


YEAR ENDING                       AMOUNTS
-----------                     -----------
2001 ....................       $11,535,698
2002 ....................        42,320,355
2003 ....................         2,820,367
2004 ....................         2,398,114
2005 ....................         2,324,498
2006 and later ..........         4,750,175
                                -----------
                                $66,149,207
                                ===========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



         On December 22, 1998 the Company issued $4,000,000 of convertible subordinated debentures and on January 26, 1999 the Company issued another $2,500,000 to the same debenture holders. The debentures were convertible into common stock at the lower of $5.29 or 90% of the lowest trading price in the four days preceding the conversion date. The $722,222 allocated to the 10% discount on conversion was recorded as additional paid-in-capital and interest expense on January 27, 1999, the earliest conversion date. The conversion price was adjustable downward if, in the one-year period after each issuance, the Company issues convertible securities or common stock at a more favorable price than the debenture conversion price. The 5% per annum debenture interest was payable 1.25% per quarter starting April 1, 1999. The Company issued the debenture holders warrants to purchase 100,000 and 62,500 shares of common stock at any time before December 22, 2003 and January 22, 2004, respectively, for $7.22 per share.



         The Company incurred costs totaling $1,289,703 related to the $6,500,000 debentures including $335,852 assigned to the 162,500 warrants. These costs were being amortized as additional interest expense over the five-year term of the debentures.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         On March 1, 2000 $4,000,000 of the previously issued debentures and $33,440 of unpaid interest were converted into 762,465 shares of common stock at the $5.29 conversion price. On May 5, 2000, the remaining $2,500,000 of the debentures and $12,671 of unpaid interest were converted into 930,620 shares of common stock at the conversion price of $2.70 per share. Both debentures were converted in accordance with the terms of the debentures. Unamortized debenture issue costs of $987,792 were charged to additional paid-in-capital in 2000.


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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SERIES D CONVERTIBLE PREFERRED STOCK


         In September of 2000 the Company issued 1,187,285 shares of its Series D Preferred Stock and received net proceeds of $4.1 million. The Series D Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series D Preferred Stock is convertible into one share of the Company's common stock at the option of the holder any time after March 31, 2001, subject to certain rights of the Company. The Company at its sole option can redeem the Series D Preferred Stock at 115% of the initial purchase price in cash prior to March 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series D Preferred Stock into common stock. Otherwise, the Series D Preferred Stock automatically converts into common stock on March 1, 2002. The beneficial conversion feature in the amount of $1,080,563 is being accreted and recorded as preferred stock dividend from the date the Series D Preferred Stock was issued until the earliest possible conversion date.


SERIES E CONVERTIBLE PREFERRED STOCK


         In November of 2000, the Company issued 1,142,857 shares of its Series E Preferred Stock to the Stout Partnership, a related party, and received net proceeds of $2 million. The Series E Preferred Stock pays a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. Each share of Series E Preferred Stock is convertible into one share of the Company's common stock at the option of the holder any time after December 31, 2001, subject to certain rights of the Company. The Company can at its sole option redeem the Series E Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series E Preferred Stock into common stock. Otherwise, the Series E Preferred Stock automatically converts into common stock on March 1, 2002.



         During February and March 2001, the Company issued an additional 571,428 of Series E Preferred stock to the Stout Partnership and received net proceeds of $1 million.


FUSION CAPITAL FUND II


         On December 7, 2000, the Company has entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $12.0 million of the Company's common stock in two tranches with each tranche representing $6.0 million of common stock. The $6.0 million of common stock purchasable under the first tranche of the common stock purchase agreement is to be purchased over a twelve-month period, subject to a 6-month extension or earlier termination at our discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. Pursuant to the terms of the Agreement with Fusion, the Company may not sell shares to Fusion until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. As of April 2, 2001, the Company has not filed a registration statement with the Securities and Exchange Commission.


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

                  U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                NUMBER OF
                                          WEIGHTED AVERAGE      OPTIONS
                                           EXERCISE PRICE     OUTSTANDING
                                          ----------------    ------------
Outstanding at December 31, 1997 ...       $       3.54          1,350,000
  Granted ..........................               3.65            536,000
  Exercised ........................                 --                 --
  Canceled .........................               4.43           (215,000)
                                           ------------       ------------
Outstanding at December 31, 1998 ...       $       3.46          1,671,000
  Granted ..........................               6.93          3,040,250
  Exercised ........................               2.94           (343,332)
  Canceled .........................               5.04           (465,500)
                                           ------------       ------------
Outstanding at December 31, 1999 ...       $       6.01          3,902,418
  Granted ..........................               4.41            572,667
  Exercised ........................               3.75            (85,335)
  Canceled .........................               7.98           (803,000)
                                           ------------       ------------
Outstanding at December 31, 2000 ...       $       5.37          3,586,750
                                           ============       ============


         The weighted average remaining contractual life of all outstanding employee stock options is 7.8 years at December 31, 2000. Additional information regarding options outstanding at December 31, 2000, 1999 and 1998 follows:


                                                   OUTSTANDING                   EXERCISABLE
                        RANGE OF            --------------------------   --------------------------
                     EXERCISE PRICES                        WEIGHTED                    WEIGHTED
                    ------------------                      AVERAGE                     AVERAGE
                     LOW         HIGH        NUMBER     EXERCISE PRICE    NUMBER     EXERCISE PRICE
                    -----       ------      ---------   --------------   ---------   --------------
         1998:
                    $2.25       $ 4.00      1,533,500        $3.30       1,109,833       $3.23
                     4.50         7.22        137,500         5.24          97,501        5.42
                    -----       ------      ---------        -----       ---------       -----
                    $2.25       $ 7.22      1,671,000        $3.46       1,207,334       $3.41
                    =====       ======      =========        =====       =========       =====
         1999:
                    $2.25       $ 6.00      2,406,918        $4.45       1,182,875       $3.71
                     7.22        12.50      1,495,500         8.53         284,166        8.27
                    -----       ------      ---------        -----       ---------       -----
                    $2.25       $12.50      3,902,418        $6.01       1,467,041       $4.59
                    =====       ======      =========        =====       =========       =====
         2000:
                    $1.25       $ 6.25      2,634,250        $4.34       1,706,128       $4.23
                     6.25        12.50        952,500         8.22         396,673        8.02
                    -----       ------      ---------        -----       ---------       -----
                    $1.25       $12.50      3,586,750        $5.37       2,102,801       $4.95
                    =====       ======      =========        =====       =========       =====

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for employee stock options for the years ended December 31, 2000, 1999 and 1998.


                                                                     2000                1999             1998
                                                                 ------------         ----------        ---------
As reported results of operations:
  Net (loss) income .....................................        $(12,475,131)        $3,148,816        $ 304,080
                                                                 ============         ==========        =========
  Net (loss) income attributable to common
     stockholders .......................................        $(13,294,807)        $2,832,034        $(372,998)
                                                                 ============         ==========        =========
  Basic (loss) income per share .........................        $       (.39)        $      .10        $    (.02)
                                                                 ============         ==========        =========
  Diluted (loss) income per share .......................        $       (.39)        $      .09        $    (.02)
                                                                 ============         ==========        =========
Pro forma results of operations:
  Net (loss) income .....................................        $(14,199,284)        $1,086,001        $ 107,460
                                                                 ============         ==========        =========
Net (loss) income attributable to common stockholders ...        $(15,019,040)        $  769,219        $(569,618)
                                                                 ============         ==========        =========
  Basic (loss) income per share .........................        $       (.41)        $      .03        $    (.03)
                                                                 ============         ==========        =========
  Diluted (loss) income per share .......................        $       (.44)        $      .03        $    (.03)
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


         The weighted average fair value of options granted to employees were $2.96, $4.60 and $2.72 per share for the years ended December 31, 2000, 1999 and 1998 respectively.


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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Nonemployee stock option activity in 2000, 1999 and 1998 is summarized as follows:


                                                                                    NUMBER OF
                                                               WEIGHTED AVERAGE      OPTIONS
                                                                EXERCISE PRICE     OUTSTANDING
                                                               ----------------    -----------
         Outstanding at December 31, 1997 .................          $1.83           255,790
           Granted ........................................           2.55           387,500
           Exercised ......................................           1.80          (122,895)
           Canceled .......................................             --                --
                                                                     -----          --------
         Outstanding at December 31, 1998 .................          $2.37           520,395
           Granted ........................................           7.38            25,000
           Exercised ......................................           2.32          (427,895)
           Canceled .......................................             --                --
                                                                     -----          --------
         Outstanding at December 31, 1999 .................          $3.38           117,500
           Granted ........................................           3.79           102,500
           Exercised ......................................           5.00           (10,000)
           Canceled .......................................             --                --
                                                                     -----          --------
         Outstanding at December 31, 2000 .................          $3.50           210,000
                                                                     =====          ========
         Stock options exercisable at December 31, 2000 ...          $3.50           210,000
                                                                     =====          ========


STOCK WARRANTS


         Warrants to purchase 62,500 common shares at $7.22 per share were issued to the purchasers of $2,500,000 of convertible subordinated debentures in January 1999. Another 85,000 and 42,500 warrants to purchase common stock at $5.00 and $7.50, respectively, were also issued in conjunction with the sale of the $2,500,000 convertible subordinated debentures in 1999. The Company issued 500,000 warrants to purchase the Company's common stock at $6.00 per share to the shareholders of Brass Investment Company as part of the acquisition consideration. The company issued warrants to purchase 200,000 common shares at $10.09 in conjunction with the issuance of $7,500,000 of convertible subordinated debentures in February 2000 (see note 7). In December 2000, the company granted 250,000 warrants to the Stout Partnership at an exercise price of $1.50 per share. The warrants were granted in consideration of the Stout Partnership for exchanging the unsecured loan to a convertible subordinated debenture and providing the additional funding of Series E Preferred Stock (see note 7 and 13). In addition, Stout Partnership will receive 250,000 warrants in the event certain assets of the Company are not disposed of as of June 1, 2001. At December 31, 2000 a total of 1,260,000 warrants are outstanding.


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



         In 1999 the Company determined that it was unlikely to meet the performance goals set out in the Earnout Rights Agreement and approached all of the Historical Shareholders and requested that they sign a Settlement Agreement. Under the terms of the Settlement Agreement, the historical shareholders individually waived any future rights to Earnout Shares in exchange for a reduced payment in the form of Company shares upon signing the agreement. Approximately 99% of the Historical Shareholders (representing 4,553,606 shares of the total 4,609,386 earn out shares) agreed to accept 15% of the original earnout shares. The remaining 1% of the Historical Shareholders could not be located by the Company, and there are no pending proceedings with these remaining shareholders.


         On January 17, 2000, the Company issued 632,833 shares to the Historical Shareholders who accepted the Settlement Agreement. The Company has included the $5,166,005 value of the shares issued in acquired intangibles and additional paid in capital on the balance sheet as of December 31, 1999.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK RESERVED

         At December 31, 2000, common stock was reserved for the following:



         Shares contingently issuable to USPL and CEI shareholders.....            55,845
         Non employee stock options....................................           210,000
         Employee stock options........................................         3,586,750
         Warrants......................................................         1,260,000
         Convertible debentures........................................         5,842,058
         Preferred Stock...............................................         2,330,143
                                                                               ----------
                                                                               13,284,796
                                                                               ==========


10. RESTRUCTURING, EQUIPMENT AND INVENTORY IMPAIRMENT CHARGES

         In the fourth quarter of 2000, the Company committed to a plan of restructure with respect to some of the smaller plants in its plastic lumber division. As a result, the Reidsville, North Carolina plant was closed in October of 2000, the Green Bay, Wisconsin and Vernon, California plants were closed in January 2001 and the Company plans to close the Sweetser, Indiana facility at the end of the third quarter of 2001. As a result, the Company recorded the following charges in the fourth quarter of 2000:


         Write-down for equipment impairment................      $2,319,000
         Lease termination costs in connection with the
           Restructuring....................................       1,098,000
                                                                  ----------
                   Total restructuring charges in 2000......       3,417,000
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

         During the first quarter of 1999, the Company committed to a plan to restructure and consolidate its two operating divisions and facilities. As part of this plan, the plastic lumber division discontinued the labor intensive flow mold process and converted entirely to the more efficient continuous extrusion method of manufacturing plastic lumber. As a result, the Company closed its facility in Mulliken, Michigan and one of its facilities in Trenton, Tennessee and recorded the following charges during the first quarter of 1999:


         Write-down of flow mold inventory to its raw material
           Value....................................................       $2,025,000
         Write-down of flow mold equipment to its salvage value.....        1,315,000
         Severance costs in connection with the restructuring.......        1,075,000
         Exit costs in connection with the restructuring............        1,330,000
                                                                           ----------
                                                                           $5,745,000
                                                                           ==========



         Of the total charges recorded, $4,365,000 was recorded by the plastic lumber division and $1,380,000 was recorded by the environmental division, which includes the closing of the environmental division's Norristown, Pennsylvania facility. The write-down of flow mold inventory was recorded as a component of gross profit within the accompanying consolidated statement of operations. Severance costs relates to the 61 employees from plants that were planned to be closed during the year. Exit costs consist primarily of lease termination and idle plant costs during the changeover.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


12. INCOME TAXES


         The provision for income taxes (benefit) includes federal and state taxes currently payable and those deferred because of temporary differences between financial statement and tax basis of assets and liabilities. The components of the provision for income taxes (benefit) included in the consolidated statements of operations is as follows:


                                                                  2000                1999                1998
                                                               -----------         -----------         ---------
         Current:
           Federal ....................................        $   509,108         $   178,647         $ 485,595
           State ......................................           (290,728)            404,204           313,968
                                                               -----------         -----------         ---------
                                                                   218,380             582,851           799,563
                                                               -----------         -----------         ---------
         Deferred:
           Federal ....................................           (778,147)          1,225,417          (563,758)
           State ......................................           (628,308)            (77,268)         (297,986)
                                                               -----------         -----------         ---------
                                                                (1,406,455)          1,148,149          (861,744)
                                                               -----------         -----------         ---------
                   Total continuing operations ........         (1,188,075)          1,731,000           (62,181)
         Extraordinary item ...........................           (655,729)                 --                --
                                                               -----------         -----------         ---------
         Total (benefit) provision for income taxes ...        $(1,843,804)        $ 1,731,000         $ (62,181)
                                                               ===========         ===========         =========


         The total provision for income taxes (benefit) differed from the amount obtained by applying the federal statutory income tax rate to pre-tax accounting income (loss), as follows:


                                                                    2000                1999                1998
                                                                 -----------         -----------         ---------
          Tax at statutory rate of 34% ..................        $(4,322,902)        $ 1,659,136         $  82,246
          State taxes, net of Federal benefit ...........           (803,245)            198,518            10,820
          Nondeductible goodwill amortization ...........            207,597             656,910           155,601
          Increases (decreases) in valuation reserves ...          4,268,771            (435,500)         (157,494)
          Earnings of Pooled Sub S corporations .........                 --            (223,412)           39,957
          Other .........................................           (538,296)           (124,652)         (193,311)
                                                                 -----------         -----------         ---------
            Income tax (benefit) expense ................        $(1,188,075)        $ 1,731,000         $ (62,181)
                                                                 ===========         ===========         =========


         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of future profitability. As a result of the substantial operating losses incurred during 2000, the Company established valuation allowances for portions of the net operating loss carryforwards. The net change in the valuation allowance was an increase of $4,268,771 for the year ended December 31, 2000. The Company had net operating loss carryforwards

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of approximately $15,000,000 as of December 31, 2000 which begin to expire in 2010. A portion of these losses is subject to limitations regarding the offset of the Company's future taxable income.


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


         The Company also realized $1,084,796 of tax benefits related to the exercise of non-qualified stock options in 1999. There was no exercise of non-qualified stock options in 2000 and 1998. The $1,084,796 of tax benefits and $1,439,966 net proceeds on the exercise of stock options was recorded as additional paid in capital in 1999.


         Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred tax assets and liabilities as of December 31, 2000, 1999 and 1998 are as follows:


                                                                        2000                1999                 1998
                                                                    ------------         -----------         -----------
          Deferred tax assets:
          Goodwill .........................................        $  2,703,389         $ 2,994,000         $   409,000
          Merger reserves and accrued expenses .............           2,542,012           1,176,000             113,000
          Allowance for doubtful accounts ..................             998,192             383,000             173,000
          Original issue discount on debentures ............             288,800             289,000                  --
          Net operating loss ...............................           5,606,598           1,134,000           2,565,000
          Inventory overhead ...............................             324,699             252,000              57,000
          Other ............................................             218,277              74,000               6,000
                                                                    ------------         -----------         -----------
                    Total deferred tax assets ..............          12,681,967           6,302,000           3,323,000
          Less valuation allowance .........................          (4,268,771)                 --          (2,824,000)
                                                                    ------------         -----------         -----------
          Net deferred tax asset ...........................           8,413,196           6,302,000             499,000
          Deferred tax liabilities:
          Property and equipment basis difference ..........           7,473,353           6,585,000             219,000
          Goodwill on asset purchases ......................             241,099             250,000                  --
          Long term contracts ..............................                  --             226,000             360,000
          Other ............................................              26,459             178,000             430,000
                                                                    ------------         -----------         -----------
                    Total gross deferred tax liabilities ...           7,740,911           7,239,000           1,009,000
                                                                    ------------         -----------         -----------
            Deferred tax asset (liabilities), net ..........        $    672,285         $  (937,000)        $  (510,000)
                                                                    ============         ===========         ===========


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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         On December 1, 2000 the Stout Partnership exchanged the $5,000,000 unsecured loan into a subordinated convertible debenture of an equal dollar amount with a due date of July 1, 2002, with interest payable monthly in arrears at 11.5% per annum. The debenture is convertible into common stock at the lower of $2.00 per share or the lowest closing price of the Company's common stock during the four trading days prior to but not including the conversion date. The debenture is convertible at any time, in whole or part, at the option of the holder.


         In addition Stout Partnership provided the Company with an additional funding of $2,000,000 as part of the Series E Preferred stock private placement in 2000. See Note 9 -- Capital Stock.


         In consideration of the Stout Partnership exchanging its unsecured loan for a subordinated convertible debenture and providing the additional funding of Series E Preferred Stock, the Company granted 250,000 warrants at the exercise price of $1.50 per share. The $264,374 value assigned to the warrants is reflected as a discount from the face value of the debentures and is being accreted over the term of the debenture. In addition, Stout Partnership will receive 250,000 warrants in the event certain assets of the Company are not disposed of as of June 1, 2001.


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


         The Company has a professional services contract with Rosetto & Associates LLC, a private law firm, that performs legal work for the company as well as unrelated third parties. Mr. Rosetto, Executive Vice President, General Counsel and Secretary for the Company, is the sole principal of Rosetto & Associates. During 2000, Rosetto & Associates billed the Company $465,145 for legal services and the Company billed $160,800 to Rosetto & Associates for use of office space, office equipment and other shared services.


14. COMMITMENT AND CONTINGENCIES

OPERATING LEASES

         The Company leases office space, equipment, manufacturing facilities, and land under non-cancelable operating leases that expire at various dates through year 2028. Rent expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $2,514,000, $2,186,000 and
$1,013,000, respectively. Future minimum payments are as follows for the year ending December 31:


         2001...............    $1,964,000
         2002...............     1,436,000
         2003...............     1,167,000
         2004...............       768,000
         2005...............       217,000
         Thereafter.........     5,289,000
                               -----------
                   Total....   $10,841,000
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


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYMENT AGREEMENTS

         At December 31, 2000, the Company had employment agreements with certain officers and key employees. Salaries and benefits expense recorded under the Agreements totaled approximately $3,234,000, $2,544,000 and $1,714,000 during years ended December 31, 2000, 1999 and 1998, respectively. Future minimum payments under these employment agreements are as follows:


 YEAR ENDING DECEMBER 31,                  AMOUNT
 ------------------------                ----------
           2001.....................     $3,044,000
           2002.....................      1,995,000
           2003.....................        182,000
           2004 and thereafter......             --
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


                               MAINTENANCE       ROYALTY
                                   FEE             FEE
                               -----------      --------
          2001 .........        $ 10,000        $ 60,000
          2002 .........          10,000          60,000
          2003 .........          10,000          60,000
          2004 .........          10,000          60,000
          Thereafter ...          50,000         280,000
                                --------        --------
                                $ 90,000        $520,000
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


         The Company also has a license agreement with Paul T. Adam for the manufacture and commercial sale of contaminated or impacted dredge material from a wide variety of industrial waste streams that the Company uses in its environmental division. The license requires that the Company pay a royalty fee equal to 10% of net sales or 25% of net income, but in no event less than $.20 per ton. No royalty fee was paid in 2000. Minimum annual royalties are paid through 2003, although the license does not expire until December 5, 2011.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company also has a non-exclusive license with the Strandex Corporation to manufacture a composite railing product and deck plank, although the Company no longer uses the Strandex technology to manufacture composite planks. The license expires on April 22, 2011. The license requires a royalty fee equal to $.032 per pound of product manufactured.


         LOSS CONTINGENCIES



         Loss contingencies are recorded and recognized by accruing a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.


15. SEGMENT REPORTING


         The Company's sales generating operations are conducted through its environmental recycling division. Separate monthly consolidated financial statements are prepared for each division. There are no inter segment or foreign revenues. The corporate administrative expenses consist of the executive officers of the Company and include the legal, accounting and enterprise wide cash management functions and public company expenses. Substantially all of the debt and related interest expense is also retained at corporate. The corporate administrative and interest expenses are not allocated to the two Divisions for management reports. The operating income of each of the Divisions is the principal measurement tool used to manage the two segments. The operating results of each segment, excluding the aforementioned merger and restructuring, inventory and equipment impairment charges, and the reconciliation of each element to the consolidated statement of operations for each of the years ended December 31, 2000, 1999 and 1998 follows (in thousands):



                                                       2000              1999             1998
                                                    ---------         ---------         --------
          Revenues:
            Environmental recycling ........        $ 100,530         $  85,498         $ 51,544
            Plastic lumber .................           73,214            53,046           21,250
                                                    ---------         ---------         --------
                                                    $ 173,744         $ 138,544         $ 72,794
                                                    =========         =========         ========
          Operating (loss) income:
            Environmental recycling ........        $   9,190         $  12,353         $  3,824
            Plastic lumber .................           (8,362)            7,649             (622)
            Corporate ......................           (3,510)           (2,174)          (1,514)
                                                    ---------         ---------         --------
                                                    $  (2,682)        $  17,828         $  1,688
                                                    =========         =========         ========
          Depreciation and amortization:
            Environmental recycling ........        $   3,242         $   2,525         $  1,272
            Plastic lumber .................            3,171             2,551            1,368
            Corporate ......................              451               293              170
                                                    ---------         ---------         --------
                                                    $   6,864         $   5,369         $  2,810
                                                    =========         =========         ========



         Information with respect to assets of the segments and reconciliation to the financial statements is set forth below (in thousands):



                                                      2000            1999
                                                    --------        --------
          Segment assets at December 31:
          Environmental recycling ..........        $ 92,784        $ 77,471
          Plastic lumber ...................         103,222          85,045
          Corporate ........................           4,405           3,795
                                                    --------        --------
                                                    $200,411        $166,311
                                                    ========        ========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Expenditures for long-lived assets for the segments is set forth below (in thousands):




                                                     2000           1999            1998
                                                    -------        -------        -------
          Segment assets at December 31:
          Environmental recycling ..........        $ 8,278        $21,346        $ 6,933
          Plastic lumber ...................         19,354         33,344          5,029
          Corporate ........................            186          5,529            740
                                                    -------        -------        -------
                                                    $27,818        $60,219        $12,702
                                                    =======        =======        =======


16. CHANGES IN VALUATION ACCOUNTS


                                           BALANCE AT        CHARGES TO          CHARGED TO                          BALANCE AT
                                           BEGINNING         COSTS AND             OTHER                               END OF
DESCRIPTION                                OF PERIOD          EXPENSES            ACCOUNTS          DEDUCTIONS         PERIOD
-----------                                ----------        -----------         -----------        ----------       ----------
AT DECEMBER 31, 2000:
Allowance for Doubtful Accounts
   Receivable .....................        $1,139,870        $ 1,766,109                  --         $530,500        $2,375,479
Deferred Tax Asset Valuation
   Allowance ......................                --          4,268,771                  --               --         4,268,771
AT DECEMBER 31, 1999:
Allowance for Doubtful Accounts
   Receivable .....................        $  460,907        $   621,755              57,208               --        $1,139,870
Deferred Tax Asset Valuation
   Allowance ......................         2,824,000           (435,500)         (2,388,500)              --                --
AT DECEMBER 31, 1998:
Allowance for Doubtful Accounts
   Receivable .....................        $  475,030        $   100,769         $   150,808         $265,700        $  460,907
Deferred Tax Asset Valuation
   Allowance ......................         2,993,252           (169,252)                                             2,824,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates on its floating-rate debt, substantially all of which is based on LIBOR. At December 31, 2000, the Company had effectively capped its interest rate exposure at approximately 6.77% on approximately $20 million of its floating-rate as of December 31, 2000. A 100 basis point interest rate increase would result in approximately $370,000 of additional interest expense per year based on the Company's outstanding debt at December 31, 2000 for which an effective hedge was not in place.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are attached hereto and made a part hereof:


                                                                                                                      PAGE
                                                                                                                      ----
         Reports of Independent Certified Public Accountants.......................................................    60
         Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................    63
         Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998................    64
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998......    65
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998................    66
         Notes to Consolidated Financial Statements................................................................    67


SUMMARIZED QUARTERLY DATA (UNAUDITED):

Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:


                                                                                    FISCAL QUARTER
                                                       -------------------------------------------------------------------------
                                                        FIRST         SECOND           THIRD           FOURTH            TOTAL
                                                       --------      --------        --------         --------         ---------
                                                                        $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
          2000
          Sales, net ..............................    $ 30,404      $ 44,260        $ 50,088         $ 48,992         $ 173,744
          Gross profit ............................       5,517         9,630           6,115            3,566            24,828
          (Loss) earnings before extraordinary
            item ..................................        (670)        1,735          (2,450)         (10,062)          (11,447)
          Net (loss) earnings .....................        (670)          796          (2,450)         (10,151)          (12,475)
          Net (loss) earnings attributable to
            common shareholders ...................        (670)          796          (2,633)         (10,788)          (13,295)
          Net (loss) earnings per common
            share -- Basic:
            (Loss) earnings before
               extraordinary item .................        (.02)          .05            (.08)            (.31)             (.36)
          Net (loss) earnings per common share.....        (.02)          .02            (.08)            (.31)             (.39)
                                                       --------      --------        --------         --------         ---------
          Net (loss) earnings per common
            share -- Diluted:
            (Loss) earnings before
               extraordinary item .................        (.02)          .05            (.08)            (.31)             (.36)
          Net (loss) earnings per common share.....        (.02)          .02            (.08)            (.31)             (.39)
                                                       --------      --------        --------         --------         ---------
          1999
          Sales, net ..............................    $ 24,971      $ 36,858        $ 40,741         $ 35,974         $ 138,544
          Gross profit ............................       4,850        10,691          11,206            9,596            36,343

                                                                                    FISCAL QUARTER
                                                       -------------------------------------------------------------------------
                                                        FIRST         SECOND           THIRD           FOURTH            TOTAL
                                                       --------      --------        --------         --------         ---------
                                                                        $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

          (Loss) earnings before extraordinary
            item ..................................      (5,345)        3,281           3,150            2,063             3,149
          Net (loss) earnings .....................      (5,345)        3,281           3,150            2,063             3,149
            Net (loss) earnings attributable to
               common shareholders ................      (5,515)        3,176           3,108            2,063             2,832
          Net (loss) earnings per common
            share -- Basic:
            (Loss) earnings before
               extraordinary item .................        (.23)          .12             .10              .11               .10
            Net (loss) earnings ...................        (.23)          .12             .10              .11               .10
            Net (loss) earnings per common
               share attributable to common
               shareholders .......................        (.23)          .12             .10              .10               .10
          Net (loss) earnings per common
            share -- Diluted:
            (Loss) earnings before
               extraordinary item .................        (.23)          .11             .10              .11               .09
            Net (loss) earnings ...................        (.23)          .11             .10              .11               .09
            Net (loss) earnings per common
               share attributable to common
               shareholders .......................        (.23)          .11             .10              .10               .09


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information as of December 31, 2000 with respect to the beneficial ownership of our common stock by: (i) each person who is known by us to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each of our directors, (iii) our chief executive officer and each other officer whose salary and bonus totaled $100,000 or more during fiscal 2000; and (iv) all of our directors and executive officers as a group. As of December 31, 2000, 34,836,594 shares of our common stock were outstanding.



The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly they may include securities owned by or for, among others, the wife and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants and/or convertible debentures within 60 days after the date of this table. Beneficial ownership may be disclaimed as to some of the securities.

                                                                               AMOUNT OF SHARES      PERCENT
                                   NAME AND ADDRESS**                         BENEFICIALLY OWNED     OF CLASS
                                   ------------------                         ------------------     --------
         DIRECTORS AND EXECUTIVE OFFICERS
          Mark S. Alsentzer .............................................         9,749,740(1)         25.2%
          Roger Zitrin ..................................................           393,974(2)          1.1%
          August C. Schultes, III .......................................         8,725,969(3)         23.2%
          Gary J. Ziegler ...............................................         9,055,808(4)         24.0%
          Kenneth Leung .................................................           475,121(5)          1.4%
          Bruce C. Rosetto ..............................................           200,704(6)            *
          Michael D. Schmidt ............................................           155,641(7)            *
          John W. Poling ................................................           108,333(8)            *
          All directors and executive officers as a group (8 persons) ...        11,691,606(9)         29.9%
          5% HOLDERS
          Stout Partnership .............................................         8,568,842(10)        22.8%
               101 Jessup Rd., Thorofare, NJ 08086
          Halifax Fund, LP. .............................................         3,827,772(11)         9.9%
               195 Maplewood Ave., Maplewood NJ 07040


---------------

*        Less than 1%.

** The business address of all of the executive officers and directors is 2300 W. Glades Road, Suite 440 W, Boca Raton, Florida 33431.

(1) Includes 85,383 shares held directly by Mr. Alsentzer, 5,000 shares owned by Mr. Alsentzer's spouse, as to which Mr. Alsentzer has shared voting and dispositive power, 1,033,333 shares which Mr. Alsentzer has the right to acquire through the exercise of outstanding options, 8,568,842 shares, as to which Mr. Alsentzer has shared voting power as a general partner of Stout Partnership (see Notes 9 and 10 below), 39,182 shares held by Marrin LLP, a limited partnership, as to which Mr. Alsentzer has full voting power and shared dispositive power, and 18,000 shares held by Adams Oil Inc., as to which Mr. Alsentzer has shared voting and dispositive power.

(2) Includes 16,474 shares held directly by Mr. Zitrin, 350,000 shares held by Mr. Zitrin's spouse, as to which Mr. Zitrin has shared voting and dispositive power, and 27,500 shares which Mr. Zitrin has the right to acquire through the exercise of options.

(3) Includes 111,627 shares held directly by Mr. Schultes, 27,500 shares which Mr. Schultes has the right to acquire through the exercise of options. Includes 8,568,842 shares, as to which Mr. Schultes has shared voting power as a general partner of Stout Partnership (see Notes 9 and 10 below), and 18,000 shares held by Adams Oil Inc., as to which Mr. Schultes has shared voting and dispositive power.

(4) Includes 432,328 shares held directly by Mr. Ziegler and 27,500 shares which Mr. Ziegler has the right to acquire through the exercise of options. Includes 8,568,842 shares, as to which Mr. Ziegler has shared voting power as a general partner of Stout Partnership (see Notes 9 and 10 below), 18,000 shares held by Adams Oil Inc., as to which Mr. Ziegler has shared voting and dispositive power, and 9,138 shares held by Bedford 5 LP, as to which Mr. Schultes has shared voting and dispositive power.

(5) Includes 6,000 shares held directly by Mr. Leung, 550 shares held by a family member, as to which Mr. Leung has shared voting and dispositive power, 15,000 shares which Mr. Leung has the right to acquire through the exercise of options, and 453,571 shares owned by EOF II, of which Mr. Leung is a member of the investment committee with shared voting and dispositive power.

(6) Includes 62,371 shares held directly by Mr. Rosetto and 138,333 shares which Mr. Rosetto has the right to acquire through the exercise of options.

(7) Includes 17,308 shares held directly by Mr. Schmidt and 138,333 shares which Mr. Schmidt has the right to acquire through the exercise of options.

(8) Includes 25,000 shares held directly by Mr. Poling and 83,333 shares which Mr. Poling has the right to acquire through the exercise of options.

(9) Some of our officers and directors are general partners of Stout Partnership, including Mark S. Alsentzer, August C. Schultes III, and Gary J. Ziegler. All of the shares beneficially owned by Stout Partnership are owned by the general partnership, whose ownership is described in the Schedule 13D dated March 13, 1998 and Note 10 below. Each of the individual partners of Stout Partnership have voting power and dispositive power equal to their pro rata interest.

(10) Includes 5,748,842 shares beneficially owned by Stout Partnership (as reported in Schedule 13D dated March 13, 1998), 70,000 shares subject to options granted to Stout Partnership, 250,000 shares subject to warrants granted to Stout Partnership, and 2,500,000 shares subject to the convertible debentures of Stout Partnership. The debentures convert at the lowest of $2.00 per share or the lowest closing price for the four trading days immediately preceding the conversion.

(11) Halifax and its investment advisor, The Palladin Group, L.P., share voting and dispositive power with respect to 3,827,772 shares of our common stock and disclaim beneficial ownership with respect to the remaining shares as a result of an ownership limitation contained in agreements entered into between us and Halifax and The Palladin Group, which restrict the number of shares of our common stock into which such entities may convert the 5% convertible debenture, the warrant (which is exercisable for 200,000 shares of common stock), and Series D Convertible Preferred Stock (which is convertible into 285,714 shares of common stock) to 9.9% of our outstanding common stock or 3,827,772. Yarmouth Investments, Ltd. is the sole general partner of Halifax. Palladin Capital Management, LLC is the sole general partner of Palladin Group. Yarmouth and Palladin Capital are controlled by Jeffrey Devers.


ITEM 13. CERTAIN TRANSACTIONS

The information contained in the Proxy Statement under the caption "Certain Transactions" relating to the 2001 Annual Meeting is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS

EXHIBITS


EXHIBIT NO.       DESCRIPTION
-----------       -----------
2.1               Agreement and Plan of Reorganization between Educational Storybooks
                  International, Inc. and Earth Care Global Holdings, Inc. (Incorporated
                  by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

3.1               Restated Articles of Incorporation of U.S. Plastic Lumber Corp.

3.2               Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.7 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

3.3               Articles of Incorporation of Educational Resources, Inc., the
                  predecessor of the Company (Incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form SB-2 (File No.
                  333-22949) filed with the SEC on March 7, 1997)

3.4               Plan and Articles of Merger of Educational Resources, Inc. into Earth
                  Care Global Holdings, Inc. (Incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form SB-2 (File No.
                  333-22949) filed with the SEC on March 7, 1997)

3.5               Certificate of Amendment to the Certificate of Designation of
                  Preferences, Rights and Limitations of Series D Preferred Stock.
                  (Incorporated by reference from Exhibit 4.1 to the Company's Current
                  Report on Form 8-K filed with the SEC on June 22, 2001)

3.6               Series E Preferred Stock Certificate of Designation (Incorporated by
                  reference from Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

4.1               5% Convertible Debenture issued to Halifax Fund, L.P. (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on
                  Form S-3 filed with the SEC on March 10, 2000 (File No. 333-32148))

4.2               Common Stock Purchase Warrant issued to Halifax Fund, L.P. dated
                  February 2, 2000. (Incorporated by reference from Exhibit 4.2 to the
                  Company's Registration Statement on Form S-3 filed with the SEC on
                  March 10, 2000 (File No. 333-32148))

4.3               Form of the 11.5% Convertible Debenture issued to Stout Partnership

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

EXHIBIT NO.       DESCRIPTION
-----------       -----------
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

10.6              Employment Agreement -- Harold Gebert (Incorporated by reference from
                  Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File
                  No. 333-22949) filed with the SEC on March 7, 1997)

10.7              Employment Agreement -- David Farrow (Incorporated by reference from
                  Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File
                  No. 333-22949) filed with the SEC on March 7, 1997)

10.8              Rutgers Licensing Agreement (Incorporated by reference from Exhibit
                  10.9 to the Company's Registration Statement on Form SB-2 (File No.
                  333-22949) filed with the SEC on March 7, 1997)

10.9              ESP Acquisition Agreement (Incorporated by reference from Exhibit 10.10 of Amendment One to the Company's Registration Statement on Form SB-2
                  (File No. 333-22949) filed with the SEC on August 26, 1997)

10.10             ITS Acquisition Agreement (Incorporated by reference from Exhibit 10.11 of Amendment One to the Company's Registration Statement on Form SB-2
                  (File No. 333-22949) filed with the SEC on August 26, 1997)

10.11             EPC Acquisition Agreement (Incorporated by reference from Exhibit 10.12 of Amendment One to the Company's Registration Statement on Form SB-2
                  (File No. 333-22949) filed with the SEC on August 26, 1997)

10.12             IIC/USPL Joint Venture Agreement (Incorporated by reference from
                  Exhibit 10.13 of Amendment One to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on August 26,
                  1997)

10.13             S D & G License and Operating Agreement (Incorporated by reference from
                  Exhibit 10.14 of Amendment One to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on August 26,
                  1997)

10.14             Ground Lease Agreement (Carteret Biocycle) (Incorporated by reference from Exhibit 10.15 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.15             Lease Agreement (Brock Mgt/Earth Care TN) (Incorporated by reference from Exhibit 10.16 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.16             Lease Agreement (APEC/Earth Care Midwest) (Incorporated by reference from Exhibit 10.17 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.17             Lease Agreement (Plastic Properties LLC/RPI) (Incorporated by reference from Exhibit 10.18 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.18             Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by reference from Exhibit 10.19 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.19             Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated by
                  reference from Exhibit 10.20 of Amendment One to the Company's
                  Registration Statement on Form SB-2 (File No. 333-22949) filed with the
                  SEC on August 26, 1997)

10.20             Lease Agreement (Consol. Realty/EPC) (Incorporated by reference from
                  Exhibit 10.21 of Amendment One to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on August 26,
                  1997)

10.21             Lease Agreement (Waste Concepts, Inc.) (Incorporated by reference from
                  Exhibit 10.22 of Amendment Two to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on January 9,
                  1998)

10.22             Lease Agreement (Earth Care Products of Tennessee) (Incorporated by
                  reference from Exhibit 10.23 of Amendment Two to the Company's
                  Registration Statement on Form SB-2 (File No. 333-22949) filed with the
                  SEC on January 9, 1998)

10.23             WCI Acquisition Agreement (Incorporated by reference from Exhibit 10.24 of Amendment Two to the Company's Registration Statement on Form SB-2
                  (File No. 333-22949) filed with the SEC on January 9, 1998)

10.24             CTI Securities Purchase Agreement (Incorporated by reference from Exhibit
                  10.25 of Amendment Two to the Company's Registration Statement on Form
                  SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

10.25             Employment Agreement -- Steven Sands (Incorporated by reference from
                  Exhibit 10.26 of Amendment Two to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on January 9,
                  1998)

10.26             ICC/USPL Joint Venture Agreement II (Incorporated by reference from
                  Exhibit 10.28 of Amendment Two to the Company's Registration Statement on
                  Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.27             PNC Bank of Delaware -- Promissory Note (Incorporated by reference from
                  Exhibit 10.22 of Amendment Two to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on January 9,
                  1998)

10.28             Eaglebrook Plastics, Inc. Stock Purchase Agreement (Incorporated by
                  reference from Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 10,1999)

10.29             Eaglebrook Plastics, Inc. Stock Purchase Agreement (Incorporated by
                  reference from Exhibit 10.2 to the Company's Form 8-K filed with the SEC on February 10,1999)

10.30             Coast Business Credit Loan and Security Agreement; Amendment to Loan
                  and Security Agreement; Second Amendment to Loan and Security
                  Agreement; Third Amendment to Loan and Security Agreement; and Fourth
                  Amendment to Loan and Security Agreement (Incorporated by reference from Exhibit 10.33 to the Company's Form 10KSB filed with the SEC on
                  March 30, 1999)

10.31             Convertible Debenture Purchase Agreement dated December 22, 1998
                  (Incorporated by reference from Exhibit 10.34 to the Company's Form
                  10KSB filed with the SEC on March 30, 1999)

10.32             Convertible Debenture Purchase Agreement dated January 26, 1999
                  (Incorporated by reference from Exhibit 10.35 to the Company's
                  Form 10KSB filed with the SEC on March 30, 1999)

10.33             1999 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.37 to the Company's Form 10KSB filed with the SEC on
                  March 30, 1999)

10.34             Amended and Restated 1999 Employee Stock Option Plan (Incorporated
                  by reference from Exhibit 10.38 to the Company's Form 10KSB  filed with the SEC on March 30, 2000)

10.35             Employment Agreement of Bruce C. Rosetto (Incorporated by reference from Exhibit 10.39 to the Company's Form 10KSB filed with the SEC on
                  March 30, 2000)

10.36             Employment Agreement of Michael D. Schmidt (Incorporated by reference from Exhibit 10.40 to the Company's Form 10KSB filed with the SEC on
                  March 30, 2000)

10.37             Employment Agreement of John W. Poling (Incorporated by reference from
                  Exhibit 10.41 to the Company's Form 10KSB filed with the SEC on
                  March 30, 2000)

10.38             Employment Agreement of Mark S. Alsentzer (Incorporated by reference from Exhibit 10.42 to the Company's Form 10KSB filed with the SEC on
                  March 30, 2000)

10.39             Private Placement Stock Purchase Agreement dated August 20, 1999
                  (Incorporated by reference from Exhibit 10.43 to the Company's Form
                  10KSB filed with the SEC on March 30, 2000)

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.40             Asset Purchase Agreement -- Baron Enterprises, Inc. (Incorporated by
                  reference from Exhibit 10.44 to the Company's Form 10-Q filed with the
                  SEC on May 16, 2000)

10.41             Master Security Agreement with GE Capital Corporation (Incorporated by reference from Exhibit 10.45 to the Company's Form 10-Q filed with the SEC on
                  May 16, 2000)

10.42             Credit Agreement with Bank of America dated as of June 30, 2000 (Incorporated by reference from Exhibit 10.46 to the Company's Form 10-Q filed with the
                  SEC on August 14, 2000)

10.43             Waiver and First Amendment to the Credit Agreement with Bank of America
                  (Incorporated by reference from Exhibit 10.47 to the Company's Form 10-Q filed with the SEC on November 14, 2000)

10.44             Convertible Debenture Purchase Agreement by and between the Company and
                  Halifax Fund, L.P. dated February 2, 2000 (Incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-3 filed with the SEC on March 10, 2000 (File No. 333-32148))

10.45             Registration Rights Agreement by and between the Company and Halifax
                  Fund, L.P. dated February 2, 2000 (Incorporated by reference from
                  Exhibit 99.2 to the Company's Registration Statement on Form S-3 filed with the SEC on March 10, 2000 (File No. 333-32148))

10.46             Common Stock Purchase Agreement with Fusion Capital Fund II, LCC (Incorporated by reference from Exhibit 10.50 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

10.47             Waiver and Second Amendment to the Credit Agreement with Bank of America
                  (Incorporated by reference from Exhibit 10.51 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

10.48             Amendments to the Master Security Agreement with GE Capital Corporation
                  (Incorporated by reference from Exhibit 10.52 to the Company's Form 10-K for the year ended  December 31, 2000 filed with the SEC on April 3, 2001)

10.49             Form of the Letter Agreement by and between the Company and Stout Partnership, dated
                  November 13, 2000

10.50             Form of the Convertible Debenture Purchase Agreement by and between the Company and Stout
                  Partnership, dated December 1, 2000

10.51             Form of the Amendment to the Convertible Debenture Purchase Agreement by and between the
                  Company and Stout Partnership, dated March 15, 2001

10.52             Form of the Amendment to the Convertible Debenture Purchase Agreement by and between the
                  Company and Stout Partnership, dated November, 2001

11.1              Statement or Computation of Per Share Earnings (Included in Note 1 of
                  the Notes to Consolidated Financial Statements)

21.1              List of Subsidiaries of the Company

23.1              Consent of KPMG LLP

23.2              Consent of Arthur Andersen LLP

23.3              Consent of Callahan & Company P.C.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     U.S. Plastic Lumber Corporation




                                     By: /s/ Mark S. Alsentzer
                                        --------------------------------------
                                        Mark S. Alsentzer, Chairman of the Board
                                        Chief Executive Officer and President



                                     Date: January 11, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark S. Alsentzer                                            Date: January 11, 2002
----------------------------------------
Mark S. Alsentzer, Chairman of the Board
Chief Executive Officer and President



/s/ John W. Poling                                               Date: January 11, 2002
----------------------------------------
John W. Poling, Chief Financial Officer



/s/ August C. Schultes III                                       Date: January 11, 2002
----------------------------------------
August C. Schultes III, Director



/s/ Gary J. Ziegler                                              Date: January 11, 2002
----------------------------------------
Gary J. Ziegler, Director



/s/ Roger N. Zitrin                                              Date: January 11, 2002
----------------------------------------
Roger N. Zitrin, Director



/s/ Kenneth Leung                                                Date: January 11, 2002
----------------------------------------
Kenneth Leung, Director

                                 EXHIBIT INDEX




2.1               Agreement and Plan of Reorganization between Educational Storybooks
                  International, Inc. and Earth Care Global Holdings, Inc. (Incorporated
                  by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File No. 333-22949) filed with the SEC on March 7, 1997)

3.1               Restated Articles of Incorporation of U.S. Plastic Lumber Corp.

3.2               Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.7 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

3.3               Articles of Incorporation of Educational Resources, Inc., the
                  predecessor of the Company (Incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form SB-2 (File No.
                  333-22949) filed with the SEC on March 7, 1997)

3.4               Plan and Articles of Merger of Educational Resources, Inc. into Earth
                  Care Global Holdings, Inc. (Incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form SB-2 (File No.
                  333-22949) filed with the SEC on March 7, 1997)

3.5               Certificate of Amendment to the Certificate of Designation of
                  Preferences, Rights and Limitations of Series D Preferred Stock.
                  (Incorporated by reference from Exhibit 4.1 to the Company's Current
                  Report on Form 8-K filed with the SEC on June 22, 2001)

3.6               Series E Preferred Stock Certificate of Designation (Incorporated by
                  reference from Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

4.1               5% Convertible Debenture issued to Halifax Fund, L.P. (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on
                  Form S-3 filed with the SEC on March 10, 2000 (File No. 333-32148))

4.2               Common Stock Purchase Warrant issued to Halifax Fund, L.P. dated
                  February 2, 2000. (Incorporated by reference from Exhibit 4.2 to the
                  Company's Registration Statement on Form S-3 filed with the SEC on
                  March 10, 2000 (File No. 333-32148))

4.3               Form of the 11.5% Convertible Debenture issued to Stout Partnership

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

10.6              Employment Agreement -- Harold Gebert (Incorporated by reference from
                  Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File
                  No. 333-22949) filed with the SEC on March 7, 1997)

10.7              Employment Agreement -- David Farrow (Incorporated by reference from
                  Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File
                  No. 333-22949) filed with the SEC on March 7, 1997)

10.8              Rutgers Licensing Agreement (Incorporated by reference from Exhibit
                  10.9 to the Company's Registration Statement on Form SB-2 (File No.
                  333-22949) filed with the SEC on March 7, 1997)

10.9              ESP Acquisition Agreement (Incorporated by reference from Exhibit 10.10 of Amendment One to the Company's Registration Statement on Form SB-2
                  (File No. 333-22949) filed with the SEC on August 26, 1997)

10.10             ITS Acquisition Agreement (Incorporated by reference from Exhibit 10.11 of Amendment One to the Company's Registration Statement on Form SB-2
                  (File No. 333-22949) filed with the SEC on August 26, 1997)

10.11             EPC Acquisition Agreement (Incorporated by reference from Exhibit 10.12 of Amendment One to the Company's Registration Statement on Form SB-2
                  (File No. 333-22949) filed with the SEC on August 26, 1997)

10.12             IIC/USPL Joint Venture Agreement (Incorporated by reference from
                  Exhibit 10.13 of Amendment One to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on August 26,
                  1997)

10.13             S D & G License and Operating Agreement (Incorporated by reference from
                  Exhibit 10.14 of Amendment One to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on August 26,
                  1997)

10.14             Ground Lease Agreement (Carteret Biocycle) (Incorporated by reference from Exhibit 10.15 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.15             Lease Agreement (Brock Mgt/Earth Care TN) (Incorporated by reference from Exhibit 10.16 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.16             Lease Agreement (APEC/Earth Care Midwest) (Incorporated by reference from Exhibit 10.17 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.17             Lease Agreement (Plastic Properties LLC/RPI) (Incorporated by reference from Exhibit 10.18 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.18             Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by reference from Exhibit 10.19 of Amendment One to the Company's Registration
                  Statement on Form SB-2 (File No. 333-22949) filed with the SEC on
                  August 26, 1997)

10.19             Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated by
                  reference from Exhibit 10.20 of Amendment One to the Company's
                  Registration Statement on Form SB-2 (File No. 333-22949) filed with the
                  SEC on August 26, 1997)

10.20             Lease Agreement (Consol. Realty/EPC) (Incorporated by reference from
                  Exhibit 10.21 of Amendment One to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on August 26,
                  1997)

10.21             Lease Agreement (Waste Concepts, Inc.) (Incorporated by reference from
                  Exhibit 10.22 of Amendment Two to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on January 9,
                  1998)

10.22             Lease Agreement (Earth Care Products of Tennessee) (Incorporated by
                  reference from Exhibit 10.23 of Amendment Two to the Company's
                  Registration Statement on Form SB-2 (File No. 333-22949) filed with the
                  SEC on January 9, 1998)

10.23             WCI Acquisition Agreement (Incorporated by reference from Exhibit 10.24 of Amendment Two to the Company's Registration Statement on Form SB-2
                  (File No. 333-22949) filed with the SEC on January 9, 1998)

10.24             CTI Securities Purchase Agreement (Incorporated by reference from Exhibit
                  10.25 of Amendment Two to the Company's Registration Statement on Form
                  SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

10.25             Employment Agreement -- Steven Sands (Incorporated by reference from
                  Exhibit 10.26 of Amendment Two to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on January 9,
                  1998)

10.26             ICC/USPL Joint Venture Agreement II (Incorporated by reference from
                  Exhibit 10.28 of Amendment Two to the Company's Registration Statement on
                  Form SB-2 (File No. 333-22949) filed with the SEC on January 9, 1998)

10.27             PNC Bank of Delaware -- Promissory Note (Incorporated by reference from
                  Exhibit 10.22 of Amendment Two to the Company's Registration Statement
                  on Form SB-2 (File No. 333-22949) filed with the SEC on January 9,
                  1998)

10.28             Eaglebrook Plastics, Inc. Stock Purchase Agreement (Incorporated by
                  reference from Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 10,1999)

10.29             Eaglebrook Plastics, Inc. Stock Purchase Agreement (Incorporated by
                  reference from Exhibit 10.2 to the Company's Form 8-K filed with the SEC on February 10,1999)

10.30             Coast Business Credit Loan and Security Agreement; Amendment to Loan
                  and Security Agreement; Second Amendment to Loan and Security
                  Agreement; Third Amendment to Loan and Security Agreement; and Fourth
                  Amendment to Loan and Security Agreement (Incorporated by reference from Exhibit 10.33 to the Company's Form 10KSB filed with the SEC on
                  March 30, 1999)

10.31             Convertible Debenture Purchase Agreement dated December 22, 1998
                  (Incorporated by reference from Exhibit 10.34 to the Company's Form
                  10KSB filed with the SEC on March 30, 1999)

10.32             Convertible Debenture Purchase Agreement dated January 26, 1999
                  (Incorporated by reference from Exhibit 10.35 to the Company's
                  Form 10KSB filed with the SEC on March 30, 1999)

10.33             1999 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.37 to the Company's Form 10KSB filed with the SEC on
                  March 30, 1999)

10.34             Amended and Restated 1999 Employee Stock Option Plan (Incorporated
                  by reference from Exhibit 10.38 to the Company's Form 10KSB  filed with the SEC on March 30, 2000)

10.35             Employment Agreement of Bruce C. Rosetto (Incorporated by reference from Exhibit 10.39 to the Company's Form 10KSB filed with the SEC on
                  March 30, 2000)

10.36             Employment Agreement of Michael D. Schmidt (Incorporated by reference from Exhibit 10.40 to the Company's Form 10KSB filed with the SEC on
                  March 30, 2000)

10.37             Employment Agreement of John W. Poling (Incorporated by reference from
                  Exhibit 10.41 to the Company's Form 10KSB filed with the SEC on
                  March 30, 2000)

10.38             Employment Agreement of Mark S. Alsentzer (Incorporated by reference from Exhibit 10.42 to the Company's Form 10KSB filed with the SEC on
                  March 30, 2000)

10.39             Private Placement Stock Purchase Agreement dated August 20, 1999
                  (Incorporated by reference from Exhibit 10.43 to the Company's Form
                  10KSB filed with the SEC on March 30, 2000)

10.40             Asset Purchase Agreement -- Baron Enterprises, Inc. (Incorporated by
                  reference from Exhibit 10.44 to the Company's Form 10-Q filed with the
                  SEC on May 16, 2000)

10.41             Master Security Agreement with GE Capital Corporation (Incorporated by reference from Exhibit 10.45 to the Company's Form 10-Q filed with the SEC on
                  May 16, 2000)

10.42             Credit Agreement with Bank of America dated as of June 30, 2000 (Incorporated by reference from Exhibit 10.46 to the Company's Form 10-Q filed with the
                  SEC on August 14, 2000)

10.43             Waiver and First Amendment to the Credit Agreement with Bank of America
                  (Incorporated by reference from Exhibit 10.47 to the Company's Form 10-Q filed with the SEC on November 14, 2000)

10.44             Convertible Debenture Purchase Agreement by and between the Company and
                  Halifax Fund, L.P. dated February 2, 2000 (Incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-3 filed with the SEC on March 10, 2000 (File No. 333-32148))

10.45             Registration Rights Agreement by and between the Company and Halifax
                  Fund, L.P. dated February 2, 2000 (Incorporated by reference from
                  Exhibit 99.2 to the Company's Registration Statement on Form S-3 filed with the SEC on March 10, 2000 (File No. 333-32148))

10.46             Common Stock Purchase Agreement with Fusion Capital Fund II, LCC (Incorporated by reference from Exhibit 10.50 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

10.47             Waiver and Second Amendment to the Credit Agreement with Bank of America
                  (Incorporated by reference from Exhibit 10.51 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

10.48             Amendments to the Master Security Agreement with GE Capital Corporation
                  (Incorporated by reference from Exhibit 10.52 to the Company's Form 10-K for the year ended  December 31, 2000 filed with the SEC on April 3, 2001)

10.49             Form of the Letter Agreement by and between the Company and Stout Partnership, dated
                  November 13, 2000

10.50             Form of the Convertible Debenture Purchase Agreement by and between the Company and Stout
                  Partnership, dated December 1, 2000

10.51             Form of the Amendment to the Convertible Debenture Purchase Agreement by and between the
                  Company and Stout Partnership, dated March 15, 2001

10.52             Form of the Amendment to the Convertible Debenture Purchase Agreement by and between the
                  Company and Stout Partnership, dated November, 2001

11.1              Statement or Computation of Per Share Earnings (Included in Note 1 of
                  the Notes to Consolidated Financial Statements)

21.1              List of Subsidiaries of the Company

23.1              Consent of KPMG LLP

23.2              Consent of Arthur Andersen LLP

23.3              Consent of Callahan & Company P.C.