Form 10-K405
period 2001-12-31
U S PLASTIC LUMBER CORP
filed 2002-04-01
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-23855

                             ---------------------

                           U.S. PLASTIC LUMBER CORP.
             (Exact Name of Registrant as specified in its charter)

                    NEVADA                                       87-0404343
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          2300 W. GLADES ROAD, SUITE 440 W, BOCA RATON, FLORIDA 33431
              (Address of Principal Executive Offices) (Zip Code)
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (561) 394-3511

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

     Indicate by check mark if disclosure of delinquent files in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 28, 2002 based on the closing market price on such date, of $0.49 per share, was $16,675,141.

     The number of shares outstanding of the registrant's common stock as of February 28, 2002 is 41,413,315.

     DOCUMENTS INCORPORATED BY REFERENCE: PART III -- Portions of the Registrant's definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     We have two distinct business segments, the Plastic Lumber division and the Environmental Recycling division. Please refer to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for segment financial information for the past three years.

     Clean Earth, Inc. ("Clean Earth"), our wholly-owned subsidiary, operates our Environmental Recycling division, which includes fixed based plants providing thermal desorption and bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. Clean Earth has a number of subsidiaries which are listed under "-- Corporate Structure."

     U.S. Plastic Lumber Ltd., our wholly-owned subsidiary, operates the Plastic Lumber division, which manufactures structural and non-structural plastic lumber, and fabricates a variety of accessory products, such as park and site amenities made from 100% recycled high density polyethylene, a form of plastic. We also manufacture a composite decking product made from plastic and wood fiber in addition to plastic sheet products, cornerboards, and other items for the packaging industry. U.S. Plastic Lumber Ltd. has one wholly-owned subsidiary, The Eaglebrook Group, Inc., which operates our Chicago plastic recycling and manufacturing operations.

     Within the Plastic Lumber division, we operate a total of three manufacturing, processing, recycling and fabrication facilities throughout the United States. The primary product produced in two of these plants is plastic lumber profiles made from recycled plastic waste. Recycled plastic lumber is manufactured in a variety of colors, profiles, and shapes including standard lumber dimensions and many custom engineered profiles and shapes. Plastic lumber's principal intended use is as an environmentally friendly and non-toxic alternative to pressure treated lumber and rain forest hardwoods, which is suitable for and provides superior performance in most outdoor applications.

     Our plastic lumber operation manufactures plastic profiles from recycled waste plastic, and plastic composite lumber with additives including wood and fiberglass, to produce a high quality, long lasting alternative to pressure treated lumber. Plastic lumber provides superior performance in outdoor uses and is suitable for most nonstructural and structural applications. We have a license to use a patented technology and also own two patents to manufacture structural plastic lumber. By producing a high quality recycled plastic lumber product, we believe that we conserve natural resources through reducing the need for lumber products made from wood. At the same time we reduce the amount of plastic waste going into landfills while providing a longer lasting, useful product. Our plastic lumber products are intended as an excellent replacement for pressure treated lumber, which often times is treated with toxic chemicals such as chromated copper arsenate ("CCA") to retard decay and insect infestation. The Environmental Protection Agency has recently indicated its intention to phase out CCA within the next several years due to its carcinogenic properties. Plastic lumber is not subject to decay or insect infestation and thus will outlast wood, especially in applications exposed to moisture. Recycled plastic lumber is environmentally friendly because it eliminates potential pollution from these toxic chemicals leaching into the environment.

     We operate five facilities within the environmental operations of Clean Earth. Two of our plants treat and recycle soil that has been contaminated with petroleum hydrocarbons and similar compounds through a process known as thermal desorption. Our third plant treats and recycles soil through a process which is bioorganic in nature. Our fourth plant treats and recycles soil through a chemical treatment and cold mix process. Finally, we have a plant that consolidates and stabilizes oils, solvents, and heavy metal contaminated waste for disposal at unrelated companies.

     Clean Earth operates plants in New Castle, Delaware, Philadelphia, Pennsylvania, Carteret, New Jersey, Hagerstown, Maryland, and Kearny, New Jersey. Clean Earth also owns two environmental construction companies:
Integrated Technical Services, Inc., in Winslow, New Jersey and Barbella Environmental Technology, Inc. in Somerville, New Jersey. Clean Earth also owns Consolidated Technologies, Inc., which provides beneficial re-use of dredge materials and upland re-use of dredge materials to reclaim strip mines and brownfield properties.

     Clean Earth offers environmental recycling services and operates several subsidiaries. Clean Earth of New Castle, Inc. and Clean Earth of Philadelphia, Inc. operate low temperature thermal desorption treatment plants that ensure that contaminated soil is treated in accordance with local, state and federal regulations. This thermal treatment process removes petroleum hydrocarbons from the soil. Federal and state agencies (including Delaware, New Jersey, New York, Maryland, and Pennsylvania) have recognized this process as a cost effective technology. Contaminated solids, soils, and construction debris are recycled and reused in construction and industrial applications. Our recycling center in New Castle, Delaware is in a prime location for servicing the Northeast and Mid-Atlantic regions, where extensive remodeling and rebuilding of infrastructure and abandoned industrial property is ongoing. This division also operates Clean Earth of Carteret, Inc., a bioremediation plant located in Carteret, New Jersey, which removes petroleum hydrocarbons from soil. The plant is similar to Clean Earth of New Castle, Inc.'s facility except that Clean Earth of Carteret Inc.'s process involves bio-organic destruction of petroleum hydrocarbons whereas Clean Earth of New Castle, Inc.'s facility uses low temperature thermal desorption to remove petroleum hydrocarbons from the soil. Clean Earth has a subsidiary, Clean Earth of Maryland, Inc., located in Hagerstown, Maryland that provides soil recycling services in the Maryland/Washington D.C. region. Clean Earth also has a subsidiary, Clean Earth of North Jersey, Inc. ("CENJ"), which is involved in the recycling and beneficial re-use of industrial wastes. The plant is a permitted Resource Conservation & Recovery Act facility. The remaining environmental recycling subsidiaries, Integrated Technical Services, Inc., Barbella Environmental Technology, Inc., and Consolidated Technologies, Inc., are involved in beneficial re-use of waste products, upland re-use of dredge materials in strip mines and brownfield properties, environmental construction services, and on-site recycling services.

FORWARD LOOKING STATEMENTS

     When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to numerous risks and uncertainties, including but not limited to risks associated with our credit facilities and liquidity, the ability to obtain adequate financing on commercially acceptable terms, economic conditions, the affects of rapid growth upon the Company and the ability of management to effectively respond to such growth, demand for products and services of the Company, newly developing technologies, regulatory matters, protection of the Company's proprietary technology, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution.

     Such factors, which are discussed in "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "RISK FACTORS", "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

RECENT EVENTS

  CREDIT FACILITIES

     On September 28, 2001 we notified all of the banks which participate in our Senior Credit Facility (the "lending group") that we would not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing our business operations, and that we would be in violation of some of the Senior Credit Facility's financial covenants as of that date.

     On December 12, 2001, the lending group and we executed a Forbearance Agreement, which is effective as of November 14, 2001. Under the terms of the Forbearance Agreement, the lenders under the Senior Credit Facility agreed to accept interest only payments from us and allowed us to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of Clean Earth, Inc. Pursuant to the terms of the Forbearance Agreement, the lenders also agreed not to take any action against us with respect to the covenant violations as of September 30, 2001 and December 31, 2001. The Forbearance Agreement provided for a forbearance fee of $100,000 payable by us at the termination of the forbearance period. The forbearance period terminated on February 28, 2002. As of February 28, 2002 we did not make the required principal payments originally due September 30, and December 31, 2001 in the amount of $2.5 million each. We also did not make the required interest payments of approximately $215,000 and $197,000 due January 31, and February 28, 2002 respectively. We are currently in negotiations with the lending group for a new forbearance agreement which would extend the forbearance period to May 31, 2002, allowing us time to complete the sale of Clean Earth or to seek alternatives for refinancing the Senior Credit Facility. The Senior Credit Facility has additional principal payments in the amount of $2.5 million due March 31, 2002 and June 30, 2002, with the remaining balance due on July 1, 2002. In the event that the necessary waiver and forbearance are not obtained or future principal and interest payments cannot be made, the lenders under the Senior Credit Facility can demand immediate repayment from us of the outstanding balance on the Senior Credit Facility. As of December 31, 2001 the outstanding balance on the Senior Credit Facility was $39.9 million, including deferred fees, penalties and interest.

     On January 3, 2002, we notified all of the participants in our Master Credit Facility with GE Capital Corporation that we would not be making any further principal payments until at least April of 2002. In addition, we did not make the term payment of $1.7 million due January 2, 2002 and, as of September 30, and December 31, 2001, were not in compliance with the tangible net worth covenant under the Master Credit Facility. Effective February 28, 2002 we, GE Capital Corp. and the other participants in the Master Credit Facility agreed to a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing us to defer principal payments until April 1, 2002 while continuing to make interest payments and providing a waiver of the September 30, and December 31, covenant violations. In accordance with this agreement, we will be required to make a $500,000 principal payment upon the sale of Clean Earth, Inc., when and if it takes place. In addition, we will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of (i) our obtaining a new revolving credit facility with availability of least $10 million, which would replace the existing revolving credit facility; (ii) our exercising the purchase option on, and subsequently obtaining a mortgage against, our Chicago property; or (iii) September 30, 2002. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant for March 31, 2002 and adds new covenants for minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") commencing March 31, 2002 if the proposed sale of Clean Earth does not take place, and June 30, 2002 if the proposed sale of Clean Earth does take place. It also requires us, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of our property, plant and equipment that these lenders currently have no security interest in.

     Pursuant to this agreement, commencing on September 1, 2002, the Master Credit Facility will be restructured to a 48-month term. We will pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 1% of our obligations under the Master Credit Facility outstanding as of the date of the proposed sale of Clean Earth. This forbearance fee will be immediately due and payable if the closing of the sale of Clean Earth does not occur by June 1, 2002.

     The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of our other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others.

     We are also required to retire the $4.0 million convertible debenture issued to Halifax Fund, L.P., as well as the $5.0 million convertible debenture payable to Stout Partnership, our largest stockholder, on or before July 1, 2002. The Forbearance and Modification Agreement to the Master Credit Facility prohibits us from making any payments of principal, interest or any other amounts due and owing to Halifax Fund, L.P., other than the payment of Halifax' $4.0 million debenture, Stout Partnership or any future subordinated lender for one year from the date of the closing of the proposed sale of Clean Earth, if consummated, unless an equal payment, in addition to all currently scheduled principal and interest payments, is paid to the participants in the Master Credit Facility.

     In addition, the $4.0 million convertible debenture contains a provision which provides that the sale or transfer by us of substantially all of our assets gives the holder an option to consider the debenture immediately due and payable and requires us to redeem this debenture at a redemption price equal to 100% of the outstanding principal amount of the debenture or at a premium.

     We currently do not have the financial resources to repay the debt obligations under the Senior Credit Facility, master Credit Facility, $4 million convertible debenture and the $5 million convertible debenture as they become due or in the event that past or future events of default are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of our assets. Our past failures to comply with the terms of our Senior Credit Facility and Master Credit Facility, as well as the related forbearance agreement and other debt obligations, and the material financial obligations contained in our Senior Credit Facility and Master Credit Facility have a material adverse effect upon our liquidity and capital resources and raise substantial doubt about our ability to continue as a going concern. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  EXECUTION OF THE PURCHASE AGREEMENT FOR THE SALE OF CLEAN EARTH, INC.

     On December 29, 2001 we entered into a purchase agreement, subsequently amended on February 12, 2002, and again on March 5, 2002, with New CEI Inc., a newly created Delaware corporation owned by affiliates of Founders Equity, Inc. ("Founders"), an investment group headquartered in New York, New York. Pursuant to the purchase agreement, we agreed to sell all of the outstanding capital stock of Clean Earth, Inc., our wholly-owned subsidiary ("Clean Earth"), which together with the subsidiaries of Clean Earth comprise our environmental recycling division, to New CEI Inc, subject to shareholder approval. No assurances can be given that we will be able to close this transaction or that we will be successful in selling Clean Earth at all in the event the sale to New CEI, Inc. is not consummated.

     The purchase price consists of:

     - $45.0 million, of which $44.0 million will be payable at the closing of the transaction in cash and $1.0 million will be held in escrow pending the outcome of various purchase price adjustments that are part of the purchase agreement; and

     - 45,000 shares of the Junior Preferred Stock. The Junior Preferred Stock is redeemable upon the earlier of (i) the tenth anniversary of the issuance of the Junior Preferred Stock, (ii) a change of control event, or (iii) a registered offering of New CEI's securities that results in gross proceeds of at least $25.0 million. The Junior Preferred Stock will be subordinate to the senior debt of New CEI and the other outstanding preferred stock of New CEI.

     Additional adjustments to the purchase price will be made if the $1.0 million escrow is not sufficient to cover the adjustments related to debt and other obligations outstanding and non-cash working capital. The adjustments, if any, for a shortfall of escrow in excess of $1.0 million related to debt and other obligations outstanding and non-cash working capital will result in a reduction in the Junior Preferred Stock we will receive from New CEI by 0.02% for each $1,000 of the shortfall.

     In addition, there may be additional adjustments to the cash portion of the purchase price based upon a final audited balance sheet to be delivered after the closing if the amount of outstanding debt and other obligations and non-cash working capital set forth on the final audited balance sheet differ from the amounts of such items set forth on the unaudited balance sheet on the closing date. The $1.0 million escrow will be distributed among the parties accordingly. If on the closing date, there are any obligations of Clean Earth or any subsidiary of Clean Earth that an obligee would have the right to accelerate the date of payment of such obligation of Clean Earth or its subsidiary (a "Clean Earth Defaulted Obligation"), the cash portion of the purchase price will be reduced by the amount of the accelerated portion of the Clean Earth Defaulted Obligation less the amount by which such acceleration has resulted in the reduction of the cash portion of the purchase price pursuant to the foregoing adjustments pertaining to working capital and retention of debt.

     If New CEI has received the mezzanine financing of at least $8.0 million but less than $10.0 million by or at the closing, the cash portion of the purchase price will be reduced by the amount by which the amount of the mezzanine financing is less than $10.0 million, but such reduction will not, unless we, in our sole discretion, agree otherwise, cause the closing date cash payment to be less than $43.5 million. In addition, we will keep the following assets and will not transfer these assets as part of the Clean Earth sale transaction: the claims for payment pursuant to (i) our interest in the joint venture between Interstate Industrial Corp. and us and (ii) the Quakertown Foundry Site Agreement between Integrated Technical Services, a subsidiary of Clean Earth, and the Pennsylvania Department of Environmental Protection.

     The sale of Clean Earth was approved by our board of directors on December 31, 2001. At a special meeting of shareholders held on March 19, 2002, shareholders approved the sale of Clean Earth pursuant to the terms and conditions of the purchase agreement dated December 29, 2001 and amendment dated February 12, 2002. The shareholder approval obtained on March 19, 2002 was only applicable to the specific purchase agreement voted on at the special meeting and did not authorize our management or board of directors to pursue alternative plans for the sale or disposal of Clean Earth. As a result of the proposed sale of Clean Earth and the requirement to reduce to fair value the carrying amount of Clean Earth's long-lived assets, we recorded an impairment charge of $13.5 million, as required by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The terms of the purchase agreement, as amended, provide for significant preconditions to the purchaser's obligation to close the transaction. These preconditions include, but are not limited to, requirements that the purchaser obtain $32.0 million of senior debt and $10.0 million of mezzanine financing prior to closing the transaction. We cannot predict the date as to when all of these preconditions will be met or whether they will be met at all. . On March 5, 2002 the agreement, which had been terminated by a letter from Founders dated March 4, 2002, was reinstated and amended to allow Founders additional time to meet all of the preconditions to closing the transaction, and to extend the date for which either party to the transaction could terminate the agreement from March 31, 2002 to April 21, 2002.

     Because the purchaser has not met all of these preconditions as of March 30, 2002, and since the shareholder approval was only applicable to this specific purchase agreement, we did not account for Clean Earth as a discontinued operation in our 2001 audited consolidated financial statements. We are currently working with the purchaser to close this transaction prior to April 21, 2002.

     We anticipate that we will use the estimated $42.7 million of net proceeds to be realized from the Clean Earth sale, if consummated, to retire our Senior Credit Facility in the amount of $39.9 million as of December 31, 2001, including deferred interest, fees and penalties, as well as some of our other outstanding indebtedness. If we are unsuccessful in closing this transaction, we will be working with our senior creditors and a number of potential new lenders and investors on an alternative plan to refinance the Senior Credit Facility. In this event, we may be forced to seek protection under the Bankruptcy Code or we may be forced into a bankruptcy proceeding by these lenders.

     Assuming the completion of the sale of Clean Earth as described in the purchase agreement and the receipt of the estimated net proceeds of $42.7 million and a new working capital line of credit, we may require additional capital to repay outstanding indebtedness and fund ongoing operations. We believe, based on our current financial projections, that assuming the completion of the sale of Clean Earth, the new line of credit will be adequate to fund our current level of operations for the balance of fiscal year 2002. We intend to service our remaining debt through cash flow from operations and a new working capital line of credit. Our projections for fiscal year 2002 show a significant improvement in the operating performance of the plastic lumber division as a result of the completion of our restructuring plan. However, there can be no assurances that we will meet our projections. If we fail to meet our projections, it will have a material adverse impact on our liquidity and capital resources. These projections are based on internal forecasts, including current backlog of orders; however there can be no assurance that actual results will meet these projections. Accordingly, the amount of additional funding, if any, the timing of our need for such funding and our ability to raise the necessary funds can not be predicted at this time. In the event additional capital is required, our failure to complete an additional debt or equity financing may have a material adverse effect on our operations and our ability to continue as a going concern.

  NASDAQ DELISTING NOTICE

     On February 18, 2002 we received notice from NASDAQ that our stock may be delisted from the National Market System because it has not maintained a minimum bid price of $1.00 over the last 30 consecutive trading days. In accordance with NASDAQ Marketplace Rules, the Company has 90 calendar days, or until May 15, 2002, to regain compliance, or our stock may be delisted from trading on the National Market System. While our Board of Directors intends to review the options available to us for regaining compliance with the listing requirements of the Nasdaq National Market, we will also consider transferring our securities to The Nasdaq SmallCap Market ("SmallCap Market").

     To transfer our securities to the SmallCap Market, we must satisfy the continued inclusion requirements for the SmallCap Market, which makes available an extended grace period for the minimum $1.00 bid price requirement. If we submit a transfer application and pay the applicable listing fees by May 15, 2002, initiation of the delisting proceedings will be stayed pending Staff's review of the transfer application. If the transfer application is approved, we will be afforded the 180-calendar day grace period, which commences with the date of the delisting notice or until August 13, 2002. We may also be eligible for an additional 180-calendar day grace period provided that we meet the initial listing criteria for the SmallCap Market under Marketplace Rule 4301(c)(2)(A). Furthermore, we may be eligible to transfer back to The Nasdaq National Market, without paying the initial listing fees, if by February 10, 2003 our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on that market.

  LITIGATION AWARD

     In April 2001, we were served with an arbitration demand from Southern Wood Services seeking an award of $3,328,000 due to our failure to abide by the terms of a contract relative to the purchase of wood flour. We utilize wood flour for the production of our SmartDeck composite product. The arbitration hearing took place in the first week of August 2001 in Atlanta, Georgia in accordance with the rules and procedures of the American Arbitration Association. On September 7, 2001, the arbitrators issued an award in favor of Southern Wood Services in the amount of $1,759,822, inclusive of arbitration costs and expenses. We filed a motion to vacate the award based on the principle that the award does not reflect any evidence presented at the hearing nor is the award based on the current case law on damages in similar cases in the United States.

     On February 28, 2002, a hearing in the Superior Court of DeKalb County, Georgia, in a civil action, affirmed the arbitration ruling in favor of Southern Wood Services. Accordingly, we were ordered to pay Southern Wood Services the amount of the arbitration award, as well as administrative fees and arbitrator's compensation of $11,225 and $6,064 respectively, plus interest at 12% accruing retroactive to September 7, 2001. While we will continue to appeal this decision, we cannot avoid the judgement without posting a financial security bond. We are unable to post a financial security bond at this time, and have commenced negotiations to reach a settlement and payment plan with Southern Wood Services. No assurances can be given that we will be able to amicably resolve or reach a settlement and payment plan with Southern Wood Services.

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

     We completed the following acquisitions during the period from 1996 through 2000:

                                                                                TYPE OF
COMPANY ACQUIRED           DATE OF ACQUISITION    DESCRIPTION OF BUSINESS     ACQUISITION
----------------           -------------------   -------------------------   --------------
DuraTech Industries......  April 1996            Manufacture of recycled     Asset Purchase
                                                 plastic Lumber in Lake
                                                 Odessa, Michigan
Clean Earth, Inc.........  December 1996         Treatment of contaminated   Merger
                                                 soil and construction
                                                 debris
Recycled Plastics
  Industries, Inc........  January 1997          Manufacture of specialty    Acquisition
                                                 profile recycled plastic
                                                 plastic lumber products
                                                 in Green Bay, Wisconsin
Advanced Remediation and
  Disposal Technologies,
  Inc....................  February 1997         Environmental               Merger
                                                 construction and clean up
                                                 of contaminated
                                                 Industrial sites
Environmental Specialty
  Plastics, Inc..........  March 1997            Marketing, fabrication      Acquisition
                                                 and distribution of
                                                 recycled plastic products
                                                 in Guasti, California
Integrated Technical
  Services, Inc..........  March 1997            Environmental               Acquisition
                                                 construction and clean up
                                                 of contaminated
                                                 industrial sites in
                                                 Winslow, New Jersey
EnviroPlastics
  Corporation............  June 1997             Processing of recycled      Acquisition
                                                 plastic in Auburn,
                                                 Massachusetts
Interstate Industrial
  Corp...................  July 1997             Dredging and upland         Joint Venture
                                                 disposal Projects in        Partnership
                                                 Clifton, New Jersey
Waste Concepts, Inc......  November 1997         Removal and recycling of    Acquisition
                                                 waste products
Green Horizon
  Environmental, Inc.....  January 1998          Removal and recycle of      Acquisition
                                                 waste products

                                                                                TYPE OF
COMPANY ACQUIRED           DATE OF ACQUISITION    DESCRIPTION OF BUSINESS     ACQUISITION
----------------           -------------------   -------------------------   --------------
Consolidated
  Technologies, Inc......  February and June     Disposal of dredge          Acquisition
                           1998                  materials For use in
                                                 strip mines in
                                                 Pennsylvania
Chesapeake Recycled
  Lumber.................  March 1998            Manufacturer of plastic     Asset Purchase
                                                 lumber
Cycle-Masters, Inc.......  May 1998              Manufacture of plastic      Acquisition
                                                 lumber in Sweetser,
                                                 Indiana
GeoCore, Inc.............  June 1998             Environmental services      Acquisition
                                                 company in New Jersey
Trimax of Long Island
  Inc. and Polymerix,
  Inc....................  June 1998             Manufacture of structural   Asset Purchase
                                                 lumber in Ronkokoma, Long
                                                 Island
S&W Waste, Inc...........  December 1998         Recycling and re-use of     Acquisition
                                                 industrial waste
Eaglebrook Plastics, Inc.
  and Eaglebrook
  Products, Inc..........  January 1999          Manufacture of plastic      Merger
                                                 lumber in Chicago,
                                                 Illinois
Brass Investments,
  Inc....................  March 1999            Holding company for Soil    Acquisition
                                                 Remediation of
                                                 Philadelphia, Inc. and
                                                 Allied Waste Services,
                                                 Inc.
Soil Remediation of
  Philadelphia, Inc......  March 1999            Soil remediation in         Acquisition
                                                 Philadelphia,
                                                 Pennsylvania
Allied Waste Services,
  Inc....................  March 1999            Environmental services      Acquisition
                                                 company
Brigadoon Industries,
  Inc....................  April 1999            Manufacture of plastic      Acquisition
                                                 lumber in Ocala, Florida
Barbarella Environmental
  Technologies, Inc......  June 1999             Environmental               Acquisition
                                                 construction and clean-up
                                                 of contaminated
                                                 industrial sites
Eureka Plastics, Inc. and
  EcoSource Plastics,
  Inc....................  September 1999        Environmental               Acquisition
                                                 construction and clean-up
                                                 of contaminated
                                                 industrial sites
Clean Rock Properties,
  Ltd....................  December 1999         Holding company for real    Acquisition
                                                 estate of Clean Rock
                                                 Industries, Inc.
Clean Rock Industries,
  Inc....................  December 1999         Recycling of contaminated   Acquisition
                                                 soils
Baron Enterprises,
  Inc....................  February 2000         Manufacture of tier         Asset Purchase
                                                 sheets and slip sheets
                                                 from recycled plastic

CORPORATE STRUCTURE

     We are a holding company for our wholly-owned subsidiaries: (i) U.S. Plastic Lumber Ltd., a Delaware corporation, which has been formed to act as a holding company for all operating recycled plastic lumber subsidiaries, (ii) Clean Earth, Inc. ("Clean Earth"), a Delaware corporation, the holding company which owns all operating environmental recycling subsidiaries, and (iii) U.S. Plastic Lumber Finance Corporation, a Delaware holding company which was established to provide financing to our subsidiaries. A list of our indirect subsidiaries is presented below.

  U.S. PLASTIC LUMBER LTD. SUBSIDIARY:
     The Eaglebrook Group, Inc., a Delaware corporation

  CLEAN EARTH, INC. SUBSIDIARIES:
    Advanced Remediation and Disposal of Delaware, Inc., a Delaware corporation
     Allied Waste Services, Inc., a Delaware corporation
     Barbella Environmental Technology, Inc., a New Jersey corporation
     Barbella Environmental Technology of New Jersey, Inc., a Delaware corporation
     Clean Earth of Carteret, Inc., a Delaware corporation
     Carteret Asphalt Corporation, a Delaware corporation
     Clean Earth of New Castle, Inc., a Delaware corporation
     Clean Earth of Maryland, Inc., a Maryland corporation
     Clean Rock Properties, Ltd., a Maryland corporation
     Consolidated Technologies, Inc., a Pennsylvania corporation
     Integrated Technical Services, Inc. a Delaware corporation
     Clean Earth of North Jersey, Inc., a New Jersey corporation
     Clean Earth of Philadelphia, Inc., a Delaware corporation

  U.S. PLASTIC LUMBER FINANCE CORPORATION SUBSIDIARY:
     U.S. Plastic Lumber IP Corporation, a Delaware corporation

     The sale of Clean Earth, if consummated, includes the transfer of all licenses and trademarks relating to the assets, business and operations of Clean Earth from U.S. Plastic Lumber IP Corporation to Clean Earth. U.S. Plastic Lumber IP Corporation has entered into several license agreements regarding manufacture of soil, water dredging and other matters directly benefiting the business of Clean Earth. U.S. Plastic Lumber IP Corporation also owns two trademarks: "Clean Earth" and "Integrated Technical Services" which benefit Clean Earth.

RECYCLED PLASTIC LUMBER OPERATION

     The plastic lumber division is comprised of U.S. Plastic Lumber Ltd. and its subsidiary, The Eaglebrook Group, Inc. These entities will comprise our remaining business if the sale of Clean Earth is consummated.

     Products. During the past several years, we believe our recycled plastic lumber division has positioned itself to be a leading manufacturer of recycled plastic lumber, a newly emerging industry. Recycled plastic lumber is manufactured in a variety of colors, profiles, and shapes including standard lumber dimensions and a variety of custom engineered profiles and shapes.

     Our recycled plastic lumber products are made using a substantial quantity of recycled, post-consumer, and post-industrial plastics and are used for numerous municipal, commercial, and residential applications. We also manufacture a composite lumber product consisting of plastic and wood fiber. Our products are primarily manufactured for the building products industry, custom commercial and industrial uses, and the packaging/shipping industry. Our products are manufactured using a non-toxic material that is an environmentally friendly alternative to pressure treated lumber and rain forest woods and provides superior performance for most nonstructural, outdoor applications where traditional wood is subject to moisture damage and rotting. We also produce structural plastic lumber manufactured from a patented process. We believe that our products offer these unique advantages:

     - Environmentally friendly and non-toxic

     - Virtually maintenance free

     - Conservation of trees and reduce use of exotic rain forest hardwoods

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

     - Sanitary animal pen flooring

     - Railroad ties

     - Sea pilings and marine bulkheads

     - Original Equipment Manufacture custom profiles

     Distribution varies by the type of product. Original Equipment Manufacture, transportation, and packaging products are sold directly to end-users. Our decking and railing systems are primarily distributed through a two-step distribution process. We sell to a building supply company who, in turn, distributes to mass merchants, lumber yards, and others. For products that we fabricate, such as park benches, trash receptacles, and others, they are primarily distributed directly to end-users or in response to government bidding. We are not dependent upon a single customer or a few customers for the sale of these products. No single customer accounts for 10% or more of our consolidated revenues.

     Manufacturing and Recycling Facilities. The Chicago, Illinois manufacturing facility (approximately 400,000 sq. ft.) currently operates twenty nine extruders that utilize a vacuum calibration continuous flow forming manufacturing line. This process allows for the manufacture of many special profiles, in any length, that cannot be produced with conventional roll forming or closed mold systems. One of the primary products produced at this facility is our 100% polyethylene deckboard, one of three components to our "Carefree Xteriors"(R) product line portfolio. In addition, a plastic slipsheet product, DuraPack(R), and other packaging products are manufactured at this facility to service the packaging industry. This facility also produces fabricated products for marine and government applications and products for Original Equipment Manufacturers, as well as providing processing of post consumer and postindustrial plastics, which we utilize as raw material. We intend to expand our production capacity at this facility using equipment from some of our smaller operations, which during the current year will be consolidated into our regional facilities.

     The Ocala, Florida manufacturing facility currently operates a total of eleven extruders utilizing continuous flow production. One of the specialty products developed at this facility is a composite deckboard, consisting of plastic and wood, used for decks in commercial and residential applications. The composite product line was developed to compete directly with several manufacturers of composite deck product throughout the country. Four extruders in this facility are used to manufacture this composite product as another component to our "Carefree Xteriors"(R) product line portfolio. This facility also produces cornerboards, a product for our packaging division, for the produce shipping industry worldwide. The facility consists of approximately 140,000 sq. ft. on 37 acres of land, and also produces our structural lumber and railroad tie product lines.

     Our Denver, Colorado facility currently has two extruders and consists of approximately 44,800 sq. ft. This facility only produces slipsheets and tier sheets for our packaging division, which product is sold to the beverage industry.

     As a result of management's restructuring of plastic lumber operations, which commenced in the fourth quarter of 2000, we consolidated some of our smaller plants, including those located in Sweetser, Indiana, Green Bay, Wisconsin, Vernon, California, Fontana, California, Trenton, Tennessee, Denton, Maryland and Reidsville, North Carolina into our regional hub facilities. As a result, we will have closed or idled seven of our smaller facilities by the end of the first quarter of 2002. In addition, on October 1, 2001, we sub-leased two other facilities dedicated to recycling operations located in Auburn, Massachusetts and Chino, California. See "Management's Discussion of Financial Condition and Results of Operations -- Restructuring and Asset Impairment Charges."

     Our manufacturing process involves proprietary technologies and specialized manufacturing equipment that was custom built or modified to our specifications. The manufacturing process utilizes granulated and/or densified recycled plastic, which in some cases, contains additives formulated for desired end use characteristics of the product. A key advantage of the process is the ability to utilize recycled plastic waste to create a consistent material that can be extruded into a desired shape. While the end product maintains many of the desirable properties of traditional wood materials, it also has superior characteristics such as moisture and insect resistance, which give it an advantage over wood for many applications.

     The primary product of our manufacturing process is plastic profiles in various sizes ranging from 3/8" x 1", to 10" diameter profiles in various lengths and a variety of packaging related products such as cornerboard, slip sheets and tier sheets. We also market and sell various engineered or value added products for specific applications, in which our plastic lumber is used to make the finished product.

     The manufacturing process, which uses a substantial quantity of recycled plastic raw material, consists of three stages. First, the recycled plastic materials received at the plant are identified and categorized by resin type. These materials are processed through a series of grinding, densifying and other operations to a consistent particle size. The ground plastic resins are then blended with other ingredients such as colorant and UV stabilizers to prepare specific mixes for the products that the plant produced. Second, the plastics are heated, mixed, and compounded into a thick molten composite which is extruded through either closed mold, roll forming, or vacuum calibration finishing lines into specified shapes or profiles using equipment specifically designed for processing recycled materials. Finally, the extruded products are cooled in a downstream process, and the resulting profiles are inspected and cut to specific lengths. The product is then ready to be packaged for shipping. We utilize only recycled polyethylenes and do not use plastics with PVC, toxic chemicals, insecticide, or paint residues. We use composite materials for manufacturing our structural lumber product line and our composite deckboard line of products. Our manufacturing process produces no harmful environmental by-products or hazardous waste.

     Raw Materials Supply. We obtain our mixed plastics feedstock through our own operations or from firms who obtain these materials from a large variety of recycling facilities, including municipal recycling programs, as well as plastics discarded in various industrial and manufacturing processes. We are not dependent on any one source to obtain our supplies. We believe the raw material feedstock is currently purchased from sources that are dependable and adequate for at least short term and medium term manufacturing requirements. Generally, we attempt to maintain raw material inventory sufficient to supply our manufacturing requirements for approximately one to two months. Due to our liquidity problems, we have occasionally experienced brief disruptions in availability of raw materials and other supplies. In addition, the cost of recycled plastics has been subject to cyclical market fluctuations over the past several years based on supply and demand. Therefore, no assurances can be given that raw materials will always be available at commercially reasonable prices. We are generally of the belief that if significant increases in demand for recycled plastics of a lasting nature were to occur, the potential supply of recycled plastics could easily be expanded to meet any lasting increase in demand. We believe that both supply and demand will continue to increase as public awareness of the need to recycle plastic waste increases. However, any disruption of supply arrangements or significant lasting increases in raw materials prices could have a material adverse effect on our operations.

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

     We have several registered trademarks and several more currently pending application for registration. Our registered trademarks are as follows: Carefree Decking System(R), Carefree Xteriors(R), Smartdeck(R), Clean Earth(R), Integrated Technical Services(R), Recyclemaid(R), Cyclewood(R), Trimax(R), Durawood(R), Durapack(R), RecycleDesign(R), Global Garden(R), SmartTrim(R), Duratie(R), CrushGuard(R) and GripGuard(R). We take an aggressive attitude toward the protection of our proprietary technology and trademarks.

     Competition and Barriers to Entry. The recycled plastic lumber industry is a young, highly fragmented industry with over 20 small manufacturers and many more marketers of recycled plastic lumber. The competition is broken down into two separate categories: plastic lumber manufacturers using strictly high density polyethylene and manufacturers that use a mixture of high density and other polymers and wood fiber to produce a less expensive composite product.

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

     Several competitors exist that manufacture a composite product that consists of a mixture of wood and plastic. TREX(R), TimberTech, Louisiana Pacific and AERT are our competitors who use a plastic composite material made with sawdust used to manufacture primarily deckboard. TREX(R) has a strong distribution system in place and has the most widely disseminated product of all of our competitors. We compete directly against the composite deck manufacturers through our Smart Deck(R) product.

     We believe that our competitive position in the market has increased substantially over the last twelve months. In large part this is due to several factors, including wider distribution of our products nationally, cross-selling of separate products to the entire distribution network, centralized purchasing which can lower our cost basis and an experienced management team.

     We manufacture recycled plastic lumber which will be in direct competition with conventional wood in most of its applications. At present, the principal competitive disadvantage of recycled plastic lumber compared to wood is that recycled plastic lumber is generally more expensive to purchase. Recycled plastic lumber is comparable in price to high-grade cedar and redwood. Composite lumber is about 20% less expensive than recycled plastic lumber. Recycled plastic lumber and composite lumber can be more expensive to initially purchase than comparable wood, but recycled plastic lumber and composite lumber can be more cost effective because they can substantially outlast wood, particularly in applications where the lumber is exposed to the elements. We also believe that environmental restrictions are presently impeding forestry operations in United States forests. A second factor impeding the use of pressure treated wood is the toxic leaching characteristics. Chemicals injected into pressure treated wood contain hazardous constituents that are released into the soil and create potentially hazardous conditions, which the U.S. Environmental Protection Agency has recently taken action to address, by phasing out these chemicals. These factors may reduce, if not eliminate, any price advantage that pressure treated wood presently has with respect to its initial cost.

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

     Potential Markets. By producing a suitable recycled plastic lumber and composite lumber product, we conserve natural resources, reduce the plastic waste entering landfills, and provide a useful, maintenance-free product that satisfies this growing market. One of the major markets for recycled plastic lumber and composite lumber is as a substitute for pressure treated lumber. The pressure treating process injects Chromated Copper Arsenate "CCA" (all carcinogens) into the wood. The United States Environmental Protection Agency recently announced that it intends to phase out the use of pressure treated lumber containing chromated copper arsenate over the next two to three years because of the use of carcinogens in the pressure treating process. In addition, there are currently a number of states that have either passed laws or have on their legislative agenda, restrictions on the use and disposal of pressure treated lumber. We believe this phase out of pressure treated lumber containing arsenic, which represents approximately 90% of pressure treated lumber currently manufactured provides an excellent opportunity for us. We are unable to predict the potential response by the pressure treated lumber industry to the Environmental Protection Agency announcement. Although the Environmental Protection Agency has determined to ban pressure treated lumber, the Environmental Protection Agency has decided upon a two year phase out period that is intended to provide manufacturers time to convert their plants to the alternative treatments that currently exist. Assuming a nonarsenic alternative to pressure treated lumber is developed, there is a significant question in the market place as to the cost of this alternative. As a result, we believe that this announcement provides an opportunity for us for two reasons. We believe that we have the largest available production capacity for plastic lumber and that our plastic lumber product will be price competitive with any new product developed. As a result, we believe the Environmental Protection Agency announcement will have a meaningful impact on sales growth over the next several years. Pressure treated wood has legislative restrictions in some states on its disposal in toxic waste landfills. Plastic and composite lumber is a safe alternative that is fully recyclable and maintenance-free. Home Depot, Inc. and Lowes Inc., leading home improvement retailers whom carry our decking product in some of their stores, have announced during the last year that they will curtail purchases of hardwood lumber that are having an adverse environmental impact. Our product consists of both structural and non-structural profiles, which are an excellent substitute for many exterior uses for traditional wood lumber.

     We have developed a prototype railroad crosstie made from commingled plastic which has been subjected to extensive testing over the last several years. This prototype is superior in many ways to the creosote wood crosstie. Our cross ties have approximately 500 MGT (million gross tons) of service and are performing without any measurable defects. In contrast, creosote wood ties installed at the same time have experienced noticeable wear.

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

     Marketing Strategies. Our business and operations are divided into two distinct divisions: (i) building products, all of which are now marketed under the Carefree Xteriors(R) name, which include high density polyethylene ("HDPE"), composite and structural lumber products; and (ii) engineered products, including fabricated products, railroad ties, marine & government, and Original Equipment manufacture "OEM"/industrial businesses; packaging products, including DuraPack(R) plastic slipsheets, tier sheets, corner board, and other related packaging products. We continue to use the Smart Deck(R) name for selling through a specific distributor.

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

     We have historically experienced a seasonal slow-down in the winter months during the past three years, but we are attempting to reduce the seasonality of our sales. We can do this by increasing our marketing efforts in warmer climates of the U.S. during winter months, by supplying product for custom items which are not as seasonal, and by increasing our industrial products sales which tend to be less seasonal in nature.

     Government Regulation and Environmental Matters. Although the recycled plastic and composite lumber operations do not generate significant quantities of waste materials or hazardous substances, our operations are and will in the future be subject to numerous existing and proposed laws and regulations designed to protect the environment from waste materials and particularly hazardous wastes emissions. We are subject to federal, state and local laws regarding the environment, occupational health and safety, and other regulations applicable to our business. See "-- Environmental Recycling
Division -- Regulatory Matters" for additional discussion of environmental regulations affecting our business. The primary regulations affecting the plastic lumber divisions are air quality emissions from our manufacturing plants, disposal of solid and liquid wastes, wastewater, and storm water discharge. We do not believe that our waste disposal practices and manufacturing processes will be in violation of any existing or presently proposed law or regulation or require special handling permits or procedures or otherwise result in significant capital expenditures that would have a material adverse effect on operations. Currently, costs of compliance with regulatory requirements for the plastic lumber division do not materially impact our financial condition, although many times the delays in approving permit modifications can delay our ability to quickly adapt to changing market conditions. Consequently, we cannot assure you that regulatory requirements will not in the future adversely affect our operations or require the introduction of costly additional manufacturing or waste disposal practices, which could adversely affect our financial condition. Additionally, as with manufacturing practices in general, if we release any hazardous substance, such a release could have a material adverse effect whether we (i) directly or indirectly cause the release; or (ii) the release comes from any of our owned or leased properties; or (iii) the release comes from any associated offsite disposal of our wastes; or (iv) the release comes from prior activities on our owned or leased property.

ENVIRONMENTAL RECYCLING OPERATION

     The environmental recycling division is comprised of Clean Earth and its subsidiaries. The sale of Clean Earth, if it takes place, will include the sale of Clean Earth and its subsidiaries. After the completion of the sale of Clean Earth, our current stockholders will no longer have any ownership interest in the future operations of Clean Earth and the assets associated with Clean Earth will no longer be available for distribution in the event that we are forced to declare bankruptcy.

     The environmental recycling division offers a wide array of services including soil treatment through either thermal desorption or bioremediation, environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. We have a broad base of customers, and we are not dependent upon a single customer or a few customers for the sale of these services. No single customer accounts for more than 10% of our consolidated revenues in this operation.

     Clean Earth of New Castle, Inc. and Clean Earth of Philadelphia, Inc. provide a safe, cost effective and final solution to the environmental problem of dealing with soils and construction debris contaminated with petroleum hydrocarbons such as diesel fuel, heating fuel, kerosene, jet fuel, and gasoline. This solution is to treat these soils so they can be recycled as clean fill. The treatment process heats the contaminated soils in a controlled environment to a point that the contaminants are volatized into a gas phase and then incinerated in an afterburner. In 1995, Clean Earth of New Castle, Inc. modified its plant to recycle products at higher temperatures (up to 1,100 degrees Fahrenheit). Clean Earth of New Castle, Inc. is now capable of treating soils contaminated with heavier products such as number six oil, refinery wastes, waste oils, and coal distillates such as coal tar. The facility is currently seeking two permit modifications from the Delaware Environment and Natural Resources Commission to help reduce costs. One permit modification allows the facility to burn waste oil rather than natural gas in winter months. Natural gas is at its highest cost in winter months and waste oil is generally less expensive. Switching to waste oil as a fuel in the winter months enables more efficient costs, which translates to improved operating margins. The Delaware Environment and Natural Resources Commission is also reviewing for approval a second permit modification for accepting sewer sludge into the process. The addition of sewer sludge significantly reduces the volume of water which the plant consumes, increases the volume of clean soil, and generates additional revenue for us. There can be no assurances that such permit modifications will be obtained.

     Clean Earth of Carteret, Inc. was founded in 1997 and opened its facility for business in the third quarter of 1998 in Carteret, New Jersey. This facility serves a similar function as Clean Earth of New Castle, Inc., except that it remediates soil contaminated with petroleum hydrocarbons through a bioorganic process. This facility's operational costs are substantially less than thermal desorption, yet the tipping fee (the fee it charges its customers to treat wastes at the facility) is similar to the tipping fee at the Clean Earth of New Castle, Inc. facility. In addition, Clean Earth of Carteret, Inc. is strategically located to receive materials by truck, or rail. This location is also well suited to receive dredge materials from the New York/New Jersey harbor, transferring the dredge materials to rail and shipping the material for disposition in Pennsylvania strip mines.

     We also acquired Clean Earth of Maryland, Inc., a soil recycling facility, in December 1999 which is located in Hagerstown, Maryland. Clean Earth of Maryland, Inc. operates in the soil recycling market in the New York to Washington D.C. corridor. Our beneficial re-use operation, known as Consolidated Technologies, Inc., was acquired in early to mid 1998. Consolidated Technologies, Inc. oversees the business of beneficial re-use of industrial wastes including the upland re-use of dredge materials. Consolidated Technologies, Inc. has experimented with numerous samples of dredge sediments and has identified proprietary formulations for the creation of engineered fill materials through solidification and stabilization of the dredged sediments. Essentially, these mix designs are formulated from 100 percent waste materials and industry by-products.

     In September 1997, the federal government prohibited offshore dumping of contaminated dredge material. The Clean Earth operation may take advantage of this market opportunity by finding alternative ways to re-use contaminated dredge material mixed with other products to create a pozzolonic fill which can be used for cover material and clean fill. For example, we have disposal rights which the Pennsylvania Department of Environmental Protection granted to utilize dredge material mixed with coal ash or incinerator ash to produce a grout like substance suitable to reclaim strip mines. Strip mines represent a very significant environmental issue for Pennsylvania. Consolidated Technologies, Inc. has a permit for a 550,000 cubic yard demonstration project involving the beneficial re-use of treated dredge materials for the reclamation of an abandoned strip mine in Pennsylvania known as the Bark Camp Mine Complex. We have entered into a No-Cost Contract with the Commonwealth of Pennsylvania Department of Environmental Protection to reclaim a portion of the Bark Camp site with dredge materials and other industrial by-products. This demonstration incorporates everything from the physical dredging activities in the New York Harbor to the final placement of the engineered fill product at the Bark Camp Strip Mine site. Approximately 536,000 tons have been placed through December 31, 2001.

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

     Clean Earth has two subsidiaries, Integrated Technical Services, Inc. and Barbella Environmental Technology, Inc., which perform services in environmental construction, on-site remediation, beneficial re-use of industrial wastes, underground storage tank removals, landfill capping, on-site stabilization and treatment of hazardous waste to non-hazardous waste materials, consulting services, and other ancillary environmental services.

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

     We have grown in part by acquisition of additional environmental facilities. Although we conduct due diligence investigations of the past practices of the businesses that we acquire, we cannot assure you that, through its investigation, we identified all potential environmental problems or risks. As a result, we may have acquired facilities that have unknown environmental problems and related liabilities. In order to mitigate the foregoing risks, we obtained environmental representations and indemnities from the sellers of the businesses that we acquired. However, we cannot assure you that we will be able to rely on these indemnities if an environmental liability exists.

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

     Sales and Marketing. The environmental recycling operation is involved in a number of markets, including but not limited to remediation of contaminated soil, coal tar, upland disposal of dredge materials, and the recycling of sewer sludge and municipal incinerator ash for beneficial re-use. These markets are substantial. These markets are tied together via the contracting services arm of Clean Earth. These service companies can provide on site clean-up, removal, and transportation of these materials to other of our divisions for recycling and beneficial re-use of the products in an environmentally safe manner.

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

     Plant Operations. The soil treatment plants and the CENJ Waste Resource Conservation & Recovery Act facility are operated with a strict commitment to safety, health, and environmental issues coupled with a rigorous system of controls. This commitment provides credibility to the "Certificate of Destruction and Recycling" issued to each waste generator.

     The Waste Tracking System, which is applicable to all of our plants, starts before the contaminated soil is accepted at the plant gate. A comprehensive disclosure testing and manifesting system ensures that the solids brought to the facility fall well within the limits of Clean Earth's permits and treatment capacities. This system mirrors the procedures of hazardous waste facilities. Furthermore, Clean Earth runs an Extractable Organic Halogens test on every load of material before it is authorized for unloading in the storage buildings. In addition, management runs several spot checks with the comprehensive on-site laboratory with respect to:

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

     In addition, a comprehensive control system exists at each of our plants with recording devices that insure compliance with the various permit requirements. Clean Earth further guarantees the facility's performance by testing the production daily. As recommended in Environmental Protection Agency publication #SW846, Clean Earth composites a sample for every 300 tons of production and tests it for BTEX with a Gas Chromatographer and for TPH by the Environmental Protection Agency 418 method, using an independent State certified laboratory. For coal tars, the treated materials are also tested for Polynuclear Aromatic Hydrocarbons by the Environmental Protection Agency 8270 method. We believe that this treatment plant is the first in the industry to control its emissions with a Continuous Emissions Monitoring system. Information is collected minute-by-minute and stored on computers for control purposes. This information is available to both customers and regulators. All of our properties are monitored through several monitoring wells. These monitoring wells are tested quarterly. The test results are reported to the appropriate state agency.

     Liability Insurance and Bonding Capabilities. Clean Earth has fully bonded the costs of a closure plan approved by the Delaware Environmental and Natural Resources Commission. In addition, Clean Earth has secured a total of $10.0 million of Contractors' Pollution Legal Liability and $10.0 million of Environmental Impairment Liability insurance coverages. The waste recycling companies' product is also protected with $1.0 million single/$2.0 million aggregate Products and Completed Operations coverage, which is part of the Company's overall general liability policy.

     The environmental recycling division has also obtained a $75 million performance bond capability to enable the environmental remediation companies to participate in more significant projects.

     Federal Regulations. The primary U.S. federal statutes affecting both our environmental recycling and our plastic lumber businesses are summarized below:

          1. The Resource Conservation & Recovery Act of 1976, as amended, establishes the framework for federal, state, and local government cooperation in controlling the management of non-hazardous and hazardous solid waste. These regulations established minimum standards for environmental facilities and may impose significant liabilities and costs. We do not believe that the cost of complying with these standards will have a material adverse effect on our operations.

          2. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, provides for the cleanup of sites from where there is a release or threatened release of a hazardous substance into the environment. This statute imposes joint and several liability for the cost of cleanup and for damages to natural resources upon the present and former owners or operators of facilities or sites from which there is a release or threatened release of hazardous substances to the extent the disposal of hazardous substances for which there is a release occurred during their period of ownership or operation. Waste generators and transporters also have strict liability under this statute. Liability under this statute is not dependent upon the intentional disposal of hazardous wastes as defined under the Resource Conservation & Recovery Act. It can be founded upon the release or threatened release, even as result of lawful, unintentional, and non-negligent action, of any one of more than 700 hazardous substances, including very small quantities of these substances. Therefore, if we have transported waste material and lawfully disposed of it at a properly licensed facility, we can still have liability under this statute which can be very substantial. Since Clean Earth may be deemed to be a responsible party under the Comprehensive Environmental Response Compensation and Liability Act, we have purchased an environmental liability insurance policy and have established a reserve to resolve potential liabilities that may be imposed upon Clean Earth. No assurance is made as to whether such reserve and insurance will be adequate should a claim arise under this statute. We attempt to minimize our exposure under this statute by selecting disposal facilities and transporters who we believe maintain strict compliance with all environmental laws and who carry environmental liability insurance of their own.

          3. The Clean Air Act provides for the federal, state, and local regulation for the emission of air pollutants. These regulations impose emission limitations and monitoring and reporting requirements on our various operations, including our soil treatment facilities and our CENJ facility. We do not anticipate that the cost of compliance with this statute will have a material adverse effect on us, however, we cannot assure you that we will be successful in maintaining compliance with this statute.

          4. The Occupational Safety and Health Act of 1970 authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various provisions of this statute, including provisions of this statute for notices of hazards, safety within the workplace, and handling of hazardous substances, may apply to our operations.

          5. The Federal Water Pollution Control Act of 1972 establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including hazardous and non-hazardous disposal sites. Runoff from our facilities could require us to apply for and obtain discharge permits, conduct a sampling and monitoring, and reduce the quantity of pollutants, if any, in those discharges. This statute is likely to affect the construction or expansion of existing facilities because we would be required to obtain a storm water discharge permit even before the time we begin

EMPLOYEES

     As of December 31, 2001, the Company and its subsidiaries employed on a full time basis a total of approximately 630 employees through the United States. Of this number, approximately 322 employees are full time regular employees of the plastic lumber operations; and 298 persons are full time regular employees in the environmental recycling operations. There are 10 full time regular employees at the corporate headquarters.

                                  RISK FACTORS

     In considering whether to acquire our common stock, you should consider carefully the risks associated with the ownership of our common stock. These risks are described in detail below. You should consider carefully these risk factors, together with all of the other information in this report.

WE CURRENTLY DO NOT HAVE THE FINANCIAL RESOURCES TO REPAY OUR DEBT OBLIGATIONS AS THEY BECOME DUE OR IN THE EVENT THAT PAST OR FUTURE EVENTS OF DEFAULTS ARE NOT WAIVED IN WRITING AND SUCH DEBT IS IMMEDIATELY DUE WITHOUT OBTAINING NEW DEBT AND/OR EQUITY CAPITAL, NEGOTIATING DIFFERENT PAYMENT TERMS AND/OR SELLING SOME OF OUR ASSETS. THE MATERIAL FINANCIAL OBLIGATIONS CONTAINED IN OUR DEBT AGREEMENTS HAVE A MATERIAL ADVERSE EFFECT UPON THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES AND RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our liquidity and our ability to meet our financial obligations and maintain our current operations in 2002 and beyond will be dependent on, among other things, our ability to refinance our Senior Credit Facility, meet our payment obligations under, achieve and maintain compliance with the financial covenants in all of our debt agreements and provide financing for working capital.

     The Company is highly leveraged, and during 2000 and 2001 incurred substantial losses from operations, primarily resulting from the significant expenses incurred in its plastic lumber division. The Company's accumulated deficit and working capital deficit totaled approximately $61.0 million and $60.5 million respectively as of December 31, 2001. The Company's obligations to make payments under and maintain compliance with the covenants in its Senior Credit Facility and Master Credit Facility are material financial commitments.

     On September 28, 2001, we notified all of the banks which participate in our Senior Credit Facility that due to lower than expected sales at our plastic lumber division we would not make the $2.5 million term loan payment due September 30, 2001. In addition, we were not in compliance with various covenants under our Senior Credit Facility as of September 30, 2001. Substantially all of our assets have been pledged as collateral with respect to the Senior Credit Facility. Effective November 14, 2001, we entered into a forbearance agreement with the participating banks whereby the lenders under the Senior Credit Facility agreed to accept interest only payments from us and allowed us to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of Clean Earth. Pursuant to the terms of the forbearance agreement, the lenders also agreed not to take any actions against us with respect to the covenant violations as of September 30 and December 31, 2001. The forbearance period terminated on February 28, 2002. As of February 28, 2002 we did not make the required principal payments originally due September 30, and December 31, 2001 in the amount of $2.5 million each. We also did not make the required interest payments of approximately $215,000 and $197,000 due January 31, and February 28, 2002 respectively. In addition, on March 11, 2002 we informed the lenders under the Senior Credit Facility that we could not make the $2.5 million principal payment due March 31, 2002. We also have an additional $2.5 million principal payment due June 30, 2002 and the outstanding balance of the Senior Credit Facility is due in its entirety on July 1, 2002. At December 31, 2001, amounts outstanding under the Senior Credit Facility totaled approximately $39.9 million, including accrued interest, fees and penalties.

     We are negotiating with the senior lenders under the Senior Credit Facility for an extension of the forbearance period in connection with our failure to make the September 30 and December 31, 2001 principal payments on February 28, 2002 and our interest payments due January 31, 2002 and February 28, 2002. Although the failure to make these principal and interest payments constitute events of default under the Senior Credit Facility and the forbearance agreement, the lenders that are party to the Senior Credit Facility have yet to take any action against us, including declaration of default. We believe that an extension of the forbearance period may provide us with sufficient time to close the Clean Earth sale transaction or find an alternative means to refinance the Senior Credit Facility. In the event that the necessary waiver and forbearance are not obtained or future principal and interest payments cannot be made, the lenders under the Senior Credit Facility can demand immediate repayment from us for the outstanding balance on the Senior Credit Facility.

     On January 3, 2002, we notified all of the participants in the Master Credit Facility that we would not be making any further principal payments until at least April of 2002. In addition, we did not make the term payment of $1.7 million due January 2, 2002 and, as of September 30, and December 31, 2001, we were not in compliance with the tangible net worth covenant under the Master Credit Facility, largely due to the restructuring and asset impairment charges recorded in the third quarter of 2001. See "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- We have a history of losses and if we are not able to achieve and maintain profitability, the market price of our common stock could decrease."

     On February 28, 2002 the Company, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing us to defer principal payments until April 1, 2002 while continuing to make interest payments and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, we will be required to make a $500,000 principal payment upon the sale of Clean Earth, Inc., if it takes place. In addition, we will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of (i) our obtaining a new revolving credit facility with availability of least $10 million to replace our current revolving credit facility; (ii) our exercising the purchase option on, and subsequently obtaining a mortgage against, our Chicago property; or (iii) September 30, 2002. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant for March 31, 2002 and adds new covenants for minimum levels of EBITDA commencing March 31, 2002 if the proposed sale of Clean Earth does not take place, and June 30, 2002 if the proposed sale of Clean Earth does take place. It also requires us, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of our property, plant and equipment for which these lenders currently have no security interest.

     Pursuant to this agreement, commencing on September 1, 2002, the Master Credit Facility will be restructured to a 48-month term. We will pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 1% of our obligations under the Master Credit Facility outstanding as of the date of the proposed sale of Clean Earth. This forbearance fee will be immediately due and payable if the closing of the sale of Clean Earth does not occur by June 1, 2002. The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of our Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. The Senior Credit Facility has a similar provision with respect to the Master Credit Facility. At December 31, 2001, amounts outstanding under the Master Credit Facility totaled approximately $11.4 million. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of our other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others.

     Our obligations to make payments under and maintain compliance with the covenants in our Senior Credit Facility and Master Credit Facility are material financial commitments. Beginning April 1, 2002, combined principal and interest payments on our Master Credit Facility will be approximately $250,000 per month. Under the terms of the forbearance agreement currently being discussed with the participants in our Senior Credit Facility, we will have interest payments, including interest in arrears, due on April 1, 2002 and on April 30, 2002 of approximately $300,000 each. After April 30, 2002, monthly commitments for interest will be approximately $200,000 until the Senior Credit Facility is either retired or refinanced.

     We are also required to retire the $4.0 million convertible debenture issued to Halifax Fund, L.P., as well as the $5.0 million convertible debenture payable to Stout Partnership, our largest stockholder, on or before July 1, 2002. Several members of our board of directors and a member of our management are affiliated with Stout Partnership. In addition, we may be required to redeem the $4.0 million convertible debenture upon completion of the sale of Clean Earth (see "Recent Events" and note 3 to the Consolidated Financial Statements). The $4.0 million convertible debenture contains a provision which provides that the sale or transfer by the Company of substantially all of its assets (the sale of Clean Earth is considered to be the sale of substantially all of the Company's assets) gives the holder an option to consider the debenture immediately due and payable and requires us to redeem this debenture at a redemption price equal to 100% of the outstanding principal amount of the debenture or at a premium. The holder of a significant portion of our convertible debentures has a second lien on substantially all of the assets of the Company. The Forbearance and Modification Agreement to the Master Credit Facility prohibits us from making any payments of principal, interest or any other amounts due and owing to Halifax Fund, L.P., other than the payment of Halifax' $4.0 million debenture, Stout Partnership or any future subordinated lender for one year from the date of the closing of the proposed sale of Clean Earth, if consummated, unless an equal payment, in addition to all currently scheduled principal and interest payments, is paid to the participants in the Master Credit Facility.

     We currently do not have the financial resources to repay our debt obligations under the Senior Credit Facility, Master Credit Facility, $4 million convertible debenture and the $5 million convertible debenture as they become due or in the event that past or future events of default are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of our assets. Our current and past failures to comply with the terms of our Senior Credit Facility and Master Credit Facility, as well as the related forbearance agreement and other debt obligations, and the material financial obligations currently contained in its Senior Credit Facility and Master Credit Facility have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about the Company's ability to continue as a going concern.

     Our independent certified public accountants have included an explanatory paragraph in their audit report with respect to our consolidated financial statements as of December 31, 2001. This explanatory paragraph states that our recurring losses from operations, accumulated deficit of $61.0 million, working capital deficit of $60.5 million and our inability to make principal and interest payments on our senior debt raise substantial doubt about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph in the report of independent certified public accountants may adversely affect our relationship with potential investors, lenders, customers and suppliers and have an adverse effect on our ability to obtain additional financing.

     We intend to use the proceeds from the sale of Clean Earth, if consummated, to retire our entire Senior Credit Facility, as well as the convertible debenture that requires redemption upon the sale of substantially all of our assets. If the sale is completed, we believe our remaining assets and business will be sufficient to allow us to raise the necessary capital to fund our operations and meet our debt and other obligations in 2002. However, there can be no assurances that we will be successful in closing the sale of Clean Earth under the terms of the current purchase agreement, or at all. If the Company is not successful in completing the sale of Clean Earth, we will be required to seek other alternatives for refinancing our capital structure which could include raising additional equity, selling some of our assets or restructuring the Senior Credit Facility. There can be no assurances that these courses of action will be successful. Our failure to refinance our capital structure would require us to significantly curtail our operations.

     We also entered into the common stock purchase agreement with Fusion Capital in which Fusion Capital has agreed to purchase $6.0 million of our common stock, subject to increase at our discretion by an additional $6.0 million. However, because we did not file a registration statement with the SEC to register these shares for resale prior to October 31, 2001, Fusion Capital now has the option to terminate this agreement, and we currently have no intention of utilizing this agreement.

FOLLOWING THE SALE OF CLEAN EARTH, IF CONSUMMATED, WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND TO REPAY OUTSTANDING DEBT. IF WE CANNOT OBTAIN THIS CAPITAL, WHEN AND IF NEEDED, WE WILL HAVE TO SIGNIFICANTLY CURTAIL OUR OPERATIONS AND IT WILL RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We currently estimate that the net proceeds from the sale of Clean Earth will not be sufficient to repay all of our outstanding indebtedness. Assuming the completion of the Clean Earth Sale Transaction on or before April 30, 2002 and the application of $42.7 million of estimated net proceeds to repay a portion of our outstanding indebtedness, we would have approximately $25.0 million of debt outstanding, exclusive of any borrowings that would take place under a new $8.0 million working capital credit line we would receive upon completion of the sale. As a result, we may require additional capital to fund our operations and repay outstanding indebtedness. If we require additional capital, we will need to seek external debt or equity financing following the completion of the Clean Earth sale transaction. Although we anticipate that we will have limited lines of credit available to us after the sale of Clean Earth, these sources of funds or other financing may not be available for us in the future in light of our financial condition and the pledge of substantially all of our assets to secure indebtedness following the Clean Earth sale transaction, or may not be available in amounts we require to operate our business. Currently all of our assets are subject to liens or pledged as collateral to the existing senior lenders and other purchase money lenders. Additionally, Halifax Fund, LP has a second lien position on all assets. We anticipate that, after the Clean Earth sale transaction, all assets will remain subject to liens or pledged on similar terms with the same lenders. Finally, in light of our financial condition, we may be unable to obtain additional sources of financing on terms acceptable to us. Our failure to obtain additional capital to finance our working capital needs and repay our debt obligations in adequate amounts and on acceptable terms will negatively impact our business, financial condition and liquidity and raises substantial doubt about our ability to continue as a going concern. As a result we may be forced to seek protection under the bankruptcy code, or we may be forced into a bankruptcy proceeding by these lenders.

AS A RESULT OF THE SIGNIFICANT PRECONDITIONS TO THE PURCHASER'S OBLIGATION TO CONSUMMATE THE SALE OF CLEAN EARTH, NO ASSURANCE CAN BE GIVEN AS TO WHETHER WE WILL BE ABLE TO CLOSE THIS TRANSACTION OR SELL CLEAN EARTH AT ALL IF THE SALE TO NEW CEI, INC. IS NOT COMPLETED.

     On December 29, 2001 we entered into a purchase agreement with New CEI, Inc. which provided for the sale of Clean Earth. The terms of the purchase agreement, as amended, provide for significant preconditions to the purchaser's obligation to close the transaction. These preconditions include, but are not limited to, the purchaser's ability to obtain $32.0 million of senior debt and $10.0 million of mezzanine financing prior to closing the transaction. We cannot predict the date as to when all of these preconditions will be met or whether they will be met at all. On March 5, 2002 the agreement was amended to allow New CEI, Inc. additional time to meet all of the preconditions to closing the transaction, and to extend the date for which either party to the transaction could terminate the agreement from March 31, 2002 to April 21, 2002. As a result, no assurances can be given that we will be able to close this transaction or that we will be successful in selling Clean Earth at all in the event the sale to New CEI, Inc. is not consummated.

     If we are unsuccessful in completing the sale of Clean Earth, we may be unable to cure our liquidity crisis and we may not have sufficient capital to fund our operations and may be unable to meet our debt payment obligations, absent an additional debt or equity financing. See "We currently do not have the financial resources to repay our debt obligations as they become due or in the event that past or future events of defaults are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of our assets. The material financial obligations contained in our debt agreements have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about our ability to continue as a going concern."

WE CANNOT GIVE YOU ANY ASSURANCE OF OUR ABILITY TO COMPLETE THE SALE OF CLEAN EARTH, AND EVEN IF WE ARE SUCCESSFUL IN DOING SO, WE CANNOT GIVE YOU ANY ASSURANCE OF OUR ABILITY TO CONTINUE AS A GOING CONCERN SUBSEQUENT TO THE CLOSING OF THE PROPOSED CLEAN EARTH SALE TRANSACTION.

     If the Clean Earth transaction is consummated, we will continue our business relative to the plastic lumber division. If we complete sale of Clean Earth under the terms approved by our stockholders, we will continue our operations of the plastic lumber division. Our plastic lumber division has had a history of substantial losses and mixed operating results (see -- "We have a history of losses and if we are not able to achieve and maintain profitability, the market price of our common stock could decrease."). The plastic lumber division, through much of its history, has been able to rely on the profits and cash flow generated by the environmental recycling division operated by Clean Earth in order to maintain its operations and grow its business. Although we believe that due to the estimated pay-off of $42.7 million of our outstanding indebtedness, including our term loan with our senior lenders as well as other debt with the proceeds from the sale of Clean Earth and the increased production capacity built over the last two years, we should be in an improved position to increase our margins, grow our sales, and deliver value to our stockholders, we can give you no assurances that the sale of Clean Earth will be consummated on the terms in the purchase agreement and if consummated, will enable us to accomplish any of these goals or even to continue as a going concern. Notwithstanding the completion of the Clean Earth Sale Transaction and the receipt of the estimated net proceeds of $42.7 million and the new revolving line of credit, we may require additional capital to repay outstanding indebtedness and fund ongoing operations.

WE MAY NOT HAVE SUFFICIENT FUNDS TO REDEEM CERTAIN OF OUR CONVERTIBLE DEBENTURES IF WE COMPLETE THE SALE OF CLEAN EARTH.

     We may be required to redeem certain of our convertible debentures upon completion of the Clean Earth sale transaction. The convertible debentures contain a provision which provides that the sale or transfer by us of substantially all of our assets gives the holders an option to consider the debentures immediately due and payable and require us to redeem these debentures at a redemption price equal to 100% of the outstanding principal amount of the debentures or at premium. We currently do not have the financial resources to retire these debt obligations. If we are unable to redeem these debentures, renegotiate the terms of the debentures or obtain a waiver of the provision in the debenture which would cause this debt to be due and payable, the holders will be entitled to seek the remedies of specific performance, injunctive relief or equitable remedies in addition to any other remedies available at law or in equity.

WE HAVE A HISTORY OF LOSSES AND IF WE ARE NOT ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY, THE MARKET PRICE OF OUR COMMON STOCK COULD DECREASE.

     We incurred operating losses during much of our history. Our accumulated deficit totaled approximately $61.0 million as of December 31, 2001. We reported operating losses in our plastic lumber division in excess of $8 million in both 2001 and 2000, exclusive of restructuring and asset impairment charges of $11.5 million and $3.4 million respectively. We also incurred a consolidated operating loss for fiscal 2001 of $34.6 million, inclusive of restructuring and asset impairment charges, and a consolidated net loss of $48.2 million for fiscal 2001.

     In September of 2001, we announced the closing of three of our plastic lumber manufacturing facilities and the leasing of two of our resin processing plants to third parties. We also recorded an acquired intangibles impairment charge related to our environmental recycling division in the fourth quarter of 2001 in the amount of $13.5 million. The following is a summary of restructuring and asset impairment charges we recorded in the third and fourth quarters of 2001:

Write-down for equipment impairment.........................   $ 8,694,000
Write-down for acquired intangible impairment...............   $14,616,000
Lease termination, severance and other exit costs...........   $ 1,656,000
                                                               -----------
  Total restructuring and asset impairment charges..........   $24,966,000
                                                               ===========

     We recorded a significant loss in the third and fourth quarter of 2001 as a result of these charges. The third quarter charges of $11.5 million were composed of approximately $10.0 million of non-cash charges and $1.5 million of charges that will require cash expenditures over the next twelve months. The fourth quarter impairment charge of $13.5 million was a non-cash charge.

     If we are not able to restore our profitability, which will depend largely on our ability to substantially increase sales, reduce fixed operating costs, and limit the growth of overhead and direct expenses, the market price of our common stock could decrease and our business and operations could be negatively impacted. See "-- We currently do not have the financial resources to repay our debt obligations as they become due or in the event that past or future events of defaults are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of our assets. The material financial obligations contained in our debt agreements have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about our ability to continue as a going concern." for further information on our failure to meet some of the financial covenants contained in our Senior Credit Facility and Master Credit Facility.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ NATIONAL MARKET, YOUR ABILITY TO RESELL YOUR SHARES WOULD BE REDUCED AND THE MARKET PRICE OF THE SHARES COULD DECREASE.

     In order to maintain the listing of our common stock on the Nasdaq National Market, we are required to meet specified maintenance standards including the receipt of stockholder approval in connection with the issuance of more than 20% of our outstanding common stock and the maintenance of a minimum bid price of $1.00. On September 6, 2001, we were notified by the Nasdaq National Market that the bid price of our common stock fell below $1.00 for 30 consecutive trading days. In addition, the significant decrease in our stock price and the removal of the floor conversion price on one of our subordinated debenture agreements could result in the issuance of shares in excess of the 20% requirement set forth in Nasdaq rules. On September 27, 2001, the Nasdaq Stock Market implemented a moratorium on the minimum bid and public float requirements for continued listing in Nasdaq until January 2, 2002. However, On February 18, 2002 we received another notice from NASDAQ that our stock may be delisted from the National Market System because it has not maintained a minimum bid price of $1.00 over the last 30 consecutive trading days. In accordance with the NASDAQ Marketplace Rules, the we have 90 calendar days, or until May 15, 2002, to regain compliance. If we are delisted, we would likely lose some of the market makers making a market in our stock, as well as coverage by our existing analysts, which would reduce your ability to resell our shares. Further, our efforts to seek new analyst coverage would be significantly impaired and the market price for shares of our common stock could decrease. See "-- We currently do not have the financial resources to repay our debt obligations as they become due or in the event that past or future events of defaults are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of our assets. The material financial obligations contained in our debt agreements have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about our ability to continue as a going concern."

     If our common stock is delisted from the Nasdaq National Market, trading in our common stock may be subject to regulations promulgated by the SEC applicable to "penny stocks." The SEC defines a "penny stock" to be an equity security not traded on a national securities exchange or Nasdaq that has a market price of less than $5.00 per share, subject to exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to the broker-dealer and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. If our common stock is subject to the rules on penny stocks, the market liquidity for our common stock could be materially and adversely affected. Any disruption in the liquid market of our common stock could limit our access to the equity markets in the future and could have a materially adverse effect on our business, financial conditions and results of operations.

THE FAILURE OF OUR PLASTIC LUMBER PRODUCTS TO PERFORM OVER THEIR WARRANTY PERIODS, WHICH FOR SOME PRODUCTS MAY BE AS LONG AS 50 YEARS, COULD RESULT IN DECREASES IN OUR OPERATING INCOME AND STOCK PRICE.

     Our plastic lumber products are fairly new, have not been on the market for long periods of time, and may be used in applications for which we may have no knowledge or limited experience. Our plastic lumber products may be used in applications that we have little or no historical track record to measure our potential liability as it relates to product warranty or product liability issues. During fiscal 2000, our gross profit declined primarily due to returns of a product by a major customer. Although we believe we have addressed the issues that resulted in these returns and have established an accrued liability that we believe is sufficient to handle product warranty and liability issues, based upon our historical experience to date, there can be no assurance that our current accrual will be sufficient. If our products fail to perform over the extended warranty periods, which for some products on a limited basis are as long as 50 years, we may not have the ability to adequately protect ourselves against this potential liability, which could reduce our operating income and our stock price.

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

SEVERAL OF OUR DIRECTORS, OFFICERS, AND EMPLOYEES ARE AFFILIATED WITH ENTITIES WHICH ARE SIGNIFICANT STOCKHOLDERS OF OURS, WHICH COULD RESULT IN A CONFLICT OF INTEREST.

     Several of our directors, officers, and employees are affiliated, through ownership or otherwise, with the Stout Partnership, which is a significant stockholder, or other entities that have an equity interest in us. See "Transactions with Related and Certain Other Parties." When our directors who are affiliated with these entities are faced with decisions where we have interests adverse to those entities, a conflict of interest could arise. Since a majority of our directors are affiliated with those entities, agreements related to monies provided by some of those entities may not have been the result of arm's-length negotiations and may include terms and conditions that may be less favorable to us than terms contained in similar agreements negotiated with third parties.

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

     Our inability to implement any or all of these strategies could result in an increase in our losses and our stock price could decrease.

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

TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS AND THE PRICE OF OUR COMMON STOCK.

     Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce and caused major instability in financial markets throughout the United States. The continued threat of terrorism within the United States and the military action and heightened security measures in response to the threat may cause significant disruption to commerce throughout the country and instability in the financial markets. To the extent that the disruptions result in delays or cancellations of customer orders, a general decrease in spending on our products and services, or a general decline in economic conditions, our ability to effectively market, manufacture or ship our products, our business results of the operations and stock price could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses to it will result in any long-term commercial disruptions or if the threat or responses will have any long-term material adverse effect on our business, results of operations, financial condition, or the price of our common stock.

BECAUSE OUR PLASTIC LUMBER PRODUCTS ARE RELATIVELY NEW, WE MAY ENCOUNTER RESISTANCE FROM PROSPECTIVE CUSTOMERS WHICH COULD RESULT IN DECREASED REVENUES AND A DECLINE IN OUR STOCK PRICE.

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

     The availability of low-cost raw materials, namely post-consumer and industrial plastic waste products, is a material factor in our costs of operations. In 2000, we experienced significant cost increases relative to increases in energy related prices which caused our raw material costs to increase substantially during 2000 and part of 2001. Although material costs recently decreased, the unavailability, scarcity, or increased cost of these raw materials could continue to affect our profitability. We purchase most of our raw materials through generators of post-consumer and industrial recycled plastic materials. We do not rely on contractual arrangements with our raw materials suppliers and we have no long-term supply contracts. Disruption of our supply sources could reduce our earnings and result in a decrease in our stock price.

IF WE ARE UNABLE TO DEVELOP NEW TECHNOLOGIES, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, OUR BUSINESS COULD SUFFER AND OUR STOCK PRICE COULD DECREASE.

     Our products and services involve newly developing technologies and we may be unable to compete effectively in developing and marketing new products and services or in developing or maintaining the know-how, technology, and patents to compete effectively. The public is unaware of these newly developing products and services generally, or as alternatives to more traditional and well-established products. To compete effectively, we must increase public knowledge and acceptance of our products and services and develop and maintain appropriate levels of know-how and technical expertise. Our failure to develop new technologies could have an adverse effect on our ability to compete and our business could suffer causing a decrease in our stock price.

A LACK OF UNIFORM STANDARDS EXISTS IN THE PLASTIC LUMBER INDUSTRY IN WHICH WE OPERATE THAT COULD RESTRICT THE GROWTH OF PLASTIC LUMBER PRODUCTS AND LIMIT THE MARKET FOR THESE PRODUCTS, WHICH COULD RESULT IN DECREASED REVENUES AND A DECLINE IN OUR STOCK PRICE.

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

     - Terrorist activities or military responses;

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

     We maintain insurance coverage against some, but not all, potential risks, however, our insurance may not be adequate to cover all losses or exposure for liability or continue to be available at premium levels that justify its purchase, or continue to be available at all. If an event occurs which is not fully covered by insurance, our revenues and stock price could be reduced.

A SUBSTANTIAL INCREASE IN INTEREST RATES COULD INCREASE OUR COST OF FUNDS, REDUCE OUR OPERATING INCOME, AND RESULT IN A DECREASE IN OUR STOCK PRICE.

     A substantial portion of our outstanding indebtedness is at variable interest rates. Our interest expense, excluding amortization of deferred financing costs, amortization of debt discounts, beneficial conversion features, fees and penalties, on our indebtedness during 2001 was approximately $7.3 million, of which approximately $6.0 million pertains to indebtedness with variable interest rates. We currently do not engage in any hedging activities with respect to our interest rate risk. Because of our variable rate debt, interest expense will increase by approximately $553,000 for each 1% increase in interest rates. As a result, a substantial increase in interest rates could increase our cost of borrowed money, which could reduce our cash flow and earnings and result in a decrease in stock price.

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

SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS NECESSARY TO CONTINUE AS A GOING CONCERN AND TO GROW OUR BUSINESS IN NEW STOCK OFFERINGS.

     There were 39,611,392 shares of our common stock outstanding as of December 31, 2001 and 41,413,315 shares of our common stock outstanding as of February 28, 2002. In addition, we will issue common stock in connection with our outstanding convertible debt and convertible securities or in other transactions. Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through future offerings of equity securities. The sale by selling stockholders of significant amounts of shares at any given time could cause the trading price of our common stock to decline.

ANTI-TAKEOVER PROVISIONS MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE CONTROL OF US, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND COULD REDUCE THE AMOUNT THAT STOCKHOLDERS MIGHT RECEIVE IF WE ARE SOLD.

     "Anti-takeover" provisions contained in Nevada law and in our articles of incorporation, bylaws, and contracts could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders. These provisions could adversely affect the market price of our common stock and could reduce the amount that stockholders might receive if we are sold. These anti-takeover provisions include the following:

     - Our articles of incorporation give our board of directors the authority to issue shares of preferred stock without stockholder approval. Any preferred stock could have rights, preferences, and privileges that could adversely affect the voting power and the other rights of the holders of our common stock.

     - Our bylaws provide for staggered terms for the members of the board of directors, with each board member serving a staggered three-year term.

     - Our employee stock option plan provides that options to purchase our common stock will immediately become exercisable upon a change in control.

ANY DECREASE IN OUR STOCK PRICE WOULD RESULT IN THE ISSUANCE OF A GREATER NUMBER OF SHARES UPON THE CONVERSION OF THE DEBENTURES ISSUED TO ONE OF OUR STOCKHOLDERS RESULTING IN ADDITIONAL DILUTION TO OUR STOCKHOLDERS AND CREATING ADDITIONAL DOWNWARD PRESSURE ON OUR STOCK PRICE.

     On June 15, 2001, we sold a debenture in the principal amount of $4.0 million and a warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share to Halifax Fund, L.P. The debenture is due on July 1, 2002. The principal amount of the debenture bore interest at a rate of 18% per year through August 14, 2001. Because we did not prepay the debenture by August 15, 2001, Halifax:

     - increased the interest rate to 25%;

     - is entitled to convert the debenture into common stock; and

     - received an additional warrant to purchase 250,000 shares at an exercise price of $1.08 per share.

     As a result of our failure to prepay the debenture, the debenture became convertible into common stock at a conversion price that fluctuates based on the market price of our common stock. Under the terms of this debenture, Halifax Fund, L.P. may require us to repay this debt with a portion of the proceeds of the Clean Earth Sale Transaction.

     On February 2, 2000, we sold Halifax a debenture in the principal amount of $7.5 million and a warrant to purchase 200,000 shares of our common stock at an exercise price of $10.09125 per share (subject to adjustment). As of February 28, 2002, Halifax has converted $2,540,494 of the debenture. In addition, $201,764 of interest incurred on the debenture during 2001 was paid in kind, adding to the amount of the debenture available for conversion. As of February 28, 2002 the aggregate principal amount remaining on the debenture was $5,161,270. The remaining principal amount of the debenture is convertible into common stock at the lowest trading price during the four trading days preceding the conversion, never to exceed $9.6525 per share.

     The table below illustrates that a lower market price of our common stock will result in a larger number of shares being issued to Halifax upon conversion of its debentures and exercise of its warrants:

                                                                               PERCENTAGE OF
                                                     NUMBER OF SHARES       OUTSTANDING COMMON
                                                      ISSUABLE UPON         STOCK ISSUABLE UPON
                                                      CONVERSION OF            CONVERSION OF
                                      CONVERSION      DEBENTURES AND      DEBENTURES AND EXERCISE
COMMON STOCK PRICE                     PRICE(2)    EXERCISE OF WARRANTS       OF WARRANTS(3)
------------------                    ----------   --------------------   -----------------------
$0.50(1)............................    $ 0.50          19,022,540                 31.5
$0.375..............................    $0.375          25,130,053                 37.8
$0.25...............................    $ 0.25          37,345,080                 47.4
$0.125..............................    $0.125          73,990,160                 64.1

---------------

(1) Represents the closing price of our common stock as listed on the Nasdaq National Market on February 22, 2002.

(2) For purposes of this table, we have assumed that the conversion price is equal to the corresponding market price in the adjacent column, but the actual purchase price may be higher or lower.

(3) Based on 41,413,315 shares outstanding as of February 28, 2002. Includes the number of shares issuable upon the conversion of debentures and exercise of warrants.

     As a result of the conversion price of the debentures fluctuating based on the trading price of our common stock, Halifax' conversion of its debentures can result in dilution to the ownership interest of other holders of our common stock. Such dilution will become more significant if the trading price of our common stock decreases and the dilution could create additional downward pressure on our stock price.

     With respect to the common stock convertible from the June 15, 2001 debenture, Halifax does not have the right to acquire in excess of 19.99% of our outstanding shares of common stock if our stockholders do not approve such issuance pursuant to the marketplace rules of the Nasdaq Stock Market. If this limitation is exceeded, Halifax may request that we redeem the remaining outstanding principal amount of the debenture in excess of 19.99% for a price equal to 120% of the outstanding principal amount of the debenture.

THE STATED VALUE OF THE JUNIOR PREFERRED STOCK THAT WOULD BE RECEIVED FROM THE CLEAN EARTH SALE IS ARBITRARY AND MAY NOT REFLECT THE ACTUAL VALUE OF THE JUNIOR PREFERRED STOCK.

     If the Clean Earth sale transaction is consummated under the current terms of the purchase agreement, we will be issued 45,000 shares of the Junior Preferred Stock of the purchaser. The stated value of the Junior Preferred Stock is set at $4.5 million and carries a dividend rate equal to 5% per year paid in the form of additional Junior Preferred Stock. The stated value of the Junior Preferred Stock has been set at $100 per share. This stated value was arbitrarily determined by the purchaser and us and does not reflect the actual value of the Junior Preferred Stock.

WE MAY NOT RECEIVE ANY VALUE FOR THE JUNIOR PREFERRED STOCK.

     The Junior Preferred Stock is redeemable at the earlier of (i) the tenth anniversary of the issuance of the Junior Preferred Stock, (ii) a change of control event, or (iii) a registered offering of the purchaser's securities resulting in gross proceeds of at least $25.0 million. There can be no assurance that we will receive any value for the Junior Preferred Stock because it assumes that the purchaser will be successful in continuing the operations of Clean Earth as a going concern until the date of redemption of the Junior Preferred Stock. Additionally, should the purchaser be successful in operating Clean Earth as a profitable business, we will not benefit from an increase in value of Clean Earth since we have no rights to convert the Junior Preferred Stock to common stock of the purchaser. In addition, since this stock was issued in a private transaction, restrictions on resale imposed by federal and state securities laws will limit our ability to resell these shares.

THE VALUE OF OUR OWNERSHIP INTEREST IN THE PURCHASER DEPENDS, IN PART, UPON THE PURCHASER'S ABILITY TO PROFITABLY OPERATE CLEAN EARTH'S BUSINESS.

     The purchaser has limited experience managing an environmental recycling company and may fail to manage Clean Earth effectively thus limiting Clean Earth's potential. There is no assurance the purchaser will be able to successfully and profitably manage an environmental recycling company. The new management may not have the skills to market Clean Earth's services, to manage future growth or obtain funds to fund growth and/or operations and their inexperience in these areas may detract from Clean Earth's business.

     The success or failure of the purchaser's management, their operating ability, market conditions, industry trends, ability to finance their working capital needs, integrate operations, compete effectively, deal with regulatory impacts, may affect the value of the Junior Preferred Stock. Neither we nor the purchaser can predict the outcome or impact of the success or failure of each of these events in the future.

THE PURCHASER'S STOCK IS NOT TRADED ON ANY PUBLIC MARKET.

     The purchaser is neither a reporting company under the Exchange Act nor is any of its stock traded in a public market or private market. Our equity interest, in the form of the Junior Preferred Stock is not readily marketable and are subject to restrictions on transfer under applicable state and federal securities laws. In addition, we can give you no assurance that we will be able to sell the Junior Preferred Stock even if the purchaser is successful in carrying on the business of Clean Earth.

THE CLEAN EARTH SALE TRANSACTION COULD LEAD TO DOWNWARD PRESSURE ON OUR STOCK PRICE.

     If we consummate the sale of Clean Earth, the sale of Clean Earth could cause our stockholders to elect to sell the shares of our common stock held by them, which could cause the trading price of our common stock to decrease. Furthermore, a perception that the Clean Earth sale transaction may lead to downward pressure on the trading price of our common stock could provide an incentive for selling our common stock which could also adversely affect the trading price of our common stock. See "-- IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ NATIONAL MARKET, YOUR ABILITY TO RESELL YOUR SHARES AT OR ABOVE THE PURCHASE PRICE WOULD BE REDUCED AND THE MARKET PRICE OF THE SHARES COULD DECREASE."

                    DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth our directors and executive officers, their ages, terms of office and all positions as of December 31, 2001. Directors are divided into classes which are elected for staggered terms of three years, and serve until the annual meeting of the year in which the terms expire, or until their successors are duly elected by the shareholders and qualify. Officers serve generally pursuant to employment agreements, and, if no written agreement exists, then until the next annual meeting of the Board of Directors or until their successor is elected.

                                          DIR. SINCE
NAME OF DIRECTOR/OFFICER      AGE(1)    (TERM EXPIRES)     POSITIONS WITH THE COMPANY
------------------------      ------   ----------------   ----------------------------
Mark S. Alsentzer...........    47       May 1994 (2004)  Chairman, President & Chief
                                                          Executive Officer
August C. Schultes, III.....    55       Feb 1997 (2004)  Director
Roger N. Zitrin.............    54       Nov 1996 (2003)  Director
Kenneth Ch'uan-K'ai Leung...    57      July 1999 (2003)  Director
Gary J. Ziegler.............    54       Feb 1997 (2002)  Director
Michael T. McCann...........    38                   --   Chief Operating Officer
John W. Poling..............    56                   --   Chief Financial Officer
Bruce C. Rosetto............    43                   --   Secretary/Executive Vice
                                                          President and General
                                                          Counsel
Michael D. Schmidt..........    53                   --   Treasurer and Vice President
                                                          of Finance

---------------

(1) As of December 31, 2001.

DIRECTORS

     The following is a description of the biographical information of each of our directors for the last five years:

     Mark S. Alsentzer. Mr. Alsentzer has been our President and Chief Executive Officer since December 1996 and Chairman since January 2000. Mr. Alsentzer has served as a director since May 1994. From 1980 to 1992, Mr. Alsentzer served as President of Stout Environmental, Inc., a full service hazardous waste environmental service company. In 1992, Stout Environmental merged with Republic Industries, where Mr. Alsentzer remained as Vice President of Republic Environmental Systems, Inc. In addition, Mr. Alsentzer was Director of Cemtech, an environmental company sold to Waste Management in 1991. Mr. Alsentzer founded Clean Earth, Inc., our wholly-owned subsidiary and a leading recycler of contaminated soil and debris located in the northeast, which we sold in March of 2002. Mr. Alsentzer was Chief Executive Officer of Clean Earth from 1993 to 1996. Mr. Alsentzer has a B.S. degree in Chemical Engineering from Lehigh University and an M.B.A. from Farleigh Dickinson University.

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

     August C. Schultes III. Mr. Schultes has served as a director since February 1997. Since 1991, Mr. Schultes has been the Chairman of the Board and Chief Executive Officer of A.C. Schultes, Inc., a contracting and service organization specializing in water well drilling, water and waste water treatment, and pump and motor repair services with offices in Maryland, Delaware and two locations in New Jersey for over seventy-five years. He is also the Chairman of the Board and Chief Executive Officer of Life Care Institute, a medical diagnostic center with facilities to perform stress tests, CAT scans, MRI scans and physical therapy located in New Jersey. He was also the founder, Chairman of the Board and Chief Executive Officer of Stout Environmental, Inc., a full service hazardous waste environmental company, which was merged with Republic Industries. Mr. Schultes graduated from Penn State University and has a B.S. degree in Civil Engineering.

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

     Kenneth Ch'uan-K'ai Leung. Mr. Leung has served as a director since July 1999. Mr. Leung heads the Corporate Finance Department of Sanders Morris Harris, Inc. in New York City and is the Chief Investment Officer of Environmental Opportunities Funds I and II. Prior to joining Sanders Morris Harris in 1995, Mr. Leung was a Managing Director at Smith Barney from 1978 to 1994. He has been an Institutional Investor "All Star" analyst for twenty-one years and has been involved in many of the major environmental service investment banking transactions over the last sixteen years. Mr. Leung was a Vice President at F. Eberstadt & Co. from 1974 to 1978 and an Assistant Treasurer at Chemical Bank from 1967 to 1974. Mr. Leung holds an M.B.A. in Finance from Columbia University and a B.A. degree in History from Fordham College. He also serves on the Board of Directors of Zahren Alternative Power Corp., Capital Environmental Resource Inc., Avista Resources, Inc., Synagro Technologies, Inc. and Northstar Passenger Services Ltd. Sanders Morris Harris, Inc. is the investment banking firm which rendered the fairness opinion in connection with our sale of Clean Earth, Inc.

     The following is a description of our officers who are not also directors:

     Michael T. McCann was named Chief Operating Officer in February 2002. Mr. McCann joined the Company in July 1999 and has been primarily responsible for managing the engineering plastics division of U.S. Plastic Lumber Ltd., inclusive of sales and operational responsibilities. As Senior Vice President of Engineered Products. Mr. McCann led his division, through internal growth and acquisition, from $4.5 million in sales to $25 million in sales within three years. He was also responsible for profit and loss in his division, senior sales management for all divisions, acquisitions and new product development. Prior to joining USPL, Mr. McCann was President of Brigadoon Industries, Inc., an extrusion manufacturer of recyclable plastic profiles for the produce industry. He served as President of Brigadoon Industries, Inc. from November 1993 until its acquisition by USPL on June 30, 1999. From January 1990 to June of 1993, he served as President of Surface Concepts of South Florida (a commercial floor covering products distributor), in which his primary function was full P&L responsibility, including multi-site operations, sales and vendor recruiting and management.

     John W. Poling is our Chief Financial Officer, a position he has held since 1999. Mr. Poling is responsible for our overall financial reporting and SEC reporting, accounting operations and accounting controls. Prior to joining us in early 1999, Mr. Poling was Vice President of Finance at Eastern Environmental Services, Inc. from 1996 to 1999. Mr. Poling has held senior financial positions in publicly-held environmental services companies since 1979, and served as Vice President and Treasurer of Smith Technology Inc. from 1994 to 1996, Vice President, Finance and Chief Financial Officer of Envirogen, Inc. from 1993 to 1994, President of Tier Inc. from December 1992 to September 1993, and Vice President -- Finance and Chief Financial Officer of Roy F. Weston, Inc. from 1989 to 1992. Mr. Poling received a B.S. degree in Accounting from Rutgers University.

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

ITEM 2.  PROPERTIES

     Our properties consist of administrative offices, manufacturing plants, fabrication and assembly facilities, and sales offices. All of our properties are leased with the exception of the properties at the CENJ facility in Kearny, New Jersey, the facility in Philadelphia, Pennsylvania, the facility in Hagerstown, Maryland and the facility in Ocala, Florida. We have options to purchase on several of the properties we lease.

     Our primary properties as of February 28, 2002 were as follows:

CORPORATE OFFICE

     Boca Raton, Florida: This location consists of approximately 3,300 sq. ft. and serves as our corporate offices. There are presently approximately 10 people employed in this location. The property is in good condition and we lease it. The monthly rental is $5,067 and the lease expired in February of 2002. We have extended the lease on this property through February of 2003.

PLASTIC LUMBER OPERATING FACILITIES

     Chicago, Illinois: This location consists of approximately 400,000 sq. ft. This location is the headquarters of our plastic division. It produces plastic and composite lumber profiles through a continuous extrusion process. It manufactures the 100% plastic deckboard as part of the "Carefree Xteriors"(R) product line. It also processes, sorts, grinds and washes HDPE, much of it used by us as a raw material for its manufacturing plants. It also produces products for our OEM and Packaging businesses. We lease this property with an option to purchase. The lease expires in January 2009 and the monthly rental is $42,398 per month.

     Ocala, Florida: This property consists of approximately 143,200 sq. ft and we own it. The facility is used for manufacturing, as a distribution warehouse and for recycling of resins for use as raw material.

     Denver, Colorado: We obtained this 44,800 sq. ft. location with the acquisition of Baron Enterprises, Inc. and we use it to manufacture plastic slip and tier sheets. Our lease on this property expires August 31, 2005 and the monthly rent is $12,133 per month.

FACILITIES LEASED TO THIRD PARTIES:

     Auburn, Massachusetts: This location consists of approximately 34,000 sq. ft. The property is in good condition and we currently sublease it to a third party raw material processor.

     Chino, California: This location consists of approximately 33,571 sq. ft. This facility is used for recycling of resins, in part, used as raw material in our manufacturing operations. We currently sublease this property to a third party raw material processor.

ENVIRONMENTAL RECYCLING OPERATING FACILITIES

     Mt. Laurel, New Jersey: This office consists of approximately 3,000 sq. ft. and is the headquarters for the Environmental Services Division. Our lease on this property expires in October 2004 and the monthly rental is approximately $5,130.

     Hatfield, Pennsylvania: This facility serves as an administrative office for Consolidated Technologies, Inc. consisting of approximately 4,000 sq. ft. The lease expires in February 2003 and the monthly rental is approximately $2,800.

     New Castle, Delaware: This property consists of 7.5 acres of buildings and property consisting of the Thermal Desorption soil recycling operation. The lease on this property expires in August 2003, and the basis for the monthly rental is the volume of tonnage received at the facility.

     Philadelphia, Pennsylvania: This property consists of 9 acres with a building of approximately 27,900 sq. ft. The property, which we own, consists of a Thermal Desorption soil recycling operation.

     Hagerstown, Maryland: This property consists of 13.67 acres and contains buildings totaling approximately 33,000 sq. ft. The property, which we own, consists of a soil recycling plant.

     Carteret, New Jersey: This facility consists of approximately 80,000 sq. ft. and five acres of property and is leased. This facility recycles soil through a bioorganic process. The lease on this property expires in December 2027, and the monthly rental is $18,050.

     Kearny, New Jersey: This facility is the administrative offices and treatment, storage and disposal facility for our S&W Waste operations. It consists of approximately 7 acres and we own it. Somerville, New Jersey: This facility is an administrative office for our environmental construction services company. This lease has a rental of $2,730 per month. We currently lease the premises on a month-to-month basis.

     Winslow, New Jersey: This facility is an administrative office for our environmental construction services company. Our lease on this property has a rental of $2,500 per month and expires on February 2002. We are currently leasing this property on a month to month basis while we negotiate for an extension of the lease with the owner of the property.

     Merrick, New York: This facility is an administrative office for our environmental construction services company. This lease has a rental of $2,640 per month. We currently lease the premises on a month-to-month basis.

ITEM 3.  LEGAL MATTERS

     In April 2001, we were served with an arbitration demand from Southern Wood Services seeking an award of $3,328,000 due to our failure to abide by the terms of a contract relative to the purchase of wood flour. We utilize wood flour for the production of our SmartDeck composite product. The arbitration hearing took place in the first week of August 2001 in Atlanta, Georgia in accordance with the rules and procedures of the American Arbitration Association. On September 7, 2001, the arbitrators issued an award in favor of Southern Wood Services in the amount of $1,759,822, inclusive of arbitration costs and expenses. We filed a motion to vacate the award based on the principle that the award does not reflect any evidence presented at the hearing nor is the award based on the current case law on damages in similar cases in the United States.

     On February 28, 2002, a hearing in the Superior Court of DeKalb County, Georgia, in a civil action, affirmed the arbitration ruling in favor of Southern Wood Services. Accordingly, we were ordered to pay Southern Wood Services the amount of the arbitration award, as well as administrative fees and arbitrator's compensation of $11,225 and $6,064 respectively, plus interest at 12% accruing retroactive to September 7, 2001. As a result, we have accrued $1,844,299 at December 31, 2001 in connection with this ruling. While we will continue to appeal this decision, we cannot avoid the judgement without posting a financial security bond. We are unable to post a financial security bond at this time, and have commenced negotiations to reach a settlement and payment plan with Southern Wood Services. No assurances can be given that we will be able to amicably resolve or reach a settlement and payment plan with Southern Wood Services.

     In December 1998, we purchased Clean Earth of North Jersey, Inc. ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, we could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at specific disposal sites. CENJ is currently named as a PRP in the following matters: Bayonne Barrel & Drum Site, Spectron, Inc. and Four County Landfill-

Operable Unit #2. We currently have an accrual of approximately $324,000 on our balance sheet for estimated liabilities related to these matters. We believe this accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that this accrual will be sufficient.

     From time to time, we are involved as plaintiff or defendant in various other legal proceedings arising in the usual course of our business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of our management that the resolution of these legal actions should not have a material effect on our financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted to a vote of the security holders, through proxy solicitation or otherwise. On March 19, 2002, at a Special Meeting of Stockholders, stockholders of record as of the close of business on February 13, 2002 representing a majority of outstanding shares of our common stock voted to ratify the sale of our wholly-owned subsidiary, Clean Earth, Inc. in accordance with the terms as set forth in the proxy statement mailed to all shareholders. See "Business -- Recent Events -- Execution of the Purchase Agreement for the Sale of Clean Earth, Inc."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is currently traded on the Nasdaq National Market System under the symbol "USPL." Prior to June 1998, we traded sporadically on the OTC Electronic Bulletin Board under the symbol "ECPL." On February 18, 2002 we received notice from the NASDAQ National Market advising that our stock may be delisted because the price of our common stock has failed to maintain a minimum bid price of $1 over the last 30 consecutive trading days. In accordance with MarketPlace Rules, we have 90 calendar days, or until May 15, 2002, to regain compliance. If we are unable to demonstrate compliance on or before May 15, 2002, Nasdaq staff will provide us with written notification that our securities will be delisted. While there are several options available that could permit us to regain compliance with Nasdaq listing requirements and our Board of Directors intend to review these options, we will also consider transferring our securities to The Nasdaq SmallCap Market.

     The following table sets forth the high and low sales prices of our common stock for the periods indicated. On December 31, 2001, the closing price of the common stock on the Nasdaq National Market System was $0.37.

QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   -----
March 31, 2000..............................................  $10.68   $7.00
June 30, 2000...............................................  $ 9.37   $3.00
September 30, 2000..........................................  $ 5.00   $3.00
December 31, 2000...........................................  $ 3.96   $0.84
March 31, 2001..............................................  $ 2.25   $0.81
June 30, 2001...............................................  $ 1.43   $0.61
September 30, 2001..........................................  $ 1.40   $0.30
December 31, 2001...........................................  $ 0.63   $0.22

     As of February 28, 2002, there were 810 holders of record and approximately 11,100 beneficial holders of our common stock.

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

     On February 10, 2000, the Company acquired certain assets and certain liabilities of Baron Enterprises for 202,376 shares of common stock. Baron manufactures slipsheets and tier sheets for material handling systems within the beverage industry. At the time of the Closing, Baron had two facilities, one in Denver, Colorado and the other in Reidsville, North Carolina. We recently closed the Reidsville facility and moved the assets to our Chicago facility as part of our plan to consolidate smaller plants into our regional hubs. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the company being acquired. The officers, directors and few shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     In September of 2000 the Company issued 1,187,285 shares of its Series D Preferred Stock. The Series D Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series D Preferred Stock is convertible into one share of the Company's common stock at the option of the holder, subject to the rights of the Company. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002, the Company has the right to require conversion of the Series D Preferred Stock into common stock. Otherwise, the Series D Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $4.1 million from the issuance of Series D Preferred Stock were used for general corporate purposes. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. On March 1, 2002, all outstanding shares of Series D Preferred Stock were converted into an equal number of shares of our common stock.

     From November 2000 through March 2001, the Company issued 1,714,285 shares of its Series E Preferred Stock to the Stout Partnership, our largest shareholder. Several members of our board of directors and a member of our management are affiliated with Stout Partnership. The Series E Preferred Stock pays a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. Each share of Series E Preferred Stock is convertible into one share of the Company's common stock. The Series E Preferred Stock automatically converts into common stock on March 31, 2002. The net proceeds of $3 million from the issuance of Series E Preferred Stock were used for general corporate purposes. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. This offering was completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment.

     On December 7, 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of the Company's common stock subject to increase, at the Company's discretion, by an additional $6.0 million, subject to certain conditions. As of March 31, 2002, no shares have been purchased by Fusion Capital under this agreement. On March 2, 2001 under the terms of the common stock purchase agreement, Fusion Capital Fund II, LLC was issued 200,000 shares of the Company's common stock as a commitment fee. Unless an event of default occurs, these shares must be held by Fusion Capital until the common stock purchase agreement has been terminated. On August 31, 2001 the common stock purchase agreement was amended whereby the Company granted Fusion Capital warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share in exchange for Fusion Capital's agreement to revise the terms under which Fusion Capital could terminate the agreement.

     In the second quarter of 2001, Halifax Fund, L.P. converted $2,191,494 of principal and $23,801 of accrued interest related to the $7.5 million 5% convertible debenture issued in February of 2000 into 2,134,743 shares of the Company's common stock.

     On July 3, 2001, the Company issued 476,191 shares of common stock to ZLP Master Fund, LTD. and 476,190 shares of common stock to ZLP Master Technology Fund, LTD. at a purchase price of $1.05 per share. The Company also issued 35,000 shares of common stock to a third party as a fee in connection with the above transaction. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. This offering was completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters and the knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. Net proceeds after issuance costs of approximately $983,000 were used for general corporate purposes.

     In October of 2001 the Company issued an aggregate of 1,334,000 shares in several private placements at an average price of $0.60 per share. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. This offering was completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters and the knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. Net proceeds after issuance costs of approximately $752,000 were used for general corporate purposes.

     In December of 2001 the Company issued 45,000 shares of common stock in connection with a license agreement with Rutgers University. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these shareholders enabled them to evaluate the risks and merits of the investment.

     In addition to the above, the Company issued 57,475 shares of common stock for miscellaneous reasons, including settlements of litigation and directors' compensation. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these shareholders enabled them to evaluate the risks and merits of the investment.

OPTIONS AND WARRANTS

     There are numerous members of the management, directors, employees and consultants of the Company and its subsidiaries who have been granted options in 2001 to purchase 523,450 shares of common stock subject to the terms for vesting and exercise prices. As of December 31, 2001, options to purchase 3,919,000 shares of common stock were outstanding.

     On June 1, 2001, the Company granted 250,000 warrants to purchase the Company's common stock to the Stout Partnership at an exercise price of $1.50 per share. The warrants were granted in consideration of the Stout Partnership extending the maturity date of its $5,000,000 convertible debenture to July 1, 2002 and because some of the assets of the Company were not disposed of as of June 1, 2001. August C. Schultes, III and Gary J. Ziegler are individual partners in Stout Partnership and also serve as directors to the Company. Mark
S. Alsentzer is Chairman and CEO of the Company as well as an individual partner in Stout Partnership.

     On June 15, 2001 the Company granted 250,000 warrants to Halifax Fund L.P. at an exercise price of $2.00 per share in connection with their purchase of a $4,000,000 convertible debenture purchased from the Company on that date. In addition, because the Company failed to retire the debenture prior to August 15, 2001, and a sale/leaseback of some of the Company's assets was not consummated in accordance with the terms of the debenture, the Company issued to Halifax an additional 250,000 warrants at an exercise price of $1.08 per share on August 15, 2001.

     On July 3, 2001 the Company granted Zimmer Lucas Partners LLC 238,095 warrants in connection with their purchase of 952,381 shares of the Company's common stock in a private placement transaction.

     In August of 2001 the Company granted a total of 175,000 warrants in exchange for investment banking and financial consulting services to be incurred over a prospective one-year period. The exercise price of the warrants range from $1.07 to $1.40.

     On August 31, 2001 the Company amended the Common Stock Purchase Agreement entered into with Fusion Capital Fund II, LLC on December 7, 2000 and granted Fusion 100,000 warrants at an exercise price of $1.00 per share in connection with the amendment.

     On October 23, 2001 the Company issued 375,200 warrants, at an exercise price of $0.60 per share, to the participants in the October 2001 private placement described above.

     As of December 31, 2001 warrants to purchase 2,828,295 shares of common stock were outstanding.

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

                                                 YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------
                                      2001       2000       1999      1998      1997
                                    --------   --------   --------   -------   -------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Sales, net......................  $174,050   $173,744   $138,545   $72,794   $24,739
  Operating (loss) income.........   (34,610)    (5,867)    10,238     1,688      (321)
  (Loss) earnings before
     extraordinary item...........   (48,163)   (11,447)     3,149       304      (706)
  Net (loss) earnings.............   (48,163)   (12,475)     3,149       304      (706)
  Net (loss) earnings per common
     share -- Diluted:
  (Loss) earnings before
     extraordinary item...........  $  (1.34)  $  (0.36)  $   0.09   $ (0.02)  $ (0.05)
  Net (loss) earnings.............  $  (1.34)  $  (0.39)  $   0.09   $ (0.02)  $ (0.05)
  Weighted average common shares
     outstanding -- Diluted.......    36,974     34,297     30,199    18,737    14,054
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Cash and cash equivalents.......  $    912   $  2,211   $  1,808   $ 3,053   $ 1,170
  Working capital (deficit).......   (60,525)    10,965     12,189    10,422      (474)
  Total assets....................   161,669    200,411    166,311    63,336    23,171
  Long-term debt, including
     current maturities...........    71,583     78,162     54,690    26,170     3,222
  Stockholders' equity............    43,185     85,742     83,010    24,588    11,466

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto provided under Part II, Item 8 of this Annual Report on Form 10-K.

BUSINESS SEGMENTS

     We have two distinct business segments-manufacturing plastic lumber and environmental recycling. The plastic lumber division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities and products for original equipment manufacturers, made from recycled high density polyethylene and in some instances, composite materials. The structural plastic lumber is manufactured under processes that are protected by patents. The environmental recycling division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes, and on-site recycling services. The Division also operates five plants. Two plants utilize a thermal desorption process, one uses an organic process and one uses a chemical treatment and cold mix process to recycle contaminated soil brought to the plants by third parties as well as their sister environmental service companies. We also have a plant that consolidates and stabilizes oils, solvents and heavy metal contaminated waste for disposal by unrelated companies. We are not dependent upon a single customer or a few customers for either segment of our business. No single customer accounts for sales equal to or greater than 10% of our consolidated revenues.

PURCHASE AGREEMENT TO SELL CLEAN EARTH, INC.

     On December 29, 2001 we entered into a purchase agreement, subsequently amended on February 12, and March 5, 2002, to sell 100% of the capital stock of Clean Earth, our wholly-owned subsidiary, which together with its subsidiaries comprise our environmental recycling division, to New CEI Inc, subject to shareholder approval. New CEI Inc. is a newly created Delaware corporation owned by affiliates of Founders Equity, Inc., an investment group headquartered in New York, New York ("Founders"). No assurances can be given that we will be able to close this transaction or that we will be successful in selling Clean Earth at all in the event the sale to New CEI, Inc. is not consummated.

     Under the terms of the purchase agreement, the purchase price will consist of:

     - $45.0 million, of which $44.0 million will be payable at the closing and $1.0 million will be held in escrow pending the outcome of several purchase price adjustments pursuant to the terms of the purchase agreement; and

     - 45,000 shares of the Junior Preferred Stock of New CEI, Inc. The Junior Preferred Stock is redeemable upon the earlier of (i) the tenth anniversary of the issuance of the Junior Preferred Stock, (ii) a change of control event, or (iii) a registered offering of New CEI's securities that results in gross proceeds of at least $25.0 million. The Junior Preferred Stock will be subordinate to the senior debt of New CEI and the other outstanding preferred stock of New CEI.

     Additional adjustments to the purchase price will be made if the $1.0 million escrow is not sufficient to cover the adjustments related to debt and other obligations outstanding and non-cash working capital. The adjustments, if any, for a shortfall of escrow in excess of $1.0 million related to debt and other obligations outstanding and non-cash working capital will result in a reduction in the Junior Preferred Stock we will receive from New CEI by 0.02% for each $1,000 of the shortfall.

     In addition, there may be additional adjustments to the cash portion of the purchase price based upon a final audited balance sheet to be delivered after the closing if the amount of outstanding debt and other obligations and non-cash working capital set forth on the final audited balance sheet differ from the amounts of such items set forth on the unaudited balance sheet on the closing date. The $1.0 million escrow will be distributed among the parties accordingly. If on the closing date, there are any obligations of Clean Earth or any subsidiary of Clean Earth that an obligee would have the right to accelerate the date of payment of such obligation of Clean Earth or its subsidiary (a "Clean Earth Defaulted Obligation"), the cash portion of the purchase price will be reduced by the amount of the accelerated portion of the Clean Earth Defaulted Obligation less the amount by which such acceleration has resulted in the reduction of the cash portion of the purchase price pursuant to the foregoing adjustments pertaining to working capital and retention of debt.

     If New CEI has received the mezzanine financing of at least $8.0 million but less than $10.0 million by or at the closing, the cash portion of the purchase price will be reduced by the amount by which the amount of the mezzanine financing is less than $10.0 million, but such reduction will not, unless we, in our sole discretion, agree otherwise, cause the closing date cash payment to be less than $43.5 million.

     In addition, the claims for payment pursuant to (i) our ownership interest in the joint venture between Interstate Industrial Corp. and us (ii) the Quakertown Foundry Site Agreement between Integrated Technical Services, a subsidiary of CEI, and the Pennsylvania Department of Environmental Protection were not included as part of the purchase agreement. The net book value of these assets were approximately $1,640,000 as of December of 2001.

     On March 19, 2002 a special meeting of the Company's stockholders was held whereby the stockholders approved the sale transaction, pursuant to the terms and conditions of the purchase agreement dated December 29, 2001 and amendment dated February 12, 2002. The shareholder approval obtained on March 19, 2002 was applicable only to the specific purchase agreement with Founders and did not authorize our management or board of directors to pursue alternative plans for the sale or disposal of Clean Earth. As a result of the proposed sale of Clean Earth and the requirement to reduce to fair value the carrying amount of Clean Earth's long-lived assets, we recorded an impairment charge of $13.5 million, as required by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     The terms of the purchase agreement, as amended, provide for significant preconditions to the purchaser's obligation to close the transaction. These preconditions include, but are not limited to, requirements that the purchaser obtain $32.0 million of senior debt and $10.0 million of mezzanine financing prior to closing the transaction. We cannot predict the date as to when all of these preconditions will be met or whether they will be met at all. On March 5, 2002 the agreement, which had been terminated by a letter from Founders dated March 4, 2002, was reinstated and amended to allow Founders additional time to meet all of the preconditions to closing the transaction, and to extend the date for which either party to the transaction could terminate the agreement from March 31, 2002 to April 21, 2002.

     We anticipate that we will use the estimated $42.7 million of net proceeds to be realized from the Clean Earth sale, if consummated, to retire our Senior Credit Facility in the amount of $39.9 million as of December 31, 2001, including deferred interest, fees and penalties, as well as some of our other outstanding indebtedness. If we are unsuccessful in closing this transaction, we will be working with our senior creditors and a number of potential new lenders and investors on an alternative plan to refinance the Senior Credit Facility. In this event, we may be forced to seek protection under the Bankruptcy Code or we may be forced into a bankruptcy proceeding by these lenders.

     Assuming the completion of the sale of Clean Earth as described in the purchase agreement and the receipt of the estimated net proceeds of $42.7 million and a new working capital line of credit, we may require additional capital to repay outstanding indebtedness and fund ongoing operations. We believe, based on our current financial projections, that assuming the completion of the sale of Clean Earth, the new line of credit will be adequate to fund our current level of operations for the balance of fiscal year 2002. We intend to service our remaining debt through cash flow from operations and a new working capital line of credit. Our projections for fiscal year 2002 show a significant improvement in the operating performance of the plastic lumber division as a result of the completion of our restructuring plan. However, there can be no assurances that we will meet our projections. If we fail to meet our projections, it will have a material adverse impact on our liquidity and capital resources. These projections are based on internal forecasts, including current backlog of orders; however there can be no assurance that actual results will meet these projections. Accordingly, the amount of additional funding, if any, the timing of our need for such funding and our ability to raise the necessary funds can not be predicted at this time. In the event additional capital is required, our failure to complete an additional debt or equity financing may have a material adverse effect on our operations and our ability to continue as a going concern.

     Because the purchaser has not met all of these preconditions as of March 30, 2002 and since the shareholder approval was applicable only to the specific purchase agreement, we did not account for Clean Earth as a discontinued operation in our 2001 audited consolidated financial statements. We are currently working with the purchaser to close this transaction prior to April 21, 2002. Although we believe we have taken all of the actions required of us to consummate this transaction, the outcome is still uncertain due to outstanding conditions precedent to closing which are still unmet. While we fully intend to complete the planned sale of Clean Earth in accordance with the terms of the purchase agreement, we continue to consider our liquidity, capital resources, revenue and cost forecasts and other forward-planning activities as if the transaction will not take place.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and ability to meet our financial obligations and maintain our current operations in 2002 and beyond will be dependent on, among other things, our ability to refinance our Senior Credit Facility, meet the payment obligations under, achieve and maintain compliance with the financial covenants in all of our debt agreements and provide financing for working capital.

     Capital requirements relating to the implementation of our business plan have been and will continue to be significant. We believe that our ability to generate cash from operations is dependent upon, among other things, increased demand for our products and services and the successful and continuous development of cost effective manufacturing processes, direct marketing and product distribution capabilities. There can be no assurance that we will have sufficient capital resources to permit us to continue implementation of our business plan.

     We are highly leveraged, and during 2000 and 2001 we incurred substantial losses from operations, primarily resulting from the significant expenses incurred in our plastic lumber division and $13.5 million of acquired intangible impairment charges in our environmental recycling division. Our accumulated deficit and working capital deficit totaled approximately $61.0 million and $60.5 million respectively as of December 31, 2001. Our obligations to make payments under and achieve and maintain compliance with the covenants in our Senior Credit Facility and Master Credit Facility are material financial commitments.

     On September 28, 2001, we notified all of the banks which participate in our Senior Credit Facility that due to lower than expected sales at our plastic lumber division we would not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing our business operations. In addition, we were not in compliance with various covenants under our Senior Credit Facility as of September 30, 2001. Substantially all of the assets of the Company have been pledged as collateral with respect to the Senior Credit Facility. Effective November 14, 2001, we entered into a forbearance agreement with the participating banks whereby the lenders under the Senior Credit Facility agreed to accept interest only payments from us and allowed us to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the proposed sale of Clean Earth. Pursuant to the terms of the forbearance agreement, the lenders also agreed not to take action against us with respect to the covenant violations as of September 30 and December 31, 2001. The forbearance period terminated on February 28, 2002. As of February 28, 2002 we did not make the required principal payments under the forbearance agreement that were originally due September 30, and December 31, 2001 in the amount of $2.5 million each. We also did not make the required interest payments of approximately $215,000 and $197,000 due January 31, and February 28, 2002 respectively. In addition, on March 11, 2002 we informed the lenders under the Senior Credit Facility that we could not make the $2.5 million principal payment due March 31, 2002. We also have an additional $2.5 million principal payment due June 30, 2002 and the outstanding balance of the Senior Credit Facility is due in its entirety on July 1, 2002. At December 31, 2001, amounts outstanding under the Senior Credit Facility totaled approximately $39.9 million, including accrued interest, fees and penalties.

     We are negotiating with the senior lenders under the Senior Credit Facility for an extension of the forbearance period in connection with our failure to make the September 30, and December 31, 2001 principal payments on February 28, 2002, the interest payments due January 31, and February 28, 2002 and the $2.5 million principal payment due March 31, 2002. Although the failure to make these principal and interest payments constitute events of default under the Senior Credit Facility and the forbearance agreement, the lenders that are party to the Senior Credit Facility have yet to take any action against us, including declaration of default. We believe that if we could obtain an extension of the forbearance period, it may provide us with sufficient time to complete the sale of Clean Earth or find an alternative means to refinance the Senior Credit Facility. In the event that the necessary waiver and forbearance are not obtained or future principal and interest payments cannot be made, the lenders under the Senior Credit Facility can demand immediate repayment from us of the outstanding balance on the Senior Credit Facility, which further raises substantial doubt about our ability to continue as a going concern.

     On January 3, 2002, we notified all of the participants in our Master Credit Facility with GE Capital Corporation that we would not be making any further principal payments until at least April of 2002. In addition, we did not make the term payment of $1.7 million due January 2, 2002 and, as of September 30, and December 31, 2001, we were not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing us to defer principal payments until April 1, 2002 while continuing to make interest payments and providing a waiver of the September 30, and December 31, covenant violations. In accordance with this agreement, we will be required to make a $500,000 principal payment upon the proposed sale of Clean Earth, Inc., if it takes place. In addition, we will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of (i) our obtaining a new revolving credit facility with availability of at least $10 million to replace our current revolving credit facility; (ii) our exercising the purchase option on, and subsequently obtaining a mortgage against, our Chicago property; or (iii) September 30, 2002. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant for March 31, 2002 and adds new covenants for minimum levels of EBITDA commencing March 31, 2002 if the proposed sale of Clean Earth does not take place, and June 30, 2002 if the proposed sale of Clean Earth does take place. It also requires us, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of our property, plant and equipment that these lenders currently have no security interest in.

     Pursuant to this agreement, commencing on September 1, 2002, the Master Credit Facility will be restructured to a 48-month term. We will pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 1% of our obligations under the Master Credit Facility outstanding as of the date of the proposed sale of Clean Earth. This forbearance fee will be immediately due and payable if the closing of the sale of Clean Earth does not occur by June 1, 2002. The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of our Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. The Senior Credit Facility has a similar provision with respect to the Master Credit Facility. At December 31, 2001, amounts outstanding under the Master Credit Facility totaled approximately $11.4 million. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of our other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others.

     We are also required to retire our $4.0 million convertible debenture issued to Halifax Fund, L.P. ("Halifax"), as well as the $5.0 million convertible debenture payable to Stout Partnership, our largest stockholder, on or before July 1, 2002. Several members of our board of directors and a member of our management are affiliated with Stout Partnership. In addition, we may be required to redeem the $4.0 million convertible debenture upon completion of the proposed sale of Clean Earth, Inc. The $4.0 million convertible debenture contains a provision which provides that the sale or transfer by us of substantially all of our assets (the sale of Clean Earth is considered to be the sale of substantially all of our assets) gives the holder an option to consider the debenture immediately due and payable and require us to redeem this debenture at a redemption price equal to 100% of the outstanding principal amount of the debenture or at a premium. Halifax has a second lien on substantially all of our assets. The Forbearance and Modification Agreement to the Master Credit Facility prohibits us from making any payments of principal, interest or any other amounts due and owing to Halifax Fund, L.P., other than the payment of Halifax' $4.0 million debenture, Stout Partnership or any future subordinated lender for one year from the date of the closing of the proposed sale of Clean Earth, if consummated, unless an equal payment, in addition to all currently scheduled principal and interest payments, is paid to the participants in the Master Credit Facility.

     We currently do not have the financial resources to repay our debt obligations under the Senior Credit Facility, Master Credit Facility, $4 million convertible debenture and the $5 million convertible debenture as they become due or in the event that current or future events of default are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of our assets. Our current and past failures to comply with the terms of our Senior Credit Facility and Master Credit Facility, as well as the related forbearance agreement and other debt obligations, and the material financial obligations currently contained in our Senior Credit Facility and Master Credit Facility, have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about our ability to continue as a going concern.

     Our independent certified public accountants have included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2001. The paragraph states that our recurring losses from operations, accumulated deficit of $61.0 million, working capital deficit of $60.5 million and our inability to make principal and interest payments on our Senior Credit Facility raise substantial doubt about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph in the report may adversely affect our relationship with potential investors, lenders, customers and suppliers and have an adverse effect on our ability to obtain additional financing.

     As previously discussed, on December 29, 2001 we entered into an agreement to sell 100% of the capital stock of Clean Earth, Inc. to a newly created corporation owned by Founders Equity, Inc. No assurances can be given that we will be able to close this transaction or that we will be successful in selling Clean Earth at all in the event this transaction is not consummated. If we are successful in completing this sale transaction, we will pay down our entire Senior Credit Facility, as well as the $4.0 million convertible debenture that requires redemption upon the sale of substantially all of our assets. We believe that we will have the available cash necessary to retire this debenture in its entirety if this transaction takes place. While there can be no assurances, we believe that this sale transaction, if consummated, is crucial to allowing us to reorganize our capital structure and cure our liquidity crisis. If the sale transaction described above is completed, we believe our remaining assets and business will be sufficient to allow us to raise the necessary capital to fund our operations and meet our debt and other obligations in 2002.

     If we are not successful in completing the proposed sale of Clean Earth, we will be required to seek other alternatives for refinancing our capital structure which could include raising additional equity, selling some of our assets or restructuring the Senior Credit Facility. There can be no assurances that this course of action will be successful. Our failure to refinance our capital structure would require us to significantly curtail our operations and would raise substantial doubt about our ability to continue as a going concern. In this event, we may be forced to seek protection under the Bankruptcy Code or we may be forced into a bankruptcy proceeding by these lenders.

     Net cash provided by operating activities for the year ended December 31, 2001 was approximately $3,984,000 as compared to net cash used in operating activities of approximately $7,685,000 for the prior year, an increase of $11,669,000. The following table summarizes the different components of cash provided by (used in) operating activities for the years ended December 31, 2001 and 2000.

     Dollar amounts in thousands:

                                                                2001       2000
                                                              --------   --------
Net loss....................................................  $(48,163)  $(12,475)
Non-cash charges............................................    40,507     12,363
Decrease (Increase) in accounts receivable..................     2,207    (11,439)
Decrease (Increase) in inventories..........................     4,057     (1,992)
Changes in other working capital............................     5,376      5,858
                                                              --------   --------
Net cash provided by (used in) operating activities.........  $  3,984   $ (7,685)
                                                              ========   ========

     Non cash charges consist primarily of depreciation expense, amortization of intangibles, deferred income tax provision (benefit), amortization of deferred financing costs and discounts on convertible debentures, beneficial conversion features, non-cash restructuring and asset impairment charges and the write-down of a claim receivable, discussed in Results of Operations below.

     Net cash used in investing activities for the year ended December 31, 2001 was approximately $3,029,000 as compared to approximately $24,336,000 for the year ended December 31, 2000. The decrease is due primarily to a significant reduction in capital expenditures at the plastic lumber division, whose major capital expansion was completed in 2000.

     Net cash used in financing activities during 2001 totaled approximately $2,255,000, as compared to cash provided by financing activities of approximately $32,424,000 during the prior year. In 2000 we received new financing of $45,000,000 from our current Senior Credit Facility while paying down the previously existing credit facility. We also received $14,600,000 in equipment financing in 2000 from our Master Credit Facility. In addition, during 2000 we issued convertible subordinated debentures and preferred stock, net of issuance costs of $13,546,000 compared to 2001 where we issued $6,735,000 of in preferred stock, common stock and convertible debentures.

     At December 31, 2001 we had a working capital deficit of approximately $60,525,000, as compared to net working capital of approximately $10,965,000 at December 31, 2000. We had cash and cash equivalents on hand in the amount of $912,000 at December 31, 2001.

     On February 2, 2000 we issued a 5% $7,500,000 convertible subordinated debenture (the "Fiscal 2000 Debenture"), which is convertible into shares of our common stock. The original conversion price of the Fiscal 2000 Debenture was the lower of $9.65 or the lowest trading price of our common stock during the four trading days prior to the conversion date, but not less than $8.25 (the "minimum floating conversion price"). The convertible debenture includes a provision that, in the event that the market price of the common stock of the Company is less than $8.25 for ten consecutive trading days after the first anniversary of the issuance of the debenture, the holder of the debenture may give notice to us which would require us to, at our option, (a) repurchase the debenture for a cash price equal to 110% of the outstanding principal amount of the debenture plus accrued interest, or (b) reset the minimum floating conversion price to zero (which changes the conversion price to the market price upon conversion, not to exceed $9.6525). The right of the debenture holder to convert the debenture to common stock is limited in that the holder may not convert the debenture if upon such conversion the holder will become a beneficial owner of more than 9.9% of the total issued and outstanding shares of our common stock. If the holder elects to convert and the entire debenture cannot be converted due to this limitation, we must settle in cash that portion of the debenture which cannot be converted to stock when the debenture matures in February of 2005, at 110% of the sum of the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

     On February 20, 2001 the holder of the Fiscal 2000 Debenture exercised its option to have us repurchase the debenture for cash at 110% of the outstanding principal balance plus accrued interest or reset the minimum floating conversion price to zero. We elected not to repurchase the debenture and the minimum floating conversion price was effectively reset to zero. During 2001 the holder of the Fiscal 2000 Debenture converted $2,191,494 of the debenture and $23,801 of unpaid interest into 2,134,742 shares of common stock at prices ranging from $1.00 to $1.05 per share. Also during 2001, the balance of the Fiscal 2000 Debenture increased by $201,764 resulting from interest that was paid in kind. As of December 31, 2001 the outstanding balance on the Fiscal 2000 Debenture was $5,583,579, net of unamortized discounts.

     During the first quarter of 2002 the holder of the Fiscal 2000 Debenture converted an additional $697,000 of principal and $5,105 of unpaid interest into 1,903,031 shares of common stock. We will record a beneficial conversion feature of approximately $323,000 in connection with these conversions.

     On June 15, 2001, we issued a convertible subordinated debenture due May 31, 2002 in the principal amount of $4.0 million (the "Fiscal 2001 Debenture") and a warrant to purchase 250,000 shares of our common stock, at an initial purchase price of $2.00 per share to Halifax Fund, LP ("Halifax"). Halifax paid us $4.0 million for these securities. The principal amount of the Fiscal 2001 Debenture paid interest at a rate of 18% per year through August 14, 2001. On August 9, 2001, the Fiscal 2001 Debenture agreement was amended to change the due date from May 31, 2002 to July 1, 2002.

     We have the option at any time and, upon five business day's notice, to repurchase all or any part of the Fiscal 2001 Debenture. At August 15, 2001, we did not repurchase the Fiscal 2001 Debenture, nor did we consummate a sale/leaseback transaction on some of our assets under the terms described in the Fiscal 2001 Debenture Purchase Agreement. As a result, Halifax may convert the principal amount plus accrued interest and any default payments on the Fiscal 2001 Debenture into shares of our common stock. The conversion price of the common stock under the Fiscal 2001 Debenture is a price per share equal to the average of the lowest trading prices of the common stock on the principal trading market for the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. Because the Fiscal 2001 Debenture was not repurchased by August 15, 2001 and the sale/leaseback was not completed, in accordance with the terms of the Fiscal 2001 Debenture we: (i) issued to Halifax for no consideration another Warrant to purchase 250,000 shares of our common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001, which was $0.90 per share and, (ii) increased the interest rate from 18% to 25%. As of December 31, 2001 the outstanding balance on the Fiscal 2001 convertible debenture was $3,579,144, net of unamortized discounts.

     As part of the financing, we also granted a subordinate lien on all of our assets to Halifax through a Security Agreement, which also secures our obligations under the Fiscal 2000 Debenture due February 5, 2005 and the $1.0 million stated value of the our Series D Convertible Preferred Stock previously sold to Halifax. In addition, the Fiscal 2001 Debenture Purchase Agreement with Halifax required that the shares and associated warrants underlying the Fiscal 2001 Debenture be registered within 90 days of the June 15, 2001 closing date of the agreement. The Fiscal 2001 Debenture Purchase Agreement provides that the Company pay in cash a default payment of 2.5% of the sum of the outstanding principal amount of the Fiscal 2001 Debenture plus the accrued interest for each thirty day period that the shares are not registered. As of December 31, 2001 we had not filed a registration statement to register these shares and we accrued $350,000 in penalties due Halifax as a result of our failure to register these shares. We will continue to accrue additional penalties in the amount of $100,000 per month until the Fiscal 2001 debenture is retired or we file a registration statement with the SEC and the SEC declares it effective. We expect to file a registration statement with the SEC to register these shares, as well as the shares issued in the private placements discussed in the following paragraph, by June 30, 2002. However, there can be no assurances as to when the SEC will declare this registration statement effective, or if it will do so at all.

     On July 3, 2001, we issued 476,191 shares of common stock to ZLP Master Fund, LTD. and 476,190 shares of common stock to ZLP Master Technology Fund, LTD. at a purchase price of $1.05 per share. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Net proceeds after issuance costs of approximately $983,000 were used for general corporate purposes. Because we did not, within 60 days of July 3, 2001, file a registration statement with the SEC to register the resale of these shares as required under the stock purchase agreement, we are required to pay a cash penalty fee to the purchasers of these shares at a rate equal to 1.5% of the outstanding amount purchased for each 30-day period that a registration statement is not filed. As of December 31, 2001 we had not filed a registration statement to register these shares for resale and $60,000 has been accrued in connection with this penalty fee. We will continue to accrue additional penalties in the amount of $15,000 per month until such time as a registration statement is filed with the SEC. On November 1, 2001 we raised an additional $752,000, net of issuance costs, through the issuance of 1,334,000 shares of common stock. These private placement transactions were not registered under the Securities and Exchange Act of 1934 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. Because we have 60 days from the date of issuance, or until January 1, 2002, to file a registration statement for these shares, we have not yet accrued any penalties for the November 1, 2001 private placement. However, we will accrue 1.5% of the gross proceeds, or $12,000 per month, beginning in January of 2002 for each 30 day period for which we have not filed a registration statement.

     In September of 2000 we issued 1,187,285 shares of our Series D Preferred Stock. The Series D Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series D Preferred Stock was convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. If these rights are not exercised, the Series D Preferred Stock automatically converts into common stock on March 1, 2002. The net proceeds of $4,100,000 from the issuance of Series D Preferred Stock were used for general corporate purposes.

     We did not pay any of the required cash dividends on the Series D Preferred Stock due to a deterioration in our financial condition. Dividends in arrears on the Series D Preferred Stock amounted to $808,631 at December 31, 2001 and $911,466 at February 28, 2002. On February 28, 2002 we issued a promissory note to each holder of Series D Preferred Stock for the corresponding amount of unpaid dividends owed to each holder. The notes pay quarterly interest at 5% per annum and are due April 1, 2004. On March 1, 2002 all of the 1,187,285 shares of outstanding Series D Preferred Stock were converted into an equal number of shares of common stock.

     In November of 2000 through March 2001, we issued 1,714,285 shares of our Series E Preferred Stock to the Stout Partnership, our largest shareholder. Several members of our board of directors and a member of our management are affiliated with Stout Partnership. The Series E Preferred Stock pays a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. All of the Series E Preferred Stock is held by the Stout Partnership, our largest shareholder. Several members of our board of directors and a member of management are affiliated with the Stout Partnership. Each share of Series E Preferred Stock is convertible into one share of our common stock at the option of the holder, subject to the rights of the Company. If these rights are not exercised, the Series E Preferred Stock was to have automatically converted into common stock on March 1, 2002. The net proceeds of $3,000,000 from the issuance of Series E Preferred Stock were used for general corporate purposes. There were no dividends in arrears on the Series E Preferred Stock as of December 31, 2001 or February 28, 2002. On March 4, 2002 our Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002.

     On June 30, 2000 we terminated our previously existing line of credit and entered into a new three-year Senior Credit Facility with three banks. The Senior Credit Facility provides for a $30,000,000 term loan and a $15,000,000 revolving credit line. During 2000, the Senior Credit Facility allowed us to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over the Eurodollar deposit rate. The spread above each interest rate option was determined by our ratio of consolidated debt to EBITDA. Effective with the second amendment to the Senior Credit Facility dated March 12, 2001 the interest rate on all borrowings under the Senior Credit Facility was the prime rate plus 350 basis points.

     Proceeds from the Senior Credit Facility were used to pay down approximately $8.7 million of the Company's existing indebtedness and for general corporate purposes. At December 31, 2001 we had outstanding borrowings under the Senior Credit Facility of $37,400,000, plus an additional $2,495,000 of deferred interest, fees and penalties.

     The Senior Credit Facility requires the maintenance of defined levels of net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness.

     At September 30, 2000 we were not in compliance with certain covenant requirements of the Senior Credit Facility for which we received waivers and amendments dated November 13, 2000. In addition to an interest rate increase of 200 basis points and amendment fees of $428,125, the terms of the amendments required us to raise a minimum of $2 million in equity or equity equivalents prior to November 30, 2000, an additional $2 million prior to December 26, 2000, and an additional $500,000 prior to January 31, 2001. The amended terms also put further limits on our capital expenditures, and gave the senior lenders the option to permanently reduce their commitment on the revolving credit line when payments were made on that portion of the Senior Credit Facility by the amount paid.

     At December 31, 2000, we were not in compliance with certain financial covenant requirements of our amended Senior Credit Facility, for which we received a Waiver and Second Amendment dated March 12, 2001. In addition to amendment fees of $106,250, the terms of the amendment required us to raise an aggregate of $6,500,000 of equity or equity equivalents prior to February 28, 2002. The Waiver and Second Amendment also put further limits on the Company's capital expenditures, and contained a provision requiring the Senior Credit Facility be refinanced or paid in full by April of 2002.

     On July 13, 2001, we entered into a Waiver and Third Amendment to the Senior Credit Facility ("Waiver and Third Amendment") with our senior lenders, the primary terms of which were as follows: (i) to extend the required due date to refinance the Senior Credit Facility until July 1, 2002, (ii) extend terms relative to the Company's borrowing base as defined in the Amendment and, (iii) provide for mandatory prepayment when certain outstanding claims of the Company are collected.

     During 2000, the Company obtained $14,600,000 in new equipment financing through a Master Credit Facility with GE Capital in order to finance the expansion of its plastic lumber manufacturing facilities. The Master Credit Facility is secured by certain equipment and contains a minimum tangible net worth covenant. At December 31, 2000 we were not in compliance with the minimum tangible net worth covenant. On March 30, 2001, we entered into amendments on the Master Credit Facility with GE Capital to waive the tangible net worth Covenant for the fourth quarter 2000 and amended the covenant for each quarter of 2001. We were required to accelerate a portion of the principal payments on the Master Credit Facility and were required to refinance or repay a portion of the outstanding balance on the Master Credit Facility upon the refinancing or repayment of the Senior Credit Facility.

     We did not make the payments of $266,667 that were due on December 31, 2001 and December 31, 2000 in connection with an $800,000 note assumed in a 1999 acquisition. On February 4, 2002 we reached an agreement with the holder of the note, Waste Management Inc., to amend the terms of the note whereby it would be due in three equal annual installments beginning December 31, 2002. The agreement also waives the failure to make the aforementioned principal and interest payments that had been due on December 31, 2001 and 2000.

NEW ACCOUNTING STANDARDS

     In June, 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement became effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, we recorded a net-of-tax cumulative-effect loss of $453,615 in accumulated other comprehensive income to recognize at fair value two interest-rate swap derivatives that are designated as a cash-flow hedging instruments. As of September 30, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive loss was

$1,123,891. In December of 2001, we received notice from the banks that they were exercising their rights to terminate the interest rate swap agreements due to our failure to comply with the terms of the Senior Credit Facility. In accordance with the termination notice, the banks demanded compensation for their costs of liquidating their corresponding derivative obligations in the amount of $1,080,249. We accrued this amount as interest expense in 2001 and reversed the amounts included within other comprehensive loss in connection with the fair value of the interest rate swap derivatives. As a result of the termination of the interest swap agreements in 2001, comprehensive income for the twelve months ended December 31, 2001 was equal to the net income/loss amounts presented in our statements of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     We were required to adopt the provisions of SFAS No. 141 immediately upon its issuance and it did not have a material effect on our results of operations or financial condition. We adopted SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142 that we evaluate our existing intangible assets and goodwill that we acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we will be required to perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     We are currently evaluating the effect that the adoption of SFAS No. 142 may have on our consolidated results of operation and financial position. As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $13,031,000 and an unamortized permit of approximately $8,092,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill and the permit was approximately $1,397,000, $1,665,000 and $1,399,000 for the years ended December 31, 2001,
2000 and 1999 respectively.

     Also, in July the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. We are currently evaluating the effect that the adoption of SFAS No. 143 may have on our consolidated results of operation and financial position.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of SFAS No. 144 become effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of a fiscal year. Early adoption is encouraged but not required.

  TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     On February 2, 1999 the Stout Partnership made a $5,000,000 unsecured loan to us bearing interest at 10%, with an original maturity date of June 30, 2001. Several members of our board of directors and a member of our management are affiliated with the Stout Partnership. The proceeds were used in the purchase of one of our plastic lumber subsidiaries. The Stout Partnership borrowed the $5,000,000 from PNC Bank and the individual partners have personally guaranteed the loan. We paid $529,055 and $321,644 in interest on this loan in 2000 and 1999 respectively.

     On December 1, 2000 the Stout Partnership exchanged the $5,000,000 unsecured loan into a subordinated convertible debenture of an equal dollar amount which currently matures on July 1, 2002, with interest payable monthly in arrears at 11.5% per annum. We paid $573,204 of interest on this loan in 2001. The debenture is convertible into common stock at the lower of $2.00 per share or the lowest closing price of our common stock during the four trading days prior to but not including the conversion date. The debenture is convertible at any time, in whole or part, at the option of the holder. In consideration of the Stout Partnership exchanging its unsecured loan for a subordinated convertible debenture and providing funding through Series E Preferred Stock, we granted to the Stout Partnership 250,000 warrants at the exercise price of $1.50 per share. In consideration for extending the maturity date of the debenture from December 1, 2001 to July 1, 2002, and because some of our assets were not disposed of as of June 1, 2001, on June 1, 2001 we granted an additional 250,000 warrants to purchase our common stock to the Stout Partnership at an exercise price of $1.50 per share. In addition, during 2000 and 2001 Stout Partnership provided us with additional funding of $3,000,000 through the Series E Preferred stock private placement. All of the Series E Preferred Stock was to have converted on March 1, 2002. On March 4, 2002 our Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002.

     On March 1, 2002 all of our outstanding Series D Preferred Stock was automatically converted into an equal amount of our common stock in accordance with the Series D Certificate of Designation. The dividends in arrears pertaining to the Series D Preferred Stock was converted into a note payable to each holder of the Series D Preferred Stock in pro rata amounts based on the amount of shares held by each party. In connection with this conversion, A.C. Schultes, Inc., a corporation controlled by August C. Schultes, III, a director of the Company, received a note payable in the amount of $110,864. Also in connection with the conversion, a note payable in the amount of $32,979 was issued to Consultants and Planners, Inc. Gary Ziegler, a director of the Company, is affiliated with Consultants and Planners, Inc.

     In December 2001, Barbella Environmental Technologies, one of our environmental recycling subsidiaries, ("BET") received notice regarding its award of a contract with the City of New York to perform environmental services at the Brooklyn Landfill on Pennsylvania Avenue in the Borough of Brooklyn (the "Brooklyn Contract"), subject to the satisfaction of certain conditions. These conditions included the issuance of a performance bond on behalf of BET in the amount of $57.5 million at the time of the execution of the Brooklyn Contract. Due to the deterioration in our financial condition during the past year, the insurance company underwriting the performance bond requested a $4.0 million letter of credit and personal guarantors with liquid net worth of approximately $15.0 million in order to issue the performance bond. Neither BET nor us was able to deliver the required letter of credit or to obtain any third parties interested in providing collateral and/or guarantees on our behalf without taking a major portion of the profits from the Brooklyn Contract. During the course of the negotiations with the prospective purchaser of Clean Earth, the purchaser indicated that the receipt of the Brooklyn Contract was critical to the purchaser's decision to proceed with the Clean Earth sale transaction. In order to permit BET to obtain the Brooklyn Contract and to avoid the termination of negotiations related to the Clean Earth sale transaction, Mark S. Alsentzer, the Company's director, Chairman, and Chief Executive Officer, and Mr. Schultes established a group of personal indemnitors, including family members and affiliates of the two directors as well as third parties, who were willing to provide the letter of credit and guarantee for the issuance of the performance bond in exchange for a fee of $862,500. In the event that we are successful in completing the proposed transaction to sell Clean Earth, the purchaser will pay a portion of this fee.

     We have a professional services contract with Rosetto & Associates LLC, a private law firm, that performs legal work for us as well as for unrelated third parties. Mr. Rosetto, our Executive Vice President, General Counsel and Secretary, is the sole principal of Rosetto & Associates. Rosetto & Associates billed us $523,305, $465,145 and $355,377 for legal services for the years ended December 31, 2001, 2000 and 1999, respectively, which includes payments to outside attorneys and consultants for the benefit of the Company. We billed $160,800, $160,800 and $206,514 to Rosetto & Associates for use of office space, office equipment and other shared services during the years ended December 31, 2001, 2000 and 1999, respectively. In addition, Rosetto & Associates has paid out of pocket expenses on behalf of us for outside attorneys' and consulting fees of approximately $250,000, $200,000 and $130,000 for the years ended December 31, 2001, 2000 and 1999 respectively. Strategic Alliance Group, LLC, which provides redevelopment services for landfills and other industrial properties, may consider engaging the services of the Company in connection with its operations, including, but not limited to, retaining Clean Earth as a subcontractor in connection with a landfill contract between Strategic Alliance Group, LLP and the City of Linden, New Jersey. Some of the Company's officers and employees, including Mark Alsentzer and Bruce Rosetto, own a minority interest in Strategic Alliance Group, LLC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 on Form 10-K. Note that our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

  REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     We recognize a significant portion of the revenue and profit at our environmental recycling division as work progresses on long-term contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses to completion, and a liability is recorded for estimated losses, if any, on uncompleted contracts. Revenues from our plastic lumber division are recognized at the date the products are shipped and risk of ownership transfers to the customer. Title passes to the customer upon shipment of the goods. We generally do not accept returns or issue credits for damaged or defective merchandise if not notified by the customer within five days from the date of delivery. In the event we accept a claim from a customer, we have sole discretion with regard to replacing the goods, repairing the product or issuing a credit to the customer. We provide for the estimated cost of product warranties at the time revenue is recognized and have established an accrued liability that we believe is sufficient to handle product warranty and liability issues based upon our historical experience to date. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable balance as of December 31, 2001 was approximately $37.3 million, net of allowance for doubtful accounts of approximately $5.2 million.

  INVENTORY

     We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We write down our finished goods inventory for estimated obsolescence equal to the difference between the cost of that inventory and either its market value or its value as a raw material to be reused in our manufacturing process.

  PROPERTY, PLANT AND EQUIPMENT

     We record our property, plant and equipment at cost and depreciate over the estimated useful life of the asset on a straight-line basis. We periodically test our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The conditions that would trigger an impairment assessment of our property, plant and equipment would include, but not be limited to, a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on the projected net cash flows discounted at a rate commensurate with the risk of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We recorded impairment charges on property, plant and equipment of approximately $8.7 million, $2.3 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  ACQUIRED INTANGIBLES

     Acquired intangibles consist of goodwill and permits. We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized acquired intangibles. The conditions that would trigger an impairment assessment of unamortized acquired intangibles include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We assess the recoverability of acquired intangibles by determining whether the amortization of the balance over their remaining lives can be recovered through undiscounted future cash flows using a discount rate commensurate with the risk of the acquired intangibles. For the year ended December 31, 2001, we recorded a charge of approximately $14.6 million in connection with impairment of acquired intangibles.

  ACCOUNTING FOR INCOME TAXES

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $18.8 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and merger accrual and other accrued expenses, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2001 was $0, net of the valuation allowance.

BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. See Note 4 to the consolidated financial statements for summaries of the business combinations completed in 2000 and 1999. Several of the 1999 acquisitions were accounted for as a pooling of interests. Accordingly, all amounts in the financial statements and related notes include the accounts of the pooled companies as if the mergers took place on January 1, 1998. Charges for merger related expenses in connection with these pooling of interests totaling $1,035,000 in the environmental division and $810,000 in the plastic lumber division were recorded in 1999.

RESTRUCTURING, AND ASSET IMPAIRMENT CHARGES

  2001 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     In September of 2001 we announced the closing of three of our manufacturing facilities and the leasing of two of our resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. With the exception of activities associated with exiting the facilities, the Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants were transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. We are currently attempting to obtain a buyout or sublease of the closed facilities. In addition, we have discontinued raw material processing at our Auburn, Massachusetts and Chino, California resin plants have sub-leased these operations to other raw material processors. We will continue raw material processing for our own use at the Chicago and Ocala plants. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. We expect to save approximately $4 million annually, primarily in fixed manufacturing costs as a result of reducing the number of facilities we operate in. The plan of restructure was adopted by management and the board of directors and communicated to employees in late September of 2001. During the fourth quarter of 2001, we recorded an acquired intangibles impairment charge related to the environmental division of $13.5 million. The following is a summary of the restructuring and asset impairment charge recorded in the third and fourth quarter of 2001:

Write-down for equipment impairment.........................   $ 8,694,000
Write-down for acquired intangibles impairment..............    14,616,000
Lease termination, severance and other exit costs...........     1,656,000
                                                               -----------
          Total restructuring and asset impairment
            charges.........................................   $24,966,000
                                                               ===========

     During 2001 we paid approximately $761,000 in employee termination, lease termination and other exit costs in connection with the restructuring and approximately $895,000 remains in the accrual as of December 31, 2001, primarily for lease termination expenses.

  2000 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     In the fourth quarter of 2000, we committed to a plan of restructure with respect to some of the smaller plants in our plastic lumber division. In connection with the plan of restructure, the Reidsville, North Carolina plant was closed in October of 2000, the Green Bay, Wisconsin and Vernon, California plants were closed in January 2001 and the Sweetser, Indiana facility was closed during the third quarter of 2001. As a result, we recorded the following charges in the fourth quarter of 2000:

Write-down for equipment impairment.........................   $2,319,000
Lease termination and other exit costs in connection with
  the restructuring.........................................    1,098,000
                                                               ----------
          Total restructuring charges in 2000...............    3,417,000
                                                               ==========

     As of December 31, 2000, we had accrued $1,098,000 in connection with lease termination costs. During 2001 we paid approximately $564,000 in lease termination payments and charged this amount against the accrual. In addition, we reversed approximately $154,000 of the accrual for other exit costs related to the 2000 restructuring due to a change in estimate. As of December 31, 2001, we had approximately $380,000 remaining in our 2000 restructuring accrual for lease termination payments. During 2000 and early 2001, we eliminated approximately 300 employees as part of the 2000 restructuring plan. The severance component of the restructuring plan was communicated to the employees in early January 2001. As a result, we recorded a charge of $182,000 in the first quarter of 2001 in connection with severance. The entire $182,000 cost of these severance benefits was paid in 2001 and no balance remains in this accrual.

  1999 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     During the first quarter of 1999, we committed to a plan to restructure and consolidated our two operating divisions and facilities. As part of this plan, the plastic lumber division discontinued the labor intensive flow mold process and converted entirely to the more efficient continuous extrusion method of manufacturing plastic lumber. As a result, we closed our facility in Mulliken, Michigan and one of our facilities in Trenton, Tennessee and recorded the following charges during the first quarter of 1999:

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

     During 1999, we terminated 53 employees and paid $697,000 in severance costs. In addition, we charged $973,000 to the exit cost accrual primarily for lease termination and idle plant costs. As of December 31, 1999, we had approximately $378,000 remaining in severance reserves and approximately $357,000 remaining in exit cost reserves, which are primarily for lease termination costs.

     During 2000, we determined that we had $232,000 of excess accrual from the restructuring charges recorded during the first quarter of 1999. The residual excess reserve was reversed in 2000. As of December 31, 2001, no amount remains in exit cost accruals pertaining to the 1999 restructuring.

     The following table sets forth sales, with percentages of total sales, and costs of goods sold, selling, general and administrative expenses and operating income, along with percentages of the applicable segment revenue, for each of the Company's two business segments. The table also shows operating income for each segment exclusive of the aforementioned merger, restructuring and asset impairment charges of $24,994,000, 3,185,000 and $7,590,000 for 2001, 2000 and
1999 respectively.

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                         2001       %        2000       %        1999       %
                                       --------   -----    --------   -----    --------   -----
                                                        (DOLLARS IN THOUSANDS)
Sales, net:
  Plastic Lumber.....................  $ 57,830    33.2    $ 73,214    42.1    $ 53,046    38.3
  Environmental Recycling............   116,220    66.8     100,530    57.9      85,499    61.7
     Total revenue...................   174,050   100.0     173,744   100.0     138,545   100.0
Cost of goods sold:
  Plastic Lumber.....................    52,696    91.1      66,489    90.8      36,301    68.4
  Environmental Recycling............    98,650    84.9      82,427    82.0      63,876    74.7
Selling, General and Administrative:
  Plastic Lumber.....................    13,546    23.4      15,087    20.6       9,096    17.1
  Environmental Recycling............    13,211    11.4       9,257     9.2       9,506    11.1
  Corporate..........................     5,563     3.2       3,166     1.8       1,938     1.4
Restructuring and asset impairment
  Plastic Lumber.....................    11,494    19.9       3,185     4.4       4,365     8.2
  Environmental Recycling............    13,500    11.6          --      --       1,380     1.6
Merger expenses
  Plastic Lumber.....................        --      --          --      --         810     1.5
  Environmental Recycling............        --      --          --      --       1,035     1.2
Operating (Loss) income by segment:
  Plastic Lumber.....................   (19,906)  (34.4)    (11,547)  (15.8)      2,474     4.7
  Environmental Recycling............    (9,141)   (7.9)      8,846     8.8       9,702    11.3
  Corporate..........................    (5,563)   (3.2)     (3,166)   (1.8)     (1,938)   (1.4)
                                       --------            --------            --------
     Corporate.......................   (34,610)  (19.9)     (5,867)   (3.4)     10,238     7.4
Operating (Loss) income by segment
  excluding restructuring, asset
  impairment and merger expenses:
  Plastic Lumber.....................    (8,412)  (14.5)     (8,362)  (11.4)      7,649    14.4
  Environmental Recycling............     4,359     3.8       8,846     8.8      12,117    14.2
  Corporate..........................    (5,563)   (3.2)     (3,166)   (1.8)     (1,938)   (1.4)
                                       --------            --------            --------
     Consolidated....................    (9,616)   (5.5)     (2,682)   (1.5)     17,828    12.9

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Consolidated Revenues and Operating (Loss) Income

     Revenues in 2001 were $174,050,000, compared $173,744,000 in 2000, as the
$15,690,000 revenue increase in environmental recycling revenues was almost entirely offset by a similar revenue decline at the plastic lumber division. The operating loss in 2001, excluding restructuring and asset impairment charges, was $9,616,000 compared to in an operating loss of $2,682,000 for 2000. The increase in operating loss was due primarily to a write down of a receivable from a large governmental agency of approximately $3.2 million, declining gross profit margins at both divisions and increased selling, general and administrative expenses.

     In 1999 and 2000 our environmental recycling division was involved in a project with the Pennsylvania Department of Environmental Protection ("PaDEP") in which work was performed beyond the original scope of the project. The additional work was required in order to meet the objectives of the project, which were mutually agreed upon by the PaDEP and us, and to avoid further consequential damages. The reasons for the increased work, and the costs associated with this work, included a change in federal regulations after the contract was signed which altered the treatment criteria for certain materials, an increase in the amount of soil required to be treated of 123% above the amount indicated necessary by PaDEP, a change in off-site disposal requirements after the contract was awarded, a change in permitted methods of treating waste material after the contract was awarded, an increase above what was estimated in the contract in waste material required to be excavated and unforeseen weather conditions resulting in significant expenses to treat and dispose of rain water runoff from adjoining property. When the project was completed, we put in a claim to PaDEP for approximately $6.7 million as compensation for this additional work, an amount which was disputed by PaDEP. We retained outside counsel and two independent consulting firms with experience in these matters to represent us, and at December 31, 2000 we had a receivable balance of approximately $4.2 million in connection with this claim. This amount was based on management's expectation of recovery of the extra costs, as well as the advice of our outside counsel as to what we were likely to recover upon completion of the dispute resolution process. On July 19, 2001 PaDEP offered to pay us approximately $284,000 in full and complete settlement of this claim. We rejected this offer and demanded a pre-settlement hearing on this matter, which took place on November 19, 2001. On January 4, 2002 PaDEP rendered a pre-settlement hearing decision and recommended a payment to us of approximately $1 million. Because we strongly believe in the merits of our claim and our ability to support it with the appropriate facts, documentation and expert opinions, we also rejected this offer and proceeded with the next step in the dispute resolution process, which is a formal hearing with the Board of Claims for Pennsylvania. As previously discussed, on December 29, 2001 we entered into an agreement to sell Clean Earth. Under the terms of the agreement we retained all of the rights to this claim for payment. While we believe the expertise of the necessary personnel from Clean Earth will be available to us in any future litigation with respect to this matter, there can be no assurances we will have access to this important resource. While we have every intention of pursuing this claim for the full amount, we established an allowance for this receivable for the difference in the amount offered us in the January 4, 2002 decision and the carrying amount, resulting in a $3,180,000 charge to bad debt expense at December 31, 2001.

  Net Sales By Segment

     Sales of plastic lumber products decreased by 21% in 2001 to $57,830,000 compared to $73,214,000 in 2000. The decrease was primarily due to our discontinuance of selling resin to third party customers. Excluding resin sales, sales decreased by $1,796,000, or 3.3% in 2001, as lower sales of slipsheet, fabricated and structural lumber sales were partially offset by increased sales for our Carefree 100% plastic decking materials and for cornerboard packaging products. Plastic lumber revenues were negatively impacted by certain operational inefficiencies where we were not able to fill some orders for decking products during the height of the building season, and we have taken corrective action to address these issues.

     Environmental recycling division revenues increased by 16% in 2001 to $116,220,000 compared to $100,530,000 in 2000. These increased revenues were related to an increase in major projects in the dredging and construction services operations as compared to 2000, as well as a new ash recycling contract awarded to us in early 2001.

  Gross Profit

     Consolidated gross profit in 2001 decreased by $2,124,000, or 9%, compared with 2000. The plastic lumber division's gross profit decreased by $1,591,000, or 24% compared to 2000, mainly due to lower sales. The plastic lumber division's gross margin as a percentage of sales also declined, from 9.2% in 2000 to 8.9% in 2001. The division's performance was negatively impacted by an underabsorption of manufacturing overhead resulting from operating as many as nine different manufacturing and recycling facilities while experiencing sales declines in several product lines. We concluded from these events that in order to provide the appropriate level of customer service and achieve the operating margins that are necessary to compete in the businesses in which we operate, we needed to restructure our manufacturing "footprint" by reducing the number of facilities we operate in without reducing our overall manufacturing capacity. We believe we have accomplished this with the final phase of our restructuring plan which began in the fourth quarter of 2000 (see -"Restructuring, Equipment and Inventory Impairment Charges").

     Gross profit at the environmental recycling division decreased by $533,000 in 2001, or 3%, as compared to 2000. The decrease was due to an increase in lower margin project work, and, to a lesser extent, anticipated losses on a particular contract which was recorded in the fourth quarter of 2001. As a percentage of net sales, gross margin for the environmental recycling division decreased from 18% in 2000 to 15.1% in 2001.

  Selling, General and Administrative Expenses ("SG&A")

     Selling, general and administrative expenses ("SG&A") increased by $4,810,000 in 2001 to $32,320,000 compared to $27,510,000 in 2000. SG&A expenses at the environmental recycling division increased by $3,954,000 in 2001, primarily due to the $3.2 million charge to bad debt expense previously discussed. The plastic lumber division decreased its SG&A expenses by $1,541,000 as significant reductions in marketing, selling and administrative overhead were partially offset by an accrual of $1,844,000 in connection with the Southern Wood litigation award (see "Legal Matters"). Corporate SG&A expenses increased by $2,397,000, mainly due to expenses related to the common stock purchase agreement with Fusion Capital ($555,000), increased legal expenses due to Southern Wood litigation and, to a lesser extent, employee litigation ($495,000), legal and other expenses associated with the proposed sale of Clean Earth ($312,000), an increase in workers' compensation liabilities ($662,000) and increased legal, printing and audit fees ($150,000) in connection with our filing a registration statement and the subsequent review by the SEC. As a percentage of net sales, SG&A increased to 18.6% in 2001 from 15.8% in 2000.

  Interest Expense

     Interest expense increased by $5,803,000 in 2001 to $12,840,000 as compared to $7,037,000 in 2000. The change was due primarily to an increase in amortization of deferred financing costs ($1,606,000), increased amortization of discounts on convertible subordinated debentures ($588,000), termination of our interest rate swap derivative agreements ($1,080,000) and penalties associated with our failure to file a registration statement in connection with the issuance of a convertible subordinated debenture and a common stock private placement ($410,000) in 2001. The $4,000,000 convertible subordinated debenture issued on June 15, 2001 paid interest at 18% through August 15, 2001 and 25% thereafter. The remainder of the increase was mainly due to amendments in our Senior Credit Facility in 2001 whereby we were prohibited from borrowing based on the more favorable LIBOR rates that were available to us in 2000, and which increased the spread over the prime rate by an additional 150 basis points.

  Income Tax Expense (Benefit)

     We recorded a provision for income taxes in 2001 of $712,000, as compared to an income tax benefit of $1,188,000 in 2000. During 2001 we determined that it was more likely than not that we would fail to generate sufficient pre-tax income to use any net deferred tax assets. As such, we wrote off the net deferred tax asset of

$672,000 that existed at December 31, 2000 and increased our valuation allowance so that no net tax benefit was recorded in 2001.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Consolidated Revenues and Operating (Loss) Income

     Revenues in 2000 were $173,744,000, an increase of $35,200,000, or 25.4%, over 1999. Approximately $ 9,439,000 of the increased revenues is attributable to Plastic Lumber operations acquired in 2000. As a result of deterioration in gross profit margins at the plastic lumber division and a shift in revenue mix to lower margin services at the Environmental Division, operating income versus 1999 was reduced by $20,510,000, resulting in an operating loss, excluding restructuring and asset impairment charges, of $(2,682,000) for 2000.

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

  Gross Profit

     Consolidated gross profit decreased by $13,540,000, or 35%, compared with 1999, excluding inventory impairment charges. The plastic lumber division's gross profit decreased $10,020,000, or 60% compared to 1999, excluding inventory impairment charges. Approximately $1 million of this decrease was the result of returns of SmartDeck product that were accepted from a large customer during the third quarter of 2000, due primarily to issues with color variation. Gross profit was also impacted by approximately $1 million of additional expenses related to the associated handling and regrind costs and the write down of inventory for the returned product. In late 1999 and 2000, the Company invested in a major capacity expansion program to accommodate anticipated sales of SmartDeck for 2000. While SmartDeck sales and production were largely curtailed in the second half of 2000 due to the aforementioned returns and related quality issues, the Company continued to incur significant fixed manufacturing overhead expenses as a result of the capacity expansion, causing further deterioration of the Company's gross margins throughout the second half of 2000. The returns accepted from this single large customer were outside the Company's normal return policy. The Company accepted these returns in order to maintain a long-term relationship with this customer. Other than occasional returns customary in the normal course of business, no SmartDeck returns were received from other customers. Net sales of SmartDeck in 2000 were approximately 8% of the plastic lumber division's 2000 revenues. Net sales to this single customer were approximately 7% of the plastic lumber division's 2000 revenues. The Company has since implemented an extensive engineering and manufacturing program to ensure that all products entering the distribution system meet rigorous quality control standards. Gross profit was also negatively impacted by significantly higher material and direct labor costs. While plans have been put into place to reduce these costs in the fourth quarter and in 2001, further increases in the price of oil, which directly impacts our raw material costs, could adversely affect gross margin. Gross margin as a percent of revenues in the Plastic Lumber division decreased in 2000, from 31.6% in 1999 to 9.2%, excluding inventory impairment charges, primarily due to higher material and labor costs, product returns and associated handling and regrind costs and the write down of inventory that did not meet the newly implemented quality control standards.

     Gross profit at the environmental recycling division decreased by $3,340,000, or 18%, compared to 1999. The decrease was due to a shift in revenue mix to lower margin replacement revenues for construction services and higher natural gas prices at two of our five soil recycling plants. Gross margin at the environmental recycling division decreased to 18.0% in 2000 from 25.3% in 1999. Reduced soil coming to the Clean Earth New Castle, Clean Rock and CEP facilities, the shut down of the CEP facility and lower margin replacement revenues for construction services all contributed to this decline.

  Selling, General and Administrative Expenses ("SG&A")

     Selling, general and administrative expenses ("SG&A") increased by $6,970,000 in 2000 to $27,510,000 compared to $20,540,000 in 1999. The increase was primarily due to increases in marketing and promotion and administrative costs at the plastic lumber division, and increased bad debt expense of $1,144,000. Approximately $800,000 of the increase in bad debt expense was due to the bankruptcy filings of three customers and the remainder was due to the growth in revenues. The three customers that declared bankruptcy in 2000 were extended credit based on the Company's normal credit review policies. The Company believed at the time the product was shipped that these customers had the ability to pay for the products and services received in accordance with the Company's normal sales terms and conditions. As a percentage of net sales, SG&A increased to 15.8% in 2000 from 14.8% in 1999. Cost reduction programs implemented at the plastic lumber division during the third and fourth quarters of 2000 are expected to reverse this trend in 2001.

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

  Income Tax Expense (Benefit)

     We recorded an income tax benefit of $1,188,000 in 2000, compared to income tax expense of $1,731,000 in 1999 as we had a pre-tax loss, before extraordinary item, of $12,635,000 in 2000 compared to pre-tax income of $4,880,000 in 1999. The tax benefit in 2000 includes the recording of a valuation allowance of $4,269,000, as we determined that it was more likely than not that we would fail to generate sufficient pre-tax income in future years to utilize all of our deferred tax assets.

  Extraordinary Item

     In June of 2000 we entered into a new Senior Credit Facility and terminated our previously existing line of credit. In connection with this termination, we incurred an extraordinary loss of $1,028,000, net of taxes, primarily as a result of prepayment penalties and the write off of deferred loan costs pertaining to the terminated credit facility.

  Seasonality

     We experience a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact our performance. Additionally, sales of some plastic lumber products slow significantly in the winter months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our major market risk exposure is to changing interest rates. We currently do not engage in any hedging activities to manage this risk. At December 31, 2001, we had outstanding indebtedness of $71,583,000, of which $55,295,000 was debt with variable interest rates. A 100 basis point increase in interest rates would reduce our annual earnings and cash flow by approximately $553,000 based on our outstanding debt at December 31, 2001. We also have market risk exposure with respect to petroleum prices. Petroleum prices impact the cost of raw materials at our plastic lumber division.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements are attached hereto and made a part hereof:

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   66
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   67
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................   68
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............   69
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................   70
Notes to Consolidated Financial Statements..................   71

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
U.S. Plastic Lumber Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and a working capital deficit of approximately $61.0 million and $60.5 million, respectively, and has not made its scheduled principal and interest payments on its Senior Credit Facility. The Company's failure to make its principal and interest payments constitute an event of default that permits the lenders under the Senior Credit Facility to accelerate their maturity. The Company currently does not have the financial resources to repay its debt obligations as they become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          By:         /s/ KPMG LLP
                                            ------------------------------------
                                                          KPMG LLP

Miami, Florida
March 29, 2002

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    911,531   $  2,211,082
  Accounts receivable (net).................................    37,316,243     43,763,378
  Inventories...............................................     5,665,948      9,723,390
  Prepaid expenses and other assets.........................     2,351,467      2,542,126
                                                              ------------   ------------
     Total current assets...................................    46,245,189     58,239,976
Property, plant and equipment (net).........................    86,916,060    100,544,939
Assets held for sale........................................     1,070,966             --
Acquired intangibles (net)..................................    21,123,033     37,033,919
Other assets................................................     6,313,907      4,592,125
                                                              ------------   ------------
          Total assets......................................  $161,669,155   $200,410,959
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 30,657,783   $ 27,958,413
  Notes and capital leases payable, current portion.........    51,778,636     11,535,698
  Accrued expenses..........................................     9,182,350      4,390,344
  Restructuring accrual.....................................     1,274,654      1,149,431
Convertible subordinated debentures, net of unamortized
  discount..................................................     3,579,144             --
Convertible subordinated debentures -- affiliates, net of
  unamortized discount......................................     5,000,000             --
  Other liabilities.........................................     5,297,635      2,240,721
                                                              ------------   ------------
          Total current liabilities.........................   106,770,202     47,274,607
Notes and capital leases payable, net of current portion....     5,641,349     54,613,509
Other liabilities...........................................       324,485        571,382
Minority interest...........................................       165,010        196,383
Convertible subordinated debentures, net of unamortized
  discount..................................................     5,583,579      7,255,213
Convertible subordinated debentures -- affiliates, net of
  unamortized discount......................................            --      4,757,657
                                                              ------------   ------------
          Total liabilities.................................   118,484,625    114,668,751
                                                              ------------   ------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001; authorized
     5,000,000 shares; Series D 15%, issued and outstanding
     1,187,285 in 2001 and 2000.............................         1,187          1,187
  Series E 10%, issued and outstanding 1,714,285 and
     1,142,857 respectively.................................         1,714          1,143
  Common stock par value $.0001, authorized 100,000,000
     shares; issued and outstanding 39,611,392 and
     34,836,594 shares, respectively........................         3,961          3,484
  Additional paid-in capital................................   104,176,557     97,195,416
  Accumulated deficit.......................................   (60,998,889)   (11,459,022)
                                                              ------------   ------------
          Total stockholders' equity........................    43,184,530     85,742,208
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $161,669,155   $200,410,959
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Sales, net.........................................  $174,050,099   $173,744,343   $138,544,512
Cost of goods sold.................................   151,345,476    148,916,681    100,176,431
Inventory impairment...............................            --             --      2,025,000
                                                     ------------   ------------   ------------
  Gross profit.....................................    22,704,623     24,827,662     36,343,081
Selling, general and administrative expenses.......    32,320,985     27,509,565     20,539,660
Merger costs.......................................            --             --      1,845,000
Restructuring and asset impairment charges.........    24,993,522      3,184,926      3,720,000
                                                     ------------   ------------   ------------
  Operating (loss) income..........................   (34,609,884)    (5,866,829)    10,238,421
Interest and other (expense) income................       (31,717)       215,083        106,275
Interest expense...................................    12,840,349      7,037,457      5,464,880
Minority interest..................................        31,373         53,782             --
                                                     ------------   ------------   ------------
  (Loss) earnings before extraordinary item and
     income taxes..................................   (47,450,577)   (12,635,421)     4,879,816
Provision for (benefit from) income taxes..........       712,358     (1,188,075)     1,731,000
                                                     ------------   ------------   ------------
  (Loss) earnings before extraordinary item........   (48,162,935)   (11,447,346)     3,148,816
  Extraordinary loss on extinguishment of debt, net
     of taxes of $655,729..........................            --     (1,027,785)            --
                                                     ------------   ------------   ------------
  Net (loss) earnings..............................   (48,162,935)   (12,475,131)     3,148,816
Preferred stock dividend earned....................    (1,376,932)      (819,759)      (316,782)
                                                     ------------   ------------   ------------
  Net (loss) earnings attributable to common
     stockholders..................................  $(49,539,867)  $(13,294,890)  $  2,832,034
                                                     ============   ============   ============
Net (loss) earnings per common share -- Basic:
  (Loss) earnings before extraordinary item........  $      (1.34)  $      (0.36)  $       0.10
  Loss on extinguishment of debt...................  $         --   $      (0.03)  $         --
                                                     ------------   ------------   ------------
  Net (loss) earnings per common share.............  $      (1.34)  $      (0.39)  $       0.10
                                                     ============   ============   ============
Net (loss) earnings per common share -- Diluted:
  (Loss) earnings before extraordinary item........  $      (1.34)  $      (0.36)  $       0.09
  Loss on extinguishment of debt...................  $         --   $      (0.03)  $         --
                                                     ------------   ------------   ------------
  Net (loss) earnings per common share.............  $      (1.34)  $      (0.39)  $       0.09
                                                     ============   ============   ============
Weighted average common shares outstanding:
  Basic............................................    36,973,930     34,297,292     28,171,655
                                                     ============   ============   ============
  Diluted..........................................    36,973,930     34,297,292     30,199,499
                                                     ============   ============   ============

          See accompanying notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                            CONVERTIBLE
                                          PREFERRED STOCK        COMMON STOCK                           RETAINED
                                         ------------------   -------------------     ADDITIONAL       (DEFICIT)
                                          SHARES     AMOUNT     SHARES     AMOUNT   PAID-IN-CAPITAL     EARNINGS        TOTAL
                                         ---------   ------   ----------   ------   ---------------   ------------   ------------
Balance at December 31, 1998...........    382,709   $ 383    20,091,292   $2,009    $ 25,126,549     $   (540,769)  $ 24,588,172
Business acquisitions and earnout
  agreements...........................         --      --     4,074,711     407       19,380,593               --     19,381,000
Settlement of Historical Shareholders'
  earnout agreement....................         --      --            --      --        5,166,005               --      5,166,005
Value of warrants issued on
  acquisitions.........................         --      --            --      --        1,219,892               --      1,219,892
Exercise of options and warrants.......         --      --       761,226      76        3,009,100               --      3,009,176
Costs of issuing common and preferred
  shares...............................         --      --            --      --       (1,978,509)              --     (1,978,509)
Private placement of common shares.....         --      --     4,090,171     409       26,573,681               --     26,574,090
Stock issued in conjunction with
  private placements...................         --      --        35,000       4          288,747               --        288,751
Stock & options issued in conjunction
  with debt agreement and subordinated
  debentures...........................         --      --        10,000       1          516,733               --        516,734
Debenture proceeds allocated to 10%
  conversion discount..................         --      --            --      --          277,777               --        277,777
Other issuances........................         --      --       161,040      16        1,078,605               --      1,078,621
Distributions to sub S shareholders
  prior to pooling.....................         --      --            --      --               --         (260,127)      (260,127)
Conversion of Preferred to Common......   (407,742)   (408)    2,854,192     286              122               --             --
Preferred stock dividends..............     25,033      25            --      --          512,027         (512,052)            --
Net earnings...........................         --      --            --      --               --        3,148,816      3,148,816
                                         ---------   ------   ----------   ------    ------------     ------------   ------------
Balance at December 31, 1999...........         --      --    32,077,632   3,208       81,171,322        1,835,868     83,010,398
Business acquisitions and earnout
  Agreements...........................         --      --       835,209      84        1,755,332               --      1,755,416
Other issuances........................         --      --        50,334       5          194,709               --        194,714
Exercise of options and warrants.......         --      --       180,334      18          785,057               --        785,075
Costs of issuing common shares.........         --      --            --      --          (40,485)              --        (40,485)
Value of warrants issued with
  Subordinated debentures..............         --      --            --      --          840,077               --        840,077
Private placement of preferred
  shares...............................  2,330,142   2,330            --      --        6,153,171               --      6,155,501
Costs associated with issuance of
  preferred shares.....................         --      --            --      --         (107,282)              --       (107,282)
Amortization of beneficial conversion
  feature -- Series D preferred........         --      --            --      --          617,465         (617,465)            --
Preferred dividends....................         --      --            --      --               --         (202,294)      (202,294)
Beneficial conversion
  features -- subordinated
  debentures...........................         --      --            --      --          270,946               --        270,946
Conversion of debentures and accrued
  Interest.............................         --      --     1,693,085     169        6,544,942               --      6,545,111
Costs associated with debentures
  Converted............................         --      --            --      --         (989,838)              --       (989,838)
Net loss...............................         --      --            --      --               --      (12,475,131)   (12,475,131)
                                         ---------   ------   ----------   ------    ------------     ------------   ------------
Balance at December 31, 2000...........  2,330,142   2,330    34,836,594   3,484       97,195,416      (11,459,022)    85,742,208
Settlement of Historical Shareholders'
  earnout agreement....................         --      --         8,075       1            8,835               --          8,836
Exercise of options....................         --      --        21,200       2            7,978               --          7,980
Stock issued in conjunction with Stock
  purchase agreement...................         --      --       200,000      20          286,740               --        286,760
Private placement of preferred
  shares...............................    571,428     571            --      --          998,881               --        999,452
Private placement of common shares.....         --      --     2,286,381     229        1,751,771               --      1,752,000
Beneficial conversion
  features -- subordinated
  debentures...........................         --      --            --      --        1,277,439               --      1,277,439
Value of warrants issued with
  subordinated debentures..............         --      --            --      --          365,506               --        365,506
Conversion of debentures and accrued
  Interest, net of costs...............         --      --     2,134,742     213        2,082,049               --      2,082,262
Other issuances of common stock........         --      --       124,400      12           61,895               --         61,907
Value of other options and warrants
  issued...............................         --      --            --      --          140,047               --        140,047
Preferred dividends....................         --      --            --      --               --       (1,376,932)    (1,376,932)
Net loss...............................         --      --            --      --               --      (48,162,935)   (48,162,935)
                                         ---------   ------   ----------   ------    ------------     ------------   ------------
Balance at December 31, 2001...........  2,901,570   $2,901   39,611,392   $3,961    $104,176,557     $(60,998,889)  $ 43,184,530
                                         =========   ======   ==========   ======    ============     ============   ============

          See accompanying notes to consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings.......................................  $(48,162,935)  $(12,475,131)  $  3,148,816
                                                              ------------   ------------   ------------
  Adjustments to reconcile net (loss) earnings to net cash
    provided by (used in) operating activities:
    Depreciation............................................     6,610,154      4,955,080      3,880,752
    Amortization............................................     2,016,055      1,908,719      2,491,769
    Deferred income tax provision (benefit).................       672,285     (2,062,184)     1,148,159
    Amortization of deferred financing costs................     1,947,660        342,743      1,442,646
    Loss (gain) on sale of property, plant & equipment......       309,177        (17,430)            --
    Loss on early extinguishment of debt....................            --      1,683,514             --
    Non cash restructuring charges and asset impairment
      charge................................................    23,310,629      3,184,926      3,972,142
    Beneficial conversion feature of convertible
      subordinated debentures...............................       280,000        270,946             --
    Amortization of discounts on convertible subordinated
      debentures............................................       918,869        330,916             --
    Provision for bad debt expense..........................     4,240,155      1,766,109        621,755
    Interest paid in kind...................................       201,764             --             --
    Non cash merger costs...................................            --             --      1,461,766
  Changes in operating assets and liabilities, net of
    Acquisitions:
    Accounts receivable.....................................     2,206,980    (11,438,866)   (13,649,845)
    Inventories.............................................     4,057,442     (1,991,917)    (3,276,013)
    Prepaid expenses and other current assets...............       601,087        144,707       (769,129)
    Other assets............................................    (4,794,080)    (1,999,388)        60,432
    Accounts payable........................................     2,699,370      7,548,605      6,966,968
    Accrued expenses........................................     3,965,913       (165,194)    (1,449,962)
    Other liabilities.......................................     2,903,867        329,338        (89,645)
                                                              ------------   ------------   ------------
      Net cash provided by (used in) operating activities...     3,984,392     (7,684,507)     5,960,611
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........    (3,388,361)   (24,808,163)   (31,909,978)
  Cash paid for acquisitions, net of cash received..........            --        (62,297)   (15,098,104)
  Proceeds from the sale of property, plant and equipment...       359,136        534,893             --
  Payments on non-compete agreements........................            --             --       (841,591)
                                                              ------------   ------------   ------------
      Net cash used in investing activities.................    (3,029,225)   (24,335,567)   (47,849,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    issuance costs..........................................         7,980        744,590      1,924,381
  Proceeds from the sale of common stock, net of issuance
    costs...................................................     1,735,119             --     25,206,612
  Sale of preferred stock, net of issuance costs............       999,452      6,045,889             --
  Proceeds from sale of convertible debentures, net of
    issuance costs..........................................     4,000,000      7,500,000      2,500,000
  Advances from (repayment to) affiliates, net..............            --     (1,000,000)     6,000,000
  Proceeds from notes payable...............................            --     61,610,619     23,128,118
  Payment of deferred financing costs.......................      (268,044)            --       (632,373)
  Distributions to shareholders of pooled companies.........            --             --       (260,128)
  Payments of notes payable and capital leases..............    (8,729,225)   (42,477,530)   (17,222,478)
                                                              ------------   ------------   ------------
      Net cash (used in) provided by financing activities...    (2,254,718)    32,423,568     40,644,132
                                                              ------------   ------------   ------------
Net change in cash and cash equivalents.....................    (1,299,551)       403,494     (1,244,930)
Cash and cash equivalents, beginning of period..............     2,211,082      1,807,588      3,052,518
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of period....................  $    911,531   $  2,211,082   $  1,807,588
                                                              ============   ============   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest..................................................  $  6,700,951   $  5,994,687   $  3,772,631
  Income taxes..............................................  $     40,073   $    (98,202)  $    704,453
Capitalized interest........................................            --   $  1,379,818   $    236,115
Capitalized leases..........................................            --      1,832,657         77,801
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger.......................         8,075        835,209      4,074,711
  Compensation -- employees and directors...................         4,400         45,934        117,408
  Litigation settlements....................................            --         11,666         30,000
  Conversion of debentures..................................     2,134,742      1,693,085             --
  Financing fees and other..................................       320,000             --        107,082
  Conversion of preferred stock.............................            --             --      2,854,192

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp. and its wholly-owned subsidiaries U.S. Plastic Lumber LTD, Eaglebrook Group, Inc., and Clean Earth, Inc. ("CEI"), as well as CEI's wholly-owned subsidiaries: Clean Earth of Carteret, Inc. ("CEC"), Clean Earth of New Castle, Inc. ("CENC"), Clean Earth of Philadelphia, Inc. ("CEP"), Consolidated Technologies, Inc. ("CTI"), Integrated Technical Services, Inc. ("ITS"), Clean Earth of North Jersey, Inc. ("CENJ"), Barbella Environmental Technologies, Inc., ("BET"), Advanced Remediation and Disposal Technologies Delaware ("ARDT"), Allied Waste Services, Inc., Clean Earth of Maryland, Inc. and Clean Rock Properties, LTD. The accompanying consolidated financial statements also include the accounts of the joint venture between the Company and Interstate Industrial Corp., for which the Company held a 51.1% interest at December 31, 2001, 2000 and 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS

     Where appropriate, certain amounts in 2000 and 1999 have been reclassified to conform to the 2001 presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Useful lives for certain machinery and equipment at CTI are based on the number of units of material to be processed, and depreciation for this equipment is

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES computed based on the number of units processed during the period. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals, improvements and betterments are capitalized. Leasehold improvements are amortized over the shorter of the underlying lease term or the asset's useful life. Applicable interest charges incurred during the construction of new facilities are capitalized and amortized over the asset's estimated useful lives.

     Property, plant and equipment held for sale amounting to $1,070,966 at December 31, 2001 is stated at net realizable value and is not being depreciated.

IMPAIRMENT OF LONG LIVED ASSETS

     It is the Company's policy to review the carrying value of acquired intangibles and property, plant and equipment based on an evaluation of such factors as the occurrence of a significant adverse event or changes in the environment in which the business operates. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See note 11 for asset impairment charges for 2001, 2000 and 1999.

ACQUIRED INTANGIBLES, NET

     Acquired intangibles were amortized on a straight-line basis as follows at December 31, 2001 and 2000:

                                                 USEFUL LIVES      2001          2000
                                                 ------------   -----------   -----------
Goodwill -- acquisitions.......................    20 years     $ 3,723,087   $13,872,583
Goodwill -- acquisitions.......................    25 years              --     5,457,264
Goodwill -- acquisitions.......................    40 years      10,831,355    10,831,355
Permits -- acquired............................    25 years       9,453,813    10,575,891
                                                                -----------   -----------
                                                                 24,008,255    40,737,093
Less accumulated amortization..................                  (2,885,222)   (3,703,174)
                                                                -----------   -----------
Acquired intangibles (net).....................                 $21,123,033   $37,033,919
                                                                ===========   ===========

     The Company assesses the recoverability of acquired intangibles by determining whether the amortization of the balance over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of acquired intangibles impairment, if any, would be measured based on the projected discounted future operating cash flows using a discount rate commensurate with the risk of the acquired intangibles. During 2001, the Company recorded approximately $14.6 million for acquired intangibles impairment (see note 11).

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

OTHER ASSETS

     Other assets are summarized as follows at December 31, 2001 and 2000:

                                                                 2001         2000
                                                              ----------   ----------
Disposal permits and deferred site development costs, net...  $2,222,924   $  946,247
Deferred financing costs, net...............................   1,531,173      864,721
Deferred convertible debenture issuance costs, net..........     228,415       47,434
Non compete agreements, net.................................     441,507      608,654
Restricted cash.............................................     827,500      250,000
Deferred tax asset..........................................          --      672,285
Patents, net................................................     624,256      644,482
Other.......................................................     438,132      558,302
                                                              ----------   ----------
          Total other assets................................  $6,313,907   $4,592,125
                                                              ==========   ==========

     In February of 2001 the Company entered into a five-year contract to recycle ash generated from a municipal incinerator. The Company incurred approximately $1.5 million in site development costs at its facilities to accommodate the work to be performed under this contract, and the costs are being amortized over the life of the contract.

     Prior to 1999, the Company incurred $2,165,397 of costs to permit and develop dredge material disposal sites in strip mines in Pennsylvania. Through 1999, these costs were being amortized over the estimated number of cubic yards of dredge material to be disposed of, which was 550,000 cubic yards. This resulted in amortization expense of $1,003,519 in 1999. Based on the success of the dredge disposal project through 1999, in 2000 the Company increased the estimated number of cubic yards over which the permit is being amortized to approximately 2,000,000 cubic yards, including ash material, to better reflect the expected work to be done under the permit. As a result, amortization in 2001 and 2000 was $205,056 and $68,588 respectively. Had the Company not changed the estimated units available for disposal in 2000, amortization expense related to this permit would have been $393,762 and $456,776 in 2001 and 2000, respectively.

     Non-compete agreements are being amortized over periods ranging from two to six years, resulting in amortization expense of $171,000 in 2001, $137,500 in 2000 and $39,600 in 1999. The $626,099 value assigned to the Trimax patents acquired in 1998 is being amortized over 12 years resulting in $52,873, $52,164, $50,269 of amortization expense in 2001, 2000 and 1999 respectively. The unamortized balance of the Trimax patents at December 31, 2001 was $445,793. During 2001 the Company incurred approximately $41,000 of expenses which were assigned to the value of various other patents held by the Company. The restricted cash of $827,500 pertains to certificates of deposit held as collateral for letters of credit and certain funds which are being held in escrow.

REVENUE RECOGNITION

     Revenues from the Company's plastic lumber division are recognized at the date the products are shipped and risk of ownership transfers to the buyer. Title passes to the customer upon shipment of goods. The Company generally does not accept returns or issue credits for damaged or defective goods if not notified by the customer within five days from the date of delivery. In the event that the Company accepts a claim from a customer, the Company has sole discretion with regard to replacing the goods, repairing the product or issuing a credit to the customer. The Company has a warranty policy for its plastic lumber products which includes a warranty period ranging from seven to fifty years, depending on the type of product, for structural damage. The Company's liability for warranty claims is limited to the replacement of substitute product.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

     The following is a summary of the costs and estimated earnings on uncompleted contracts at December 31:

                                                 2001           2000           1999
                                             ------------   ------------   ------------
Costs incurred on uncompleted contracts....  $ 30,383,561   $ 33,951,824   $ 18,697,161
Estimated profit...........................     3,178,884      4,402,705      4,520,207
                                             ------------   ------------   ------------
Total included in sales....................    33,562,445     38,354,529     23,217,368
Less billings to date......................   (30,353,580)   (34,101,682)   (21,387,899)
                                             ------------   ------------   ------------
Costs and estimated profits in excess of
  billings.................................  $  3,208,865   $  4,252,847   $  1,829,469
                                             ============   ============   ============

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

ADVERTISING COSTS

     Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising costs charged to operations were $1,817,001, $3,550,671 and $391,581 in 2001, 2000 and 1999, respectively.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES cash equivalents with various financial institutions which are primarily located in the Eastern United States. At December 31, 2001, the Company had bank balances of approximately $215,285 in excess of amounts insured by federal deposit insurance. Trade receivables are concentrated primarily in the Northeastern United States. The Company does not normally require collateral from its customers. The Company is not dependent upon a single customer or a few customers for either segment of its business. No single customer accounts for sales equal to or greater than 10% of the Company's consolidated revenues for the years ended December 31, 2001, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash and cash equivalents, receivables, accounts payable, accrued expenses, notes payable and convertible subordinated debentures. The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate their fair value. For certain instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value due to their short maturity.

EARNINGS (LOSS) PER SHARE

     Basic earnings or loss per share is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share is equal to basic loss per share for 2001 and 2000 because the effect of the additional shares which would be issued assuming conversion of the convertible debentures, convertible preferred stock and the outstanding common stock options and warrants are anti-dilutive for the aforementioned years. Common shares which would be issued assuming conversion of the convertible debentures, convertible preferred stock and common stock options and warrants total 16,009,575 and 13,284,796 for 2001 and 2000 respectively.

     The following is a reconciliation of the numerator (net earnings) and the denominator (common shares outstanding) of the basic and diluted per share computations for 1999):

                                                         NET
                                                       EARNINGS      SHARES     AMOUNT
                                                      ----------   ----------   ------
BASIC EPS
Net earnings available to common shareholders.......  $2,832,034   28,171,655   $ .10
EFFECT OF DILUTIVE SECURITIES
Stock options.......................................          --    2,027,844    (.01)
                                                      ----------   ----------   -----
DILUTED EPS.........................................  $2,832,034   30,199,499   $ .09
                                                      ==========   ==========   =====

     Common shares assumable in connection with convertible debentures and convertible preferred stock total 6,832,329 for 1999. These shares were not included in the computation of diluted EPS in 1999 because their effect is anti-dilutive.

COMPREHENSIVE INCOME

     During the years ended December 31, 2001, 2000 and 1999 the Company did not have any changes in its stockholders equity resulting from non-owner sources. Accordingly, comprehensive income was equal to the net income/loss amounts presented in the statements of operations. See note 17 for further information.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement became effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $453,615 in accumulated other comprehensive income to recognize at fair value two interest-rate swap derivatives that are designated as a cash-flow hedging instruments. As of September 30, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive loss was $1,123,891. In December of 2001, the Company received notice from the banks that they were exercising their rights to terminate the interest rate swap agreements due to the Company's failure to comply with the terms of the Senior Credit Facility. In accordance with the termination notice, the banks demanded compensation for their costs of liquidating their corresponding derivative obligations in the amount of $1,080,249. The Company accrued this amount as interest expense in 2001 and reversed the amounts included within other comprehensive loss in connection with the fair value of the interest rate swap derivatives. As a result of the termination of the interest swap agreements in 2001, comprehensive income for the twelve months ended December 31, 2001 was equal to the net income/loss amounts presented in the accompanying consolidated statements of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     The Company adopted the provisions of SFAS No. 141 during 2001 and adopted the provisions SFAS No. 142 on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 requires upon adoption of SFAS No. 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. SFAS No. 142 requires the Company to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     At December 31, 2001, the Company has approximately $13.0 million of unamortized goodwill and an unamortized permit in the amount of approximately $8.1 million, which was acquired in a purchase business combination by our environmental recycling division in 1999, which will be subject to the transition provisions of SFAS No. 141 and 142. The Company recorded amortization expense of $1,397,000, $1,665,000 and $1,399,000 pertaining to this goodwill and permit in 2001, 2000 and 1999 respectively. The Company is currently evaluating the effect that the adoption of SFAS No. 142 may have on its consolidated results of operation and financial position. Although the Company's analysis is not yet complete, management believes that it has identified all of the existing intangibles other than goodwill that have been acquired in prior purchase business combinations in order to make the necessary reclassifications required by the new standard. The Company is currently evaluating the effect that the adoption of SFAS No. 142 may have upon the Company's results of operations and financial condition.

     Also, in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 143 may have on its consolidated results of operation and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002.

2.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2002 and beyond will be dependent on, among other things, its ability to refinance its Senior Credit Facility, its ability to meet its payment obligations under, achieve and maintain compliance with the financial covenants in all of its debt agreements and to provide financing for working capital.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The Company is highly leveraged, and during 2000 and 2001 incurred substantial losses from operations, primarily resulting from the significant expenses incurred in its plastic lumber division. The Company's accumulated deficit and working capital deficit totaled approximately $61.0 million and $60.5 million respectively as of December 31, 2001. The Company's obligations to make payments under, achieve and maintain compliance with the covenants in its Senior Credit Facility and Master Credit Facility are material financial commitments.

     On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the Company's plastic lumber division the Company would not make the $2.5 million term loan payment due September 30, 2001. In addition, the Company was not in compliance with some of the covenants under its Senior Credit Facility as of September 30, 2001. Substantially all of the assets of the Company have been pledged as collateral with respect to the Senior Credit Facility. Effective November 14, 2001, the Company entered into a forbearance agreement with the participating banks whereby the lenders under the Senior Credit Facility agreed to accept interest only payments from the Company and allowed it to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of its assets. Pursuant to the terms of the forbearance agreement, the lenders also agreed not to take any action against the Company with respect to covenant violations as of September 30 and December 31, 2001. The forbearance period terminated on February 28, 2002. As of February 28, 2002 the Company did not make the required principal payments under the forbearance agreement that were originally due September 30, and December 31, 2001 in the amount of $2.5 million each. The Company also did not make the required interest payments of approximately $215,000 and $197,000 due January 31, and February 28, 2002 respectively. In addition, on March 11, 2002 the Company informed the lenders under the Senior Credit Facility that it could not make the $2.5 million principal payment due March 31, 2002. The Company also has an additional $2.5 million principal payment due June 30, 2002 and the outstanding balance of the Senior Credit Facility is due in its entirety on July 1, 2002. At December 31, 2001, amounts outstanding under the Senior Credit Facility totaled approximately $39.9 million, including accrued interest, fees and penalties.

     The Company is negotiating with the senior lenders under the Senior Credit Facility for an extension of the forbearance period in connection with its failure to make its September 30, and December 31, 2001 principal payments on February 28, 2002, its interest payments due January 31, and February 28, 2002 and the $2.5 million principal payment due March 31, 2002. Although the failure to make these principal and interest payments constitute events of default under the Senior Credit Facility and the forbearance agreement, the lenders that are party to the Senior Credit Facility have yet to take any action against the Company, including declaration of default. The Company believes that if it could obtain an extension of the forbearance period, it may provide the Company with sufficient time to sell certain assets or find an alternative means to refinance the Senior Credit Facility. In the event that the necessary waiver and forbearance are not obtained or future principal and interest payments cannot be made, the lenders under the Senior Credit Facility can demand immediate repayment from the Company of the outstanding balance on the Senior Credit Facility.

     On January 3, 2002, the Company notified all of the participants in its Master Credit Facility with GE Capital Corporation that it would not be making any further principal payments until at least April of 2002. In addition, the Company did not make the term payment of $1.7 million due January 2, 2002 and, as of September 30, and December 31, 2001, was not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, the Company will be required to make a $500,000 principal payment upon the proposed sale of Clean Earth, Inc., if it takes place. In addition, the Company will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

(i) the Company's obtaining a new revolving credit facility with availability of at least $10 million to replace its existing revolving credit facility; (ii) the Company's exercising the purchase option on, and subsequently obtaining a mortgage against, its Chicago property; or (iii) September 30, 2002. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant for March 31, 2002 and adds new covenants for minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") commencing March 31, 2002 if the proposed sale of Clean Earth (see note 3) does not take place, or June 30, 2002 if the proposed sale does take place. It also requires the Company, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of the Company's property, plant and equipment that these lenders currently have no security interest in.

     Pursuant to this agreement, commencing on September 1, 2002, the Master Credit Facility will be restructured to a 48-month term. The Company will be required to pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 1% of our obligations under the Master Credit Facility outstanding as of the date of the proposed sale of Clean Earth. This forbearance fee will be immediately due and payable if the closing of the proposed sale of Clean Earth does not occur by June 1, 2002.

     The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. The Senior Credit Facility has a similar provision with respect to the Master Credit Facility. At December 31, 2001, amounts outstanding under the Master Credit Facility totaled approximately $11.4 million. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of the Company's other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others.

     The Company is also required to retire its $4.0 million convertible debenture issued to Halifax Fund, L.P., as well as the $5.0 million convertible debenture payable to Stout Partnership, the Company's largest stockholder, on or before July 1, 2002. Several members of the Company's board of directors and a member of its management are affiliated with Stout Partnership. In addition, the $4.0 million convertible debenture contains a provision which provides that the sale or transfer by the Company of substantially all of its assets gives the holder an option to consider the debenture immediately due and payable and require the Company to redeem this debenture at a redemption price equal to 100% of the outstanding principal amount of the debenture or at a premium. The holder of a significant portion of the Company's convertible debentures has a second lien on substantially all of the assets of the Company. The Forbearance and Modification Agreement to the Master Credit Facility prohibits the Company from making any payments of principal, interest or any other amounts due and owing to Halifax Fund, L.P., other than the payment of Halifax' $4.0 million debenture, Stout Partnership or any future subordinated lender for one year from the date of the closing of the proposed sale of Clean Earth, if consummated, unless an equal payment, in addition to all currently scheduled principal and interest payments, is paid to the participants in the Master Credit Facility.

     The Company currently does not have the financial resources to repay its debt obligations under the Senior Credit Facility, Master Credit Facility, $4 million convertible debenture and the $5 million convertible debenture as they become due or in the event that current or future events of default are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of its assets. The Company's current and past failures to comply with the terms of its Senior Credit Facility and Master Credit Facility, as well as the related forbearance agreement and other debt obligations, and the material financial obligations currently contained in its Senior Credit Facility and Master Credit Facility have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about the Company's ability to continue as a going concern. The

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On December 29, 2001 the Company entered into an agreement to sell 100% of the capital stock of Clean Earth, Inc. to a newly created corporation owned by Founders Equity, Inc. See note 3 for further information on the proposed sale of Clean Earth, Inc. No assurances can be given that the Company will be able to close this transaction or that the Company will be successful in selling Clean Earth, Inc. at all in the event this transaction is not consummated. If the Company is successful in completing the sale transaction as described in note 3, it will pay down its entire Senior Credit Facility, as well as the $4.0 million convertible debenture that requires redemption upon the sale of substantially all of the Company's assets. The Company believes that it will have the available cash necessary to retire this debenture in its entirety if this transaction take place. While there can be no assurances, the Company believes that this sale transaction, if consummated, would be a critical catalyst in allowing the Company to reorganize its capital structure and cure its liquidity crisis.

     If the Company is not successful in completing the sale transaction described in note 3, it will be required to seek other alternatives for refinancing its capital structure which could include raising additional equity, selling some of its assets or restructuring the Senior Credit Facility. There can be no assurances that this course of action will be successful. The Company's failure to refinance its capital structure would require the Company to significantly curtail its operations. In this event, the Company may be forced to seek protection under the Bankruptcy Code or it may be forced into a bankruptcy proceeding by these lenders.

3.  PURCHASE AGREEMENT TO SELL CLEAN EARTH, INC.

     On December 29, 2001 the Company entered into a purchase agreement, subsequently amended on February 12, 2002, and again on March 5, 2002, to sell 100% of the capital stock of Clean Earth, Inc. ("CEI") to New CEI Inc., a newly created Delaware corporation owned by affiliates of Founders Equity, Inc., an investment group headquartered in New York, New York ("Founders"), subject to approval of the Company's shareholders. No assurances can be given that the Company will be able to close this transaction or that the Company will be successful in selling CEI at all in the event the sale to New CEI, Inc. is not consummated.

     Under the terms of the purchase agreement, the purchase price will consist of:

     - $45.0 million, of which $44.0 million will be payable at the closing and $1.0 million will be held in escrow pending the outcome of several purchase price adjustments pursuant to the terms of the Purchase Agreement; and

     - 45,000 shares of the Junior Preferred Stock of New CEI, Inc. The Junior Preferred Stock is redeemable upon the earlier of (i) the tenth anniversary of the issuance of the Junior Preferred Stock, (ii) a change of control event, or (iii) a registered offering of New CEI's securities that results in gross proceeds of at least $25.0 million. The Junior Preferred Stock will be subordinate to the senior debt of New CEI and the other outstanding preferred stock of New CEI.

     Additional adjustments to the purchase price will be made if the $1.0 million escrow is not sufficient to cover the adjustments related to debt and other obligations outstanding and non-cash working capital. The adjustments, if any, for a shortfall of escrow in excess of $1.0 million related to debt and other obligations outstanding and non-cash working capital will result in a reduction in the Junior Preferred Stock the Company will receive from New CEI by 0.02% for each $1,000 of the shortfall.

     In addition, there may be additional adjustments to the cash portion of the purchase price based upon a final audited balance sheet to be delivered after the closing if the amount of outstanding debt and other obligations and non-cash working capital set forth on the final audited balance sheet differ from the amounts

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES of such items set forth on the unaudited balance sheet on the closing date. The $1.0 million escrow will be distributed among the parties accordingly. If on the closing date, there are any obligations of CEI or any subsidiary of CEI that an obligee would have the right to accelerate the date of payment of such obligation of CEI or its subsidiary (a "Clean Earth Defaulted Obligation"), the cash portion of the purchase price will be reduced by the amount of the accelerated portion of the Clean Earth Defaulted Obligation less the amount by which such acceleration has resulted in the reduction of the cash portion of the purchase price pursuant to the foregoing adjustments pertaining to working capital and retention of debt.

     If New CEI has received the mezzanine financing of at least $8.0 million but less than $10.0 million by or at the closing, the cash portion of the purchase price will be reduced by the amount by which the amount of the mezzanine financing is less than $10.0 million, but such reduction will not, unless we, in our sole discretion, agree otherwise, cause the closing date cash payment to be less than $43.5 million.

     In addition, the receivables pursuant to (i) the Company's ownership interest in the joint venture between Interstate Industrial Corp. and the Company (ii) the Quakertown Foundry Site Agreement between Integrated Technical Services, a subsidiary of CEI, and the Pennsylvania Department of Environmental Protection were not included as part of the purchase agreement. The net book value of these receivables were approximately $1,640,000 as of December of 2001.

     The sale of CEI was approved by the Company's board of directors on December 31, 2001. On March 19, 2002, a special meeting of the Company's stockholders was held whereby the stockholders approved the purchase agreement. The shareholder approval obtained on March 19, 2002 was only applicable to the specific purchase agreement with Founders and did not authorize the Company's management or board of directors to pursue alternative plans for the sale or disposal of CEI.

     The terms of the purchase agreement, as amended, provide for significant preconditions to the purchaser's obligation to close the transaction. These preconditions include, but are not limited to, requirements that the purchaser obtain $32.0 million of senior debt and $10.0 million of mezzanine financing prior to closing the transaction. The Company cannot predict the date as to when all of these preconditions will be met or whether they will be met at all. On March 5, 2002 the agreement, which had been terminated by a letter from Founders dated March 4, 2002, was reinstated and amended to allow Founders additional time to meet all of the preconditions to closing the transaction, and to extend the date for which either party to the transaction could terminate the agreement from March 31, 2002 to April 21, 2002.

     Because the purchaser has not met all of these preconditions, and since the shareholder approval was only applicable to the specific purchase agreement, the Company did not account for CEI as a discontinued operation in the accompanying consolidated financial statements. The Company is currently working with the purchaser to close this transaction prior to April 21, 2002.

4. ACQUISITIONS

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

     On January 28, 1999, the Company acquired 100% of the stock of Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc. (collectively "Eaglebrook"), a plastic recycling and plastic lumber manufacturing

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES company located in Chicago, IL. The Company is leasing the 300,000 square foot Chicago facility from the sellers for ten years at a monthly rental of $39,181 with an option to purchase the facility for $3,000,000. The Company intends to purchase the Chicago facility and has recorded the appraised value of the land and building in property and equipment and the applicable lease payments and the option price in notes and capital leases payable.

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
                                                               ===========

     All of the aforementioned acquisitions in 1999 have been accounted for as purchases. Accordingly, the results of operations of the purchased companies are included in the consolidated financial statements for periods subsequent to the date of acquisition or the date management obtained day-to-day management and financial control. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired in all of the acquisitions has been recorded as acquired intangibles. The acquired intangibles are being amortized on a straight-line basis over periods of twenty to forty years.

     The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the year ended December 31, 1999, after giving effect to certain pro forma adjustments as if the acquisitions had taken place on January 1, 1998, are as follows:

                                                                  1999
                                                              ------------
Net sales...................................................  $141,401,003
                                                              ============
Net income (loss)...........................................  $  3,117,343
                                                              ============
Net income (loss) attributable to common stockholders.......  $  2,800,561
                                                              ============
Net income (loss) per share -- diluted......................  $       0.09
                                                              ============
Weighted average shares used in computation.................    30,467,766
                                                              ============

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

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

     The Company has accounted for each of the Barbella, Eureka, Ecosource and Clean Rock transactions as a pooling of interests. Accordingly, the accompanying financial statements include the applicable amounts for the pooled companies as if the acquisitions had taken place on January 1, 1998. Following is a summary of the amounts included in the accompanying statements of operations for the year ended December 31, 1999 for all of the pooled companies:

                                                                 1999
                                                              -----------
Net sales...................................................  $34,480,025
Net income..................................................    1,747,110
Net income per share........................................  $       .06

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
                                                               ===========

     The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the years ended December 31, 2000 and 1999 after giving effect to certain pro forma adjustments as if the Baron acquisition had taken place on January 1, 1999, are as follows:

                                                               2000           1999
                                                           ------------   ------------
Net sales................................................  $175,226,924   $153,913,003
Net (loss) income........................................  $(12,653,499)  $  1,973,498
Net (loss) income attributable to common stockholders....  $(13,473,255)  $  1,656,716
Net (loss) income per share -- diluted...................  $       (.39)  $        .05
Weighted average shares used in computation..............    34,319,470     30,670,142

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

5. ACCOUNTS RECEIVABLE, NET

     Accounts receivable consist of the following at December 31, 2001 and 2000:

                                                                2001          2000
                                                             -----------   -----------
Trade receivables..........................................  $26,814,035   $29,679,374
Unbilled receivables related to long-term contracts........    8,471,782     8,749,307
Costs and estimated profits in excess of billings..........    3,208,865     4,252,847
Retainage..................................................    3,992,284     3,457,329
Allowance for doubtful accounts............................   (5,170,723)   (2,375,479)
                                                             -----------   -----------
Accounts receivable (net)..................................  $37,316,243   $43,763,378
                                                             ===========   ===========

     In 1999 and 2000 the Company's environmental recycling division was involved in a project with the Pennsylvania Department of Environmental Protection ("PaDEP") in which work was performed beyond the original scope of the project. The additional work was required in order to meet the objectives of the project, which were mutually agreed upon by the PaDEP and the Company, and to avoid further consequential damages. When the project was completed, the Company put in a claim to PaDEP for approximately $6.7 million as compensation for this additional work, an amount which was disputed by PaDEP. The Company retained outside counsel and two independent consulting firms with experience in these matters to represent it, and at December 31, 2000 had a receivable balance of approximately $4.2 million in connection with this claim, of which approximately $3.8 million was included in unbilled receivables related to long term contracts, and approximately $400,000 was included in trade receivables. This amount was based on management's expectation of recovery of the extra costs, as well as the advice of outside counsel as to what the

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Company was likely to recover upon completion of the dispute resolution process. On July 19, 2001 PaDEP offered to pay the Company approximately $284,000 in full and complete settlement of this claim. The Company rejected this offer and demanded a pre-settlement hearing on this matter, which took place on November 19, 2001. On January 4, 2002 PaDEP rendered a pre-settlement hearing decision and recommended a payment to the Company of approximately $1 million. Because the Company strongly believes in the merits of its claim and its ability to support it with the appropriate facts, documentation and expert opinions, the Company also rejected this offer and proceeded with the next step in the dispute resolution process, which is a formal hearing with the Board of Claims for Pennsylvania. As discussed in note 3, on December 29, 2001 the Company entered into an agreement to sell Clean Earth, Inc. Under the terms of the proposed agreement the Company retained all of the rights to this claim for payment. While the Company believes the expertise of the necessary personnel from Clean Earth will be available to the Company in any future litigation with respect to this matter, there can be no assurances the Company will have access to this important resource. While the Company has every intention of pursuing this claim for the full amount, the Company decided to establish an allowance for this receivable for the difference between the amount offered in the January 4, 2002 decision and the carrying amount, resulting in a $3,180,000 charge to bad debt expense at December 31, 2001.

     With the exception of payments due under long-term contracts, as discussed in the Revenue Recognition section of Note 1, the Company believes that all receivables included in the table above are collectible within one year.

6.  INVENTORIES

     Inventories consist of the following at December 31, 2001 and 2000:

                                                                 2001         2000
                                                              ----------   ----------
Raw materials...............................................  $1,458,328   $5,626,356
Finished goods..............................................   4,207,620    4,097,034
                                                              ----------   ----------
Inventories.................................................  $5,665,948   $9,723,390
                                                              ==========   ==========

7.  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consist of the following at December 31, 2001 and 2000:

                                             USEFUL LIVES        2001           2000
                                            --------------   ------------   ------------
Land......................................                   $  6,257,500   $  6,257,500
Buildings.................................  30 to 40 years     24,875,101     21,460,673
Machinery & equipment in use..............  5 to 20 years      67,944,205     69,427,149
Leasehold improvements....................  Life of lease       4,062,217      5,486,112
Furniture and office equipment............   5 to 7 years       2,289,843      2,364,176
Construction in progress..................                      4,066,672     11,841,860
                                                             ------------   ------------
                                                              109,495,538    116,837,470
Less accumulated depreciation.............                    (22,579,478)   (16,292,531)
                                                             ------------   ------------
Property, plant and equipment (net).......                   $ 86,916,060   $100,544,939
                                                             ============   ============

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

8.  NOTES AND CAPITAL LEASES PAYABLE

     Notes payable and capital leases consist of the following at December 31, 2001 and 2000:

                                                               2001           2000
                                                           ------------   ------------
Revolving credit line under the Senior Credit Facility
  with interest payments monthly at prime plus 3.5%
  collateralized by accounts receivable, inventory and
  equipment of certain subsidiaries of the company.......    12,400,000     14,900,000
Term loan under the Senior Credit Facility with quarterly
  installments of $1,250,000 through June 30, 2001,
  quarterly installments of $2,500,000 through March 31,
  2002, and the remainder due July 2, 2002, with monthly
  interest payments at prime plus 3.5% collateralized by
  substantially all the assets of certain subsidiaries of
  the company............................................    25,000,000     27,500,000
Equipment term loans under the Master Credit Facility due
  in monthly installments of approximately $250,000
  through June 2006 bearing interest at LIBOR plus
  3.5%...................................................    11,356,490     13,514,733
Low interest bearing money purchase mortgage note payable
  in monthly installments of $18,939 through December 31,
  2009 including interest imputed at 8.5%, collateralized
  by the CENJ facility...................................     1,325,399      1,426,229
Real estate loan payable in monthly installments of
  approximately $14,720 through June 1, 2009 bearing
  interest at .50% over prime, collateralized by the CEP
  facility...............................................     1,000,817      1,093,559
Notes payable to government agency, payable in monthly
  installments totaling $9,505 through July 1, 2003,
  including interest at 5% to 5.5%.......................       172,671        285,665
Capital lease payable on real estate in monthly
  installments of $41,566 through January 31, 2009
  bearing interest of 10% collateralized by Chicago
  facility...............................................     3,000,000      3,000,000
Note payable assumed in acquisition of Brass payable in
  annual installments of $267,000 through December 31,
  2004 plus interest accrued at 5% (interest imputed at
  8.5%)..................................................       800,000        800,000
Other notes and capital leases payable in monthly
  installments of approximately $150,000, maturing
  through January 1, 2006, with interest ranging from
  5.9% to 11.75%, collateralized by various equipment of
  subsidiaries of the Company............................     2,364,608      3,629,021
                                                           ------------   ------------
          Total notes payable and capital leases.........    57,419,985     66,149,207
Less current portion.....................................   (51,778,636)   (11,535,698)
                                                           ------------   ------------
Long-term portion........................................  $  5,641,349   $ 54,613,509
                                                           ============   ============

     On June 30, 2000 the Company terminated its previously existing line of credit and entered into a new three-year Senior Credit Facility with three banks. The Senior Credit Facility provides for a $30,000,000 term loan and a $15,000,000 revolving credit line. During 2000, the Senior Credit Facility allowed the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over the Eurodollar deposit rate. The spread above each interest rate option was determined by the Company's ratio of consolidated debt to EBITDA. Effective with the second amendment to the Senior Credit Facility dated March 12, 2001 the interest rate on all borrowings under the Senior Credit Facility was the prime rate plus 350 basis points. The revolving credit line has an unused commitment fee of 50 basis points. The weighted

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES average interest rate on the Senior Credit Facility was approximately 9.1% and 11.2% during 2001 and 2000 respectively.

     In terminating the previously existing line of credit, the Company incurred an extraordinary loss in the second quarter of 2000 for prepayment penalties and the write off of deferred loan costs amounting to $1,027,785, net of taxes. At December 31, 2001 the Company had outstanding borrowings under the Senior Credit Facility of $37,400,000, plus an additional $2,495,000 of deferred interest, fees and penalties.

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

     At December 31, 2000, the Company was not in compliance with certain financial covenant requirements of its amended Senior Credit Facility, for which the Company received a Waiver and Second Amendment dated March 12, 2001. In addition to amendment fees of $106,250, the terms of the amendment required the Company to raise an aggregate of $6,500,000 of equity or equity equivalents prior to February 28, 2002. The Waiver and Second Amendment also put further limits on the Company's capital expenditures, and contained a provision requiring the Senior Credit Facility be refinanced or paid in full by April of 2002.

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

     On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that the Company would not make the $2.5 million term loan payment due September 30, 2001 without jeopardizing its business operations. In addition, the Company was not in compliance with some of the covenants under its Senior Credit Facility as of September 30, 2001. Substantially all of the assets of the Company have been pledged as collateral with respect to the Senior Credit Facility. Effective November 14, 2001, the Company entered into a forbearance agreement with the participating banks whereby the lenders under the Senior Credit Facility agreed to accept interest only payments from the Company and allowed it to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of its assets. Pursuant to the terms of the forbearance agreement, the lenders also agreed not to take any action against the Company with respect to covenant violations as of September 30 and December 31, 2001. The forbearance agreement provided for a forbearance fee of $100,000 payable by the Company at the termination of the forbearance period. The forbearance period terminated on February 28, 2002. As of February 28, 2002 the Company did not make the required principal payments under the forbearance agreement that were originally due September 30, and December 31, 2001 in the amount of $2.5 million each. The Company also did not make the required interest payments due January 31, and February 28, 2002. In addition, on March 11, 2002 the Company informed the lenders under the Senior Credit Facility that it would not make the $2.5 million principal payment due March 31, 2002. The Company also

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES has an additional $2.5 million principal payment due June 30, 2002 and the outstanding balance of the Senior Credit Facility is due in its entirety on July 1, 2002.

     The Company is negotiating with the senior lenders under the Senior Credit Facility for an extension of the forbearance period in connection with its failure to make its September 30 and December 31, 2001 principal payments on February 28, 2002 and its interest payments due January 31, 2002 and February 28, 2002. Although the failure to make these principal and interest payments constitute events of default under the Senior Credit Facility and the forbearance agreement, none of the lenders that are party to the Senior Credit Facility have taken action against the Company. The Company believes that an extension of the forbearance period may provide it with sufficient time to close the Clean Earth sale transaction or find an alternative means to refinance the Senior Credit Facility. In the event that the necessary waiver and forbearance are not obtained or future principal and interest payments cannot be made, the lenders under the Senior Credit Facility can demand immediate repayment from the Company of the outstanding balance on the Senior Credit Facility.

     During 2000, the Company obtained $14,600,000 in new equipment financing through a Master Credit Facility with GE Capital in order to finance the expansion of its plastic lumber manufacturing facilities. The Master Credit Facility is secured by certain equipment and contains a minimum tangible net worth covenant. At December 31, 2000 the Company was not in compliance with the minimum tangible net worth covenant. On March 30, 2001, the Company entered into amendments on the Master Credit Facility with GE Capital to waive the tangible net worth covenant for the fourth quarter 2000 and amended the covenant for each quarter of 2001. The Company was required to accelerate a portion of the principal payments on the Master Credit Facility and was required to refinance or repay a portion of the outstanding balance on the Master Credit Facility upon the refinancing or repayment of the Senior Credit Facility.

     On January 3, 2002, the Company notified all of the participants in its Master Credit Facility with GE Capital Corporation that it would not be making any further principal payments until at least April of 2002. In addition, the Company did not make the term payment of $1.7 million due January 2, 2002 and, as of September 30, and December 31, 2001, was not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments and providing a waiver of the September 30, and December 31, covenant violations. In accordance with this agreement, the Company will be required to make a $500,000 principal payment upon the proposed sale of Clean Earth, Inc., if it takes place. In addition, the Company will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of (i) an increase in availability on a new revolving credit facility to at least $10 million; (ii) the Company's exercising the purchase option on, and subsequently obtaining a mortgage against, its Chicago property; or (iii) September 30, 2002. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant for March 31, 2002 and adds new covenants for minimum levels of EBITDA commencing March 31, 2002 if the proposed sale of Clean Earth does not take place, or on June 30, 2002 if the proposed sale does take place. It also requires the Company, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of the Company's property, plant and equipment that these lenders currently have no security interest in.

     Pursuant to this agreement, commencing on September 1, 2002, the Master Credit Facility will be restructured to a 48-month term. The Company will be required to pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 1% of our obligations under the Master Credit Facility outstanding as of the date of the proposed sale of Clean Earth. This forbearance fee will be immediately due and payable if the closing of the proposed sale of Clean Earth does not occur by June 1, 2002.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. The Senior Credit Facility has a similar provision with respect to the Master Credit Facility. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of the Company's other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others.

     At December 31, 2000, the Company had interest rate swap agreements outstanding with a notional amount of $20,000,000 under which the Company paid a fiscal rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of the Senior Credit Facility from a floating rate to a fixed rate obligation. The fair value of the interest rate swap agreements outstanding at December 31, 2000 was $453,615. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $453,615 in accumulated other comprehensive income to recognize at fair value the interest-rate swap derivatives that are designated as a cash-flow hedging instruments. See note 17 for further discussion of these cash-flow hedging instruments.

     The Company did not make the payments of $266,667 that were due on December 31, 2001 and December 31, 2000 in connection with the $800,000 note assumed in the Brass acquisition. On February 4, 2002 the Company reached an agreement with the holder of the note, Waste Management Inc., to amend the terms of the note whereby it would be due in three equal annual installments beginning December 31, 2002. The agreement also waives the failure to make the aforementioned principal and interest payments that had been due on December 31, 2001 and 2000.

     Notes payable and capital leases mature as follows:

YEAR ENDING                                                     AMOUNTS
-----------                                                     -------
2002........................................................  $51,778,636
2003........................................................      503,888
2004........................................................    1,202,132
2005........................................................      153,655
2006........................................................      165,000
2007 and later..............................................    3,616,674
                                                              -----------
                                                              $57,419,985
                                                              ===========

9. CONVERTIBLE SUBORDINATED DEBENTURES

     On February 2, 2000 the Company issued a 5% $7,500,000 convertible subordinated debenture (the "Fiscal 2000 Debenture"), which is convertible into shares of the Company's common stock. The original conversion price of the Fiscal 2000 Debenture was the lower of $9.65 or the lowest trading price of the Company's common stock during the four trading days prior to the conversion date, but not less than $8.25 (the "minimum floating conversion price"). The convertible debenture includes a provision that, in the event that the market price of the common stock of the Company is less than $8.25 for ten consecutive trading days after the first anniversary of the issuance of the debenture, the holder of the debenture may give notice to the Company which would require the Company to, at the Company's option, (a) repurchase the debenture for a cash price equal to 110% of the outstanding principal amount of the debenture plus accrued interest, or (b) reset the minimum floating conversion price to zero (which changes the conversion price to the market price upon conversion, not to exceed $9.6525). The right of the debenture holder to convert the debenture to common stock is limited in that the holder may not convert the debenture if upon such conversion the holder will become a beneficial owner of more than 9.9% of the total issued and outstanding shares of the Company's

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES common stock. If the holder elects to convert and the entire debenture cannot be converted due to this limitation, the Company must settle in cash that portion of the debenture which cannot be converted to stock when the debenture matures in February of 2005, at 110% of the sum of the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

     In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09 per share. The Company expensed a beneficial conversion feature of $270,946 in the first quarter of 2000. The $575,703 value assigned to the warrants and the $750,000 discount attributed to the 10% contingent premium discussed in option (a) in the above paragraph are reflected as discounts from the face value of the Fiscal 2000 Debenture and are being accreted into interest expense over the term of the debenture.

     On February 20, 2001 the holder of the Fiscal 2000 Debenture exercised its option to have the Company repurchase the debenture for cash at 110% of the outstanding principal balance plus accrued interest or reset the minimum floating conversion price to zero. The Company elected not to repurchase the debenture and the minimum floating conversion price was effectively reset to zero. During 2001 the holder of the Fiscal 2000 Debenture converted $2,191,494 of the debenture and $23,801 of unpaid interest into 2,134,742 shares of common stock at prices ranging from $1.00 to $1.05 per share. Unamortized debenture issuance costs and debt discounts of $12,475 and $120,558 respectively were charged to additional paid-in capital. As a result of these conversions, the Company recorded an additional beneficial conversion feature benefit granted to the holder of approximately $280,000, which was charged to interest expense during 2001. Also during 2001, the balance of the Fiscal 2000 Debenture increased by $201,764 resulting from interest that was paid in kind. As of December 31, 2001 the outstanding balance on the Fiscal 2000 Debenture was $5,583,579, net of unamortized discounts.

     During the first quarter of 2002 the holder of the Fiscal 2000 Debenture converted an additional $697,000 of principal and $5,105 of unpaid interest into 1,903,031 shares of common stock. The Company will record an additional beneficial conversion feature benefit in connection with these conversions in the first quarter of 2002 of approximately $323,000.

     On June 15, 2001, the Company issued a convertible subordinated debenture due May 31, 2002 in the principal amount of $4.0 million (the "Fiscal 2001 Debenture") and a warrant to purchase 250,000 shares of its common stock, at an initial purchase price of $2.00 per share, (the "Warrant") to Halifax Fund, LP ("Halifax"). Halifax paid the Company $4.0 million for these securities. The $195,120 value assigned to these warrants was recorded as a discount to the face value of the debenture, and is being accreted as interest expense through June 30, 2002. The principal amount of the Fiscal 2001 Debenture bears interest at a rate of 18% per year through August 14, 2001. On August 9, 2001, the Company and Halifax amended the Fiscal 2001 Debenture agreement to change the due date from May 31, 2002 to July 1, 2002.

     The Company has the option at any time and, upon five business day's notice, to repurchase all or any part of the Fiscal 2001 Debenture. At August 15, 2001, the Company did not repurchase the Fiscal 2001 Debenture, nor did it consummate a sale/leaseback of some of its assets under the terms described in the Fiscal 2001 Debenture Purchase Agreement. As a result, Halifax may convert the principal amount plus accrued interest and any default payments on the Fiscal 2001 Debenture into shares of the Company's common stock. The conversion price of the common stock under the Fiscal 2001 Debenture is a price per share equal to the average of the lowest trading prices of the common stock on the principal trading market for the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. Because the Fiscal 2001 Debenture was not repurchased by August 15, 2001 and the sale/leaseback was not completed, in accordance with the terms of the Fiscal 2001 Debenture the Company: (i) issued to Halifax for no consideration another Warrant to purchase 250,000 shares of its common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001, which was $0.90 per share and, (ii) increased the interest rate from 18% to 25%. On August 15, 2001, the Company

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES recognized a beneficial conversion feature in the amount of $534,000 which was recorded as a discount to the debenture. The $170,000 value assigned to the warrants issued on August 15, 2001 was recorded as an additional discount to the face value of the debenture. These discounts are being accreted as interest expense through June 30, 2002. As of December 31, 2001 the outstanding balance on the Fiscal 2001 convertible debenture is $3,579,144, net of unamortized discounts.

     As part of the financing, the Company also granted a subordinate lien on all its assets to Halifax through a Security Agreement. The lien not only secures the Company's obligations under the Fiscal 2001 Debenture, but it also secures the Company's obligations under the Fiscal 2000 Debenture due February 5, 2005 and the $1.0 million stated value of the Company's Series D Convertible Preferred Stock previously sold to Halifax. In addition, the Fiscal 2001 Debenture Purchase Agreement with Halifax required that the shares and associated warrants underlying the Fiscal 2001 Debenture be registered within 90 days of the June 15, 2001 closing date of the agreement. The Fiscal 2001 Debenture Purchase Agreement provides that the Company pay in cash a default payment of 2.5% of the sum of the outstanding principal amount of the Fiscal 2001 Debenture plus the accrued interest for each thirty day period that the shares are not registered. As of December 31, 2001 the Company had not filed a registration statement to register these shares and the Company has accrued $350,000 in penalties due Halifax as a result of the Company's failure to register these shares.

10. CAPITAL STOCK

SERIES D CONVERTIBLE PREFERRED STOCK

     In September of 2000 the Company issued 1,187,285 shares of its Series D Preferred Stock and received net proceeds of $4.1 million. The Series D Preferred Stock pays a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series D Preferred Stock is convertible into one share of the Company's common stock at the option of the holder any time after March 31, 2001, subject to certain rights of the Company. The Company at its sole option can redeem the Series D Preferred Stock at 115% of the initial purchase price in cash prior to March 31, 2001. In addition, if the common stock of the Company is trading at an average closing price of $3.50 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series D Preferred Stock into common stock. Otherwise, the Series D Preferred Stock automatically converts into common stock on March 1, 2002. The beneficial conversion feature in the amount of $1,080,563 was accreted and recorded as preferred stock dividend from the date the Series D Preferred Stock was issued until the earliest possible conversion date.

     The Company did not pay any of the required cash dividends on the Series D Preferred Stock due to a deterioration in the Company's financial condition. Dividends in arrears on the Series D Preferred Stock amounted to $808,631 at December 31, 2001 and $911,466 at February 28, 2002. On February 28, 2002 the Company issued a promissory note to each holder of Series D Preferred Stock for the corresponding amount of unpaid dividends owed to each holder. The notes pay quarterly interest at 5% per annum and are due April 1, 2004. On March 1, 2002 all 1,187,285 shares of outstanding Series D Preferred Stock was converted into an equal number of shares of common stock.

SERIES E CONVERTIBLE PREFERRED STOCK

     In November of 2000, the Company issued 1,142,857 shares of its Series E Preferred Stock to the Stout Partnership, the Company's largest shareholder, and received net proceeds of $2 million. The Series E Preferred Stock pays a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. Each share of Series E Preferred Stock is convertible into one share of the Company's common stock at the option of the holder any time after December 31, 2001, subject to certain rights of the Company. The Company can at its sole option redeem the Series E Preferred Stock at 110% of the initial purchase price in cash prior to December 31, 2001. In addition, if the common stock of the Company is

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES trading at an average closing price of $1.75 per share or higher for 20 consecutive trading days at any time prior to March 1, 2002 the Company has the right to require conversion of the Series E Preferred Stock into common stock. Otherwise, the Series E Preferred Stock automatically converts into common stock on March 1, 2002.

     During February and March 2001, the Company issued an additional 571,428 of Series E Preferred stock to the Stout Partnership and received net proceeds of approximately $1 million. On March 4, 2002 the Company's Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002.

FUSION CAPITAL FUND II

     On December 7, 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of the Company's common stock subject to increase, at the Company's discretion, by an additional $6.0 million of common stock. The $6.0 million of common stock purchasable under the first tranche of the common stock purchase agreement is to be purchased over a twelve-month period, subject to a 6-month extension or earlier termination at our discretion. The selling price of the shares will be equal to the lesser of (1) $15.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. Pursuant to the terms of the Agreement with Fusion, the Company may not sell shares to Fusion until such time as the Securities and Exchange Commission declares a registration statement effective which registers for resale the shares Fusion Capital has agreed to purchase. Because the Company did not file a registration statement with the Securities and Exchange Commission prior to October 31, 2001, Fusion Capital has the right to terminate this agreement. The Company currently has no intention of utilizing this agreement.

     On March 2, 2001 under the terms of the common stock purchase agreement, Fusion Capital Fund II, LLC was issued 200,000 shares of the Company's common stock as a commitment fee. The market value of these shares was approximately $287,000 at the time of issuance. Unless an event of default occurs, these shares must be held by Fusion Capital until the common stock purchase agreement has been terminated. On August 31, 2001 the common stock purchase agreement was amended whereby the Company granted Fusion Capital warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share in exchange for Fusion Capital's agreement to revise the terms under which Fusion Capital could terminate the agreement. These warrants were valued at approximately $65,000. During 2001 the Company recorded expenses of approximately $555,000 in connection with the Fusion Capital Agreement, including the value of these shares and warrants issued during 2001.

COMMON STOCK PRIVATE PLACEMENTS

     On July 3, 2001, the Company issued 476,191 shares of common stock to ZLP Master Fund, LTD. and 476,190 shares of common stock to ZLP Master Technology Fund, LTD. at a purchase price of $1.05 per share. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Net proceeds after issuance costs of approximately $983,000 were used for general corporate purposes. Because the Company did not, within 60 days of July 3, 2001, file a registration statement with the SEC to register the resale of these shares as required under the stock purchase agreement, the Company is required to pay a cash penalty fee to the purchasers of these shares at a rate equal to 1.5% of the outstanding amount purchased for each 30-day period that a registration statement is not filed. As of December 31, 2001 the Company had not filed a registration statement to register these shares for resale and $60,000 has been accrued in connection with this penalty fee. On November 1, 2001 the Company raised an additional $752,000, net of issuance costs, through the issuance of 1,334,000 shares of common stock. These private placement transactions were not

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES registered under the Securities and Exchange Act of 1934 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.

EMPLOYEE STOCK OPTIONS

     The Company has granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted by the Company generally vest ratably over a period of three years. Employee stock option activity in 2001, 2000 and 1999 is as follows:

                                                              WEIGHTED
                                                              AVERAGE     NUMBER OF
                                                              EXERCISE     OPTIONS
                                                               PRICE     OUTSTANDING
                                                              --------   -----------
Outstanding at December 31, 1998............................   $3.46      1,671,000
  Granted...................................................    6.93      3,040,250
  Exercised.................................................    2.94       (343,332)
  Canceled..................................................    5.04       (465,500)
                                                               -----      ---------
Outstanding at December 31, 1999............................   $6.01      3,902,418
  Granted...................................................    4.41        572,667
  Exercised.................................................    3.75        (85,335)
  Canceled..................................................    7.98       (803,000)
                                                               -----      ---------
Outstanding at December 31, 2000............................   $5.37      3,586,750
  Granted...................................................    2.16        482,250
  Exercised.................................................      --             --
  Canceled..................................................    5.33       (310,000)
                                                               -----      ---------
Outstanding at December 31, 2001............................   $4.96      3,759,000
                                                               =====      =========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The weighted average remaining contractual life of all outstanding employee stock options is 7.0 years at December 31, 2001. Additional information regarding options outstanding at December 31, 2001, 2000 and 1999 follows:

                                                 OUTSTANDING                  EXERCISABLE
                           RANGE OF       --------------------------   --------------------------
                       EXERCISE PRICES                   WEIGHTED                     WEIGHTED
                       ----------------                  AVERAGE                      AVERAGE
                        LOW      HIGH      NUMBER     EXERCISE PRICE    NUMBER     EXERCISE PRICE
                       ------   -------   ---------   --------------   ---------   --------------
1999:
                       $2.25    $ 6.00    2,406,918       $4.45        1,182,875       $3.71
                        7.22     12.50    1,495,500        8.53          284,166        8.27
                       -----    ------    ---------       -----        ---------       -----
                       $2.25    $12.50    3,902,418       $6.01        1,467,041       $4.59
                       =====    ======    =========       =====        =========       =====
2000:
                       $1.25    $ 6.25    2,634,250       $4.34        1,706,128       $4.23
                        6.25     12.50      952,500        8.22          396,673        8.02
                       -----    ------    ---------       -----        ---------       -----
                       $1.25    $12.50    3,586,750       $5.37        2,102,801       $4.95
                       =====    ======    =========       =====        =========       =====
2001:
                       $0.50    $ 6.25    2,899,000       $4.03        2,096,383       $4.27
                        6.25     12.50      860,000        8.11          615,003        8.01
                       -----    ------    ---------       -----        ---------       -----
                       $0.50    $12.50    3,759,000       $4.96        2,711,386       $5.12
                       =====    ======    =========       =====        =========       =====

     The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for employee stock options for the years ended December 31, 2001, 2000 and 1999.

                                                           2001           2000          1999
                                                       ------------   ------------   ----------
As reported results of operations:
  Net (loss) earnings................................  $(48,162,935)  $(12,475,131)  $3,148,816
                                                       ============   ============   ==========
  Net (loss) earnings attributable to common
     stockholders....................................  $(49,539,867)  $(13,294,890)  $2,832,034
                                                       ============   ============   ==========
  Basic (loss) earnings per share....................  $      (1.34)  $       (.39)  $      .10
                                                       ============   ============   ==========
  Diluted (loss) earnings per share..................  $      (1.34)  $       (.39)  $      .09
                                                       ============   ============   ==========
Pro forma results of operations:
  Net (loss) earnings................................  $(49,433,991)  $(14,199,284)  $1,086,001
                                                       ============   ============   ==========
Net (loss) earnings attributable to common
  stockholders.......................................  $(50,810,923)  $(15,019,040)  $  769,219
                                                       ============   ============   ==========
  Basic (loss) earnings per share....................  $      (1.37)  $       (.44)  $      .03
                                                       ============   ============   ==========
  Diluted (loss) earnings per share..................  $      (1.37)  $       (.44)  $      .03
                                                       ============   ============   ==========

     For purposes of the above disclosure, the determination of the fair value of stock options granted in 2001, 2000 and 1999 was based on the following: (i) a risk free interest rate of 5%, 7% and 7% respectively; (ii) expected option lives of four years, four years and four years respectively; (iii) expected volatility in the

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES market price of the Company's common stock of 100%, 100% and 75% respectively; and (iv) expected dividends on the underlying common stock of 0%, 2.5% and 2.5% respectively.

     The weighted average fair value of options granted to employees were $0.93, $2.96 and $4.60 per share for the years ended December 31, 2001, 2000 and 1999 respectively.

NON-EMPLOYEE STOCK OPTIONS

     Magellan Finance Corporation ("Magellan"), a stockholder, was originally granted options to purchase up to 353,684 shares of the Company's common stock at $1.77 per share. Magellan exercised 117,895 of the options in 1997 and another 117,895 options in September 1998. The remaining 117,894 options were exercised on June 30, 1999.

     The Stout Partnership was granted 320,000 options at $2.25 per share in January 1998 in exchange for enabling the Company to obtain a line of credit by providing guarantees (see note 14). Stout Partnership exercised 250,000 shares in September 1999. The remaining 70,000 options expired during 2001.

     Nonemployee stock option activity in 2001, 2000 and 1999 is summarized as follows:

                                                                                NUMBER OF
                                                            WEIGHTED AVERAGE     OPTIONS
                                                             EXERCISE PRICE    OUTSTANDING
                                                            ----------------   -----------
Outstanding at December 31, 1998..........................       $2.37           520,395
  Granted.................................................        7.38            25,000
  Exercised...............................................        2.32          (427,895)
  Canceled................................................          --                --
                                                                 -----          --------
Outstanding at December 31, 1999..........................       $3.38           117,500
  Granted.................................................        3.79           102,500
  Exercised...............................................        5.00           (10,000)
  Canceled................................................          --                --
                                                                 -----          --------
Outstanding at December 31, 2000..........................       $3.50           210,000
  Granted.................................................        0.53            41,200
  Exercised...............................................        0.38           (21,200)
  Canceled................................................        2.25           (70,000)
                                                                 -----          --------
Outstanding at December 31, 2001..........................       $3.70           160,000
                                                                 =====          ========
Stock options exercisable at December 31, 2001............       $3.70           160,000
                                                                 =====          ========

STOCK WARRANTS

     Warrants to purchase 62,500 common shares at $7.22 per share were issued to the purchasers of $2,500,000 of convertible subordinated debentures in January 1999. Another 85,000 and 42,500 warrants to purchase common stock at $5.00 and $7.50, respectively, were also issued in conjunction with the sale of the $2,500,000 convertible subordinated debentures in 1999. The Company issued 500,000 warrants to purchase the Company's common stock at $6.00 per share to the shareholders of Brass Investment Company as part of the acquisition consideration. The company issued warrants to purchase 200,000 common shares at $10.09 in conjunction with the issuance of $7,500,000 of convertible subordinated debentures in February 2000 (see note 9). In December 2000, the company granted 250,000 warrants to the Stout Partnership at an exercise price of $1.50 per share. The warrants were granted in consideration of the Stout Partnership for exchanging the unsecured loan to a convertible subordinated debenture and providing the additional funding of Series E

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Preferred Stock (see note 14). August C. Schultes, III and Gary J. Ziegler are individual partners in Stout Partnership and also serve as directors to the Company. Mark S. Alsentzer is Chairman and CEO of the Company as well as an individual partner in Stout Partnership. At December 31, 2000 a total of 1,260,000 warrants were outstanding.

     On June 1, 2001, the Company granted 250,000 warrants to purchase the Company's common stock to the Stout Partnership at an exercise price of $1.50 per share. The warrants were granted in consideration of the Stout Partnership extending the maturity date of its $5,000,000 convertible debenture to July 1, 2002 and because some of the assets of the Company were not disposed of as of June 1, 2001 (see note 14).

     On June 15, 2001 the Company granted 250,000 warrants to Halifax Fund L.P. at an exercise price of $2.00 per share in connection with their purchase of a $4,000,000 convertible debenture purchased from the Company on that date (see note 9). In addition, because the Company failed to retire the debenture prior to August 15, 2001, and a sale/leaseback of some of the Company's assets was not consummated in accordance with the terms of the debenture, the Company issued to Halifax an additional 250,000 warrants at an exercise price of $0.90 per share on August 15, 2001.

     On July 3, 2001 the Company granted Zimmer Lucas Partners LLC 238,095 warrants in connection with their purchase of 952,381 shares of the Company's common stock in a private placement transaction.

     In August of 2001 the Company granted a total of 175,000 warrants in exchange for investment banking and financial consulting services to be incurred over a prospective one-year period. The exercise price of the warrants range from $1.07 to $1.40. These warrants were valued at approximately $75,000, and are being amortized over the related period of services.

     On August 31, 2001 the Company amended the Common Stock Purchase Agreement entered into with Fusion Capital Fund II, LLC on December 7, 2000 and granted Fusion 100,000 warrants at an exercise price of $1.00 per share in connection with the amendment.

     On October 23, 2001 the Company issued 375,200 warrants, at an exercise price of $0.60 per share, to the participants in the November 1, 2001 common stock private placement.

     As of December 31, 2001 warrants to purchase 2,828,295 shares of common stock were outstanding.

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     On January 17, 2000, the Company issued 632,833 shares to the Historical Shareholders who accepted the Settlement Agreement. The Company has included the $5,166,005 value of the shares issued in acquired intangibles and additional paid in capital on the balance sheet as of December 31, 1999.

     During 2001 the Company issued an additional 8,075 shares to a Historical Shareholder who had previously not received shares under the terms of the Settlement Agreement.

STOCK RESERVED

     At December 31, 2001, common stock was reserved for the following:

Shares contingently issuable to USPL and CEI shareholders...       55,845
Non employee stock options..................................      160,000
Employee stock options......................................    3,759,000
Warrants....................................................    2,828,295
Convertible debentures......................................   46,807,323
Preferred Stock.............................................    2,901,570
                                                               ----------
                                                               56,512,033
                                                               ==========

11. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2001 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     In September of 2001 the Company announced the closing of three of its manufacturing facilities and the leasing of two of its resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. With the exception of activities associated with exiting the facilities, the Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants were transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. The Company is currently attempting to obtain a buyout or sublease of the closed facilities. In addition, the Company has discontinued raw material processing at its Auburn, Massachusetts and Chino, California resin plants and has agreed to lease these operations to other raw material processors. The Company will continue raw material processing for its own use at the Chicago and Ocala plants. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. The plan of restructure was adopted by management and the board of directors and communicated to employees in late September of 2001. During the fourth quarter of 2001, the Company recorded an acquired intangibles impairment charge related to the environmental division of $13.5 million as a result of the proposed sale of CEI (see note 3) and the requirement to reduce to fair value the carrying value of CEI's long-lived assets. The following is a summary of the restructuring and asset impairment charges recorded during the third and fourth quarter of 2001. As a result of this restructuring, the Company recorded the following charges:

Write-down for equipment impairment.........................   $ 8,694,000
Write-down for acquired intangibles impairment..............    14,616,000
Lease termination, severance and other exit costs...........     1,656,000
                                                               -----------
  Total restructuring and asset impairment charges..........   $24,966,000
                                                               ===========

     During 2001 the Company paid approximately $761,000 in employee termination, lease termination and other exit costs in connection with the restructuring and approximately $895,000 remains in the accrual as of December 31, 2001, primarily for lease termination expenses.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

2000 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     In the fourth quarter of 2000, the Company committed to a plan of restructure with respect to some of the smaller plants in its plastic lumber division. In connection with the plan of restructure, the Reidsville, North Carolina plant was closed in October of 2000, the Green Bay, Wisconsin and Vernon, California plants were closed in January 2001 and the Sweetser, Indiana facility was closed during the third quarter of 2001. As a result, the Company recorded the following charges in the fourth quarter of 2000:

Write-down for equipment impairment.........................   $2,319,000
Lease termination and other exit costs in connection with
  the restructuring.........................................    1,098,000
                                                               ----------
  Total restructuring and asset impairment charges in
     2000...................................................   $3,417,000
                                                               ==========

     The Company anticipates lease termination costs will be paid throughout 2001 and 2002, as the Company completes its restructuring plan. As of December 31, 2000, the Company had accrued $1,098,000 in connection with lease termination costs. During 2001 the Company paid approximately $564,000 in lease termination payments and charged this amount against the accrual. Also during 2000, the Company reversed $154,000 of the accrual for other exit costs due to a change in estimate. As of December 31, 2001, the Company has approximately $380,000 remaining in its 2000 restructuring accrual for lease termination payments. During 2000 and early 2001, the Company eliminated approximately 300 employees as part of the 2000 restructuring plan. The severance component of the restructuring plan was communicated to the employees in early January 2001. As a result, the Company recorded a charge of $182,000 in the first quarter of 2001 in connection with severance. The entire $182,000 cost of these severance benefits was paid in 2001 and no balance remains in this accrual.

1999 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     During the first quarter of 1999, the Company committed to a plan to restructure and consolidated its two operating divisions and facilities. As part of this plan, the plastic lumber division discontinued the labor intensive flow mold process and converted entirely to the more efficient continuous extrusion method of manufacturing plastic lumber. As a result, the Company closed its facility in Mulliken, Michigan and one of its facilities in Trenton, Tennessee and recorded the following charges during the first quarter of 1999:

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     During 2000, the Company determined it had approximately $232,000 of excess accrual from the restructuring charges recorded during the first quarter of 1999. The residual excess reserve was reversed in 2000. As of December 31, 2001, no amount remains in exit cost accruals pertaining to the 1999 restructuring.

12. EMPLOYEE BENEFIT PLANS

     The Company has defined contribution 401(k) and profit sharing plans that cover substantially all employees who have met the eligibility requirements. Employees may contribute up to the maximum allowable under current regulations to the 401(k). There are no employee contributions to the profit sharing plan. The Company's contribution to each plan is at the discretion of the Company. The Company contributed $182,547, $127,374 and $132,493 in 2001, 2000 and 1999,
respectively.

13. INCOME TAXES

     The provision (benefit) for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The components of the provision for income taxes (benefit) included in the consolidated statements of operations is as follows:

                                                    2001          2000          1999
                                                 -----------   -----------   ----------
Current:
  Federal......................................  $        --   $   509,108   $  178,647
  State........................................       40,073      (290,728)     404,204
                                                 -----------   -----------   ----------
                                                      40,073       218,380      582,851
                                                 -----------   -----------   ----------
Deferred:
  Federal......................................    2,837,276      (778,147)   1,225,417
  State........................................   (2,164,991)     (628,308)     (77,268)
                                                 -----------   -----------   ----------
                                                     672,285    (1,406,455)   1,148,149
                                                 -----------   -----------   ----------
          Total continuing operations..........      712,358    (1,188,075)   1,731,000
Extraordinary item.............................           --      (655,729)          --
                                                 -----------   -----------   ----------
Total provision (benefit) for income taxes.....  $   712,358   $(1,843,804)  $1,731,000
                                                 ===========   ===========   ==========

     The total provision for income taxes (benefit) differed from the amount obtained by applying the federal statutory income tax rate to pre-tax accounting earnings (loss), before extraordinary item, as follows:

                                                    2001          2000          1999
                                                ------------   -----------   ----------
Tax at statutory rate of 34%..................  $(16,133,196)  $(4,296,043)  $1,659,136
State taxes, net of Federal benefit...........    (2,164,991)     (803,245)     198,518
Nondeductible goodwill amortization...........     4,751,761       207,597      656,910
Increases (decreases) in valuation reserves...    14,484,527     4,268,771     (435,500)
Earnings of Pooled Sub S corporations.........            --            --     (223,412)
Other.........................................      (225,743)     (565,155)    (124,652)
                                                ------------   -----------   ----------
  Income tax provision (benefit)..............  $    712,358   $(1,188,075)  $1,731,000
                                                ============   ===========   ==========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred tax assets and liabilities as of December 31, 2001, 2000 and 1999 are as follows:

                                                    2001          2000          1999
                                                ------------   -----------   ----------
Deferred tax assets:
  Goodwill....................................  $  2,691,766   $ 2,703,389   $2,994,000
  Merger reserves and accrued expenses........     3,068,051     2,542,012    1,176,000
  Allowance for doubtful accounts.............     2,223,416       998,192      383,000
  Original issue discount on debentures.......       288,800       288,800      289,000
  Net operating loss..........................    15,477,519     5,606,598    1,134,000
  Inventory overhead..........................       327,586       324,699      252,000
  Other.......................................       225,964       218,277       74,000
                                                ------------   -----------   ----------
     Total deferred tax assets................    24,303,102    12,681,967    6,302,000
Less valuation allowance......................   (18,753,298)   (4,268,771)          --
                                                ------------   -----------   ----------
Net deferred tax asset........................     5,549,804     8,413,196    6,302,000
Deferred tax liabilities:
  Property and equipment basis difference.....     4,900,515     7,473,353    6,585,000
  Goodwill on asset purchases.................       571,757       241,099      250,000
  Long term contracts.........................            --            --      226,000
  Other.......................................        77,532        26,459      178,000
                                                ------------   -----------   ----------
     Total deferred tax liabilities...........     5,549,804     7,740,911    7,239,000
                                                ------------   -----------   ----------
  Deferred tax asset (liabilities), net.......  $          0   $   672,285   $ (937,000)
                                                ============   ===========   ==========

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of future profitability. As a result of the substantial operating losses incurred during 2000 and 2001, the Company established valuation allowances for the entire net deferred tax asset as of December 31, 2001. The net change in the valuation allowance was an increase of $14,484,527 and $4,268,771 for the years ended December 31, 2001 and 2000 respectively. In 1999 the Company used approximately $8,200,000 of Federal net operating loss carryforwards to reduce taxes that would otherwise be payable. For financial reporting purposes a valuation allowance of $2,824,000 had been established to offset the net deferred tax assets related to these carryforwards at December 31, 1998. With the realization of the tax benefit of these loss carryforwards in 1999, the valuation allowance was no longer needed and $2,388,500 of the reduction in the valuation allowance was recorded as a reduction of acquired intangible assets in 1999. The remaining $435,500 decrease in the valuation allowance was recorded as a reduction of income tax expense in 1999.

     The Company also realized $1,084,796 of tax benefits related to the exercise of non-qualified stock options in 1999. There was no exercise of non-qualified stock options in 2001 and 2000. The $1,084,796 of tax benefits and $1,439,966 net proceeds on the exercise of stock options was recorded as additional paid in capital in 1999.

     The Company had net operating loss carryforwards of approximately $38,700,000 as of December 31, 2001 which begin to expire in 2010. A portion of these losses is subject to limitations regarding the offset of the Company's future taxable income. The Company does not expect any recent changes in the tax code to have a material effect upon the Company's statement of operations or financial condition.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

14. RELATED PARTY TRANSACTIONS

     In 1999 and 1998, the Company borrowed up to $2,400,000 under a $2,500,000 line of credit agreement from a company controlled by a member of the Board of Directors and his family. The line of credit bears interest at prime plus 1% and expires on June 30, 2001. At December 31, 1999 $1,500,000 was outstanding under the line. No balance was outstanding at December 31, 1998. The Company paid $109,933 and $171,849 in interest on this line in 1999 and 1998, respectively. During 2000 the line of credit was paid-off and terminated in conjunction with the entering into the Senior Credit Facility on June 30, 2000 (see note 8).

     On February 2, 1999 the Stout Partnership made a $5,000,000 unsecured loan to the Company bearing interest at 10%, with an original maturity date of June 30, 2001. The proceeds were used in the purchase of Eaglebrook (see note 4). The Stout Partnership borrowed the $5,000,000 from PNC Bank and the individual partners have personally guaranteed the loan. The Company paid $529,055 and $321,644 in interest on this loan in 2000 and 1999 respectively.

     On December 1, 2000 the Stout Partnership exchanged the $5,000,000 unsecured loan into a subordinated convertible debenture of an equal dollar amount which currently matures on July 1, 2002, with interest payable monthly in arrears at 11.5% per annum. The Company paid $573,204 of interest on this loan in 2001. The debenture is convertible into common stock at the lower of $2.00 per share or the lowest closing price of the Company's common stock during the four trading days prior to but not including the conversion date. The debenture is convertible at any time, in whole or part, at the option of the holder. In consideration of the Stout Partnership exchanging its unsecured loan for a subordinated convertible debenture and providing funding through Series E Preferred Stock, the Company granted 250,000 warrants at the exercise price of $1.50 per share. The $264,374 value assigned to the warrants was reflected as a discount from the face value of the debentures and was accreted over the original term of the debenture. In consideration for extending the maturity date of the debenture from December 1, 2001 to July 1, 2002, and because some of the assets of the Company were not disposed of as of June 1, 2001, on June 1, 2001 the Company granted an additional 250,000 warrants to purchase the Company's common stock to the Stout Partnership at an exercise price of $1.50 per share. In addition, during 2000 and 2001 Stout Partnership provided the Company with additional funding of $3,000,000 through the Series E Preferred stock private placement (see note 10).

     On March 1, 2002 all of the Company's outstanding Series D Preferred Stock was automatically converted into an equal amount of the Company's common stock in accordance with the Series D Certificate of Designation. The dividends in arrears pertaining to the Series D Preferred Stock was converted into a note payable to each holder of the Series D Preferred Stock in pro rata amounts based on the amount of shares held by each party (see note 10). In connection with this conversion, A.C. Schultes, Inc., a corporation controlled by August C. Schultes, III, a director of the Company, received a note payable in the amount of $110,864. Also in connection with the conversion, a note payable in the amount of $32,979 was issued to Consultants and Planners, Inc. Gary Ziegler, a director of the Company, is affiliated with Consultants and Planners, Inc.

     On March 4, 2002 the Company's Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002. All of the Series E Preferred Stock is held by the Stout Partnership.

     In December 2001, BET received notice regarding its award of a contract with the City of New York to perform environmental services at the Brooklyn Landfill on Pennsylvania Avenue in the Borough of Brooklyn (the "Brooklyn Contract"), subject to the satisfaction of certain conditions. These conditions included the issuance of a performance bond on behalf of BET in the amount of $57.5 million at the time of the execution of the Brooklyn Contract. Due to the deterioration in the Company's financial condition during the past year, the insurance company underwriting the performance bond requested a $4.0 million letter of credit and personal guarantors with liquid net worth of approximately $15.0 million in order to issue the performance bond. Neither BET nor the Company was able to deliver the required letter of credit or to obtain any third

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES parties interested in providing collateral and/or guarantees on the Company's behalf. In order to permit BET to obtain the Brooklyn Contract and to avoid the termination of negotiations related to the Clean Earth, Inc. sale transaction (see note 3), Mark S. Alsentzer, the Company's director, Chairman, and Chief Executive Officer, and Mr. Schultes established a group of personal indemnitors, including family members and affiliates of the two directors as well as third parties, who were willing to provide the letter of credit and guarantee for the issuance of the performance bond in exchange for a fee of $862,500. In the event that the Company is successful in completing the proposed transaction to sell Clean Earth, Inc. the purchaser will pay a portion of this fee.

     The Company has a professional services contract with Rosetto & Associates LLC, a private law firm, that performs legal work for the company as well as unrelated third parties. Mr. Rosetto, Executive Vice President, General Counsel and Secretary for the Company, is the sole principal of Rosetto & Associates. Rosetto & Associates billed the Company $523,305, $465,145 and $355,377 for legal services for the years ended December 31, 2001, 2000 and 1999 respectively, which includes payments to outside attorneys and consultants for the benefit of the Company. The Company billed $160,800, $160,800 and $206,514 to Rosetto & Associates for use of office space, office equipment and other shared services during the years ended December 31, 2001, 2000 and 1999 respectively.

     Strategic Alliance Group, LLC, which provides redevelopment services for landfills and other industrial properties, may consider engaging the services of the Company in connection with its operations, including, but not limited to, retaining Clean Earth as a subcontractor in connection with a landfill contract between Strategic Alliance Group, LLP and the City of Linden, New Jersey. Some of the Company's officers and employees, including Mark Alsentzer and Bruce Rosetto, own a minority interest in Strategic Alliance Group, LLC.

     In June 1999 the Company entered into an agreement to charter air services from a company owned by a former director. During 2000 and 2001, the Company did not utilize any services under this agreement and the charter service was discontinued. The Company leases approximately 3,240 square feet of office space for $62,000 per year from that same former director. The lease expires in October 2004.

15.  COMMITMENT AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, equipment, manufacturing facilities, and land under non-cancelable operating leases that expire at various dates through year 2028. Rent expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $5,077,000, $2,514,000 and $2,186,000 respectively.

     Future minimum payments are as follows for the year ending December 31:

2002........................................................  $ 5,006,000
2003........................................................    3,962,000
2004........................................................    2,413,000
2005........................................................    1,038,000
2006........................................................    1,114,000
Thereafter..................................................    5,580,000
                                                              -----------
          Total.............................................  $19,113,000
                                                              ===========

     The Company leases approximately 7.5 acres of land at its Delaware soil recycling facility at a rental of $1.00 per ton of soil received with a minimum rental of $50,000 per year. Rent expense under this lease was

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

$245,000, $213,000 and $190,000 in 2001, 2000 and 1999, respectively. The lease was renewed for five years in 1998 and contains two five-year renewal options. The lessor has the right and option at the time of renewal to require the Company to purchase the property at a purchase price of $100,000 per acre subject to annual escalation based on the Consumer Price Index from inception of the lease. The Company currently leases approximately 5 acres of land under the New Jersey soil recycling facility. The lease term is 30 years with two renewal options.

     The Company leases premises in Jersey City, New Jersey as an off-loading, processing and transfer facility for dredged materials. The lease expires in 2009, and terms of the lease include a component for minimum basic rent, and a component to compensate the lessor for its costs incurred in improving the property in 1999 and 2000. Such improvements included rail sidings, grading, paving and reconstruction of the pier and bulkhead on which a portion of the leased premises is located. The minimum rental payments include $305,000 per year through 2008 in connection with these property improvements.

EMPLOYMENT AGREEMENTS

     At December 31, 2001, the Company had employment agreements with certain officers and key employees. Salaries and benefits expense recorded under these agreements totaled approximately $4,028,000, $3,234,000 and $2,544,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum payments under these employment agreements are as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                        ------
2002........................................................  $2,538,000
2003........................................................     259,000
2004 and thereafter.........................................          --
                                                              ----------
                                                              $2,797,000
                                                              ==========

LEGAL PROCEEDINGS

     In April 2001, the Company was served with an arbitration demand from Southern Wood Services seeking an award of $3,328,000 due to the Company's failure to abide by the terms of a contract relative to the purchase of wood flour. On September 7, 2001, the arbitrators issued an award for damages in favor of Southern Wood Services in the amount of $1,759,822, inclusive of arbitration costs and expenses.

     The Company promptly appealed the award, however on February 28, 2002 the results of a hearing in the Superior Court of DeKalb County, Georgia, in a civil action, affirmed the arbitration ruling in favor of Southern Wood Services. The court upheld the $1,759,822 award for damages, and also ordered the Company to pay administrative fees, arbitrators' compensation and interest on the aggregate at 12% retroactive to September 7, 2001. As a result, the Company accrued $1,844,299 at December 31, 2001 in connection with this ruling. While the Company will continue to appeal this decision, the Company cannot avoid the judgement without posting a financial security bond. The Company is unable to post a financial security bond at this time, and has commenced negotiations to reach a settlement and payment plan with Southern Wood Services. No assurances can be given that the Company will be able to amicably resolve or reach a settlement and payment plan with Southern Wood Services.

     In December 1998, we purchased CENJ (then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, we could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at specific disposal sites. CENJ is currently named as a PRP in the following matters: Bayonne Barrel & Drum Site, Spectron, Inc. and Four County Landfill-Operable Unit #2. At December 31, 2001 the Company currently has accrued approximately $324,000 for estimated liabilities related to these

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES matters. The Company believes the accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that the accrual will be sufficient.

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

LICENSING AGREEMENTS

     During February of 1997, the Company entered into a licensing agreement with Rutgers University for the rights to commercially develop, manufacture and sell a composite building material from recycled waste. In exchange for $10,000 in cash and 187,500 shares of the Company's common stock, the Company received an exclusive license to use this material for certain applications, including railroad ties, marine pilings and building materials. The total consideration was valued at $103,750 and has been recorded as a component of other assets in the consolidated balance sheet. This agreement is in effect for at least ten years from the date of the initial product sales. The license agreement was subsequently modified in September of 2001. It requires the Company to pay an annual maintenance fee of $10,000 and a 2.5% royalty fee. The company had no sales of these products in 1999 and 2000 and had minimal sales in 2001.

     CEC has a license and operating agreement with SD&G Aggregates, Inc. ("SD&G") to conduct remediation of contaminated soils. The Company pays SD&G a royalty of 2% of CBC's sales. CBC commenced operations in July 1998 and recorded royalty expense of $85,000, $73,288 and $77,790 in 2001, 2000 and 1999,
respectively.

     The Company also has a license agreement with Paul T. Adam for the manufacture and commercial sale of contaminated or impacted dredge material from a wide variety of industrial waste streams that the Company uses in its environmental division. The license requires that the Company pay a royalty fee equal to 10% of net sales or 25% of net income, but in no event less than $0.20 per ton. No royalty fee was paid in 2001. Minimum annual royalties of $25,000 have been paid through 2003, and the license does not expire until December 5, 2011. During 2001 no dredge material was processed using the technology specified in this license agreement, thus no additional royalty expense was incurred.

     The Company also has a non-exclusive license with the Strandex Corporation to manufacture a composite railing product and deck plank, although the Company no longer uses the Strandex technology to manufacture composite planks. The license expires on April 22, 2011. The license requires a royalty fee equal to $.032 per pound of product manufactured. The Company did not manufacture any of this product in 2001.

LOSS CONTINGENCIES

     Loss contingencies are recorded and recognized by accruing a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

16.  SEGMENT REPORTING

     The Company's sales generating operations are conducted through its plastic lumber and environmental recycling divisions. Separate consolidated financial statements are prepared for each division. There are no intersegment or foreign revenues. The corporate administrative expenses consist of the executive officers of the Company and include the legal, accounting and enterprise wide cash management functions and public company expenses. Substantially all of the debt and related interest expense is also retained at corporate. The corporate administrative and interest expenses are not allocated to the two Divisions for management reports. The operating income of each of the Divisions is the principal measurement tool used to manage the two

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES segments. Information on the operating results of each segment for each of the years ended December 31, 2001, 2000 and 1999 follows (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Revenues:
  Environmental recycling............................  $116,220   $100,530   $ 85,499
  Plastic lumber.....................................    57,830     73,214     53,046
                                                       --------   --------   --------
                                                       $174,050   $173,744   $138,545
                                                       ========   ========   ========
Operating (loss) income:
  Environmental recycling............................  $ (9,141)  $  8,846   $  9,702
  Plastic lumber.....................................   (19,906)   (11,547)     2,474
  Corporate..........................................    (5,563)    (3,166)    (1,938)
                                                       --------   --------   --------
                                                       $(34,610)  $ (5,867)  $ 10,238
                                                       ========   ========   ========
Depreciation and amortization:
  Environmental recycling............................  $  4,080   $  3,586   $  3,765
  Plastic lumber.....................................     4,450      3,171      2,551
  Corporate..........................................        96        107         57
                                                       --------   --------   --------
                                                       $  8,626   $  6,864   $  6,373
                                                       ========   ========   ========

     Information with respect to assets of the segments and reconciliation to the financial statements is set forth below (in thousands):

                                                                2001       2000
                                                              --------   --------
Segment assets at December 31:
Environmental recycling.....................................  $ 71,945   $ 93,215
Plastic lumber..............................................    84,858    103,222
Corporate...................................................     4,866      3,974
                                                              --------   --------
                                                              $161,669   $200,411
                                                              ========   ========

     Expenditures for long-lived assets for the segments is set forth below (in thousands):

                                                            2001     2000      1999
                                                           ------   -------   -------
Segment assets at December 31:
Environmental recycling..................................  $1,786   $ 8,278   $26,494
Plastic lumber...........................................   1,599    19,354    33,344
Corporate................................................       3       186       381
                                                           ------   -------   -------
                                                           $3,388   $27,818   $60,219
                                                           ======   =======   =======

17.  DERIVATIVES

     As part of its overall interest rate risk management activities, the Company utilized interest rate related derivatives during 2001 to manage its exposure to various types of interest rate risks. The Company does not speculate using derivative instruments. The Company's risk management policies emphasize the management of interest rate risk within acceptable guidelines. The Company's objective in maintaining these policies is to limit volatility arising from changes in interest rates. Risks to be managed are primarily cash flow risks.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Utilization of derivative financial instruments provides a valuable tool to assist in the management of these risks.

     The Company is exposed to interest rate cash flow risk due to loans under its Senior Credit Facility whose interest payments are based on floating rate indices. The Company continually monitors changes in these exposures and their impact on its risk management activities. The Company had entered into interest rate swap agreements under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amounts. The financial institutions that were party to these interest rate swap agreements were two of the banks which provide loans under the Company's Senior Credit Facility. These agreements allowed the Company to offset the variability of floating rate loan interest with the variable interest payments due on the interest rate swaps. The Company assessed the effectiveness of these hedges by comparing the timing, frequency, and magnitude of changes in its interest rate to that of the interest rate referenced in the swap agreements, and no portion of the hedging instruments' gain or loss was excluded from the assessment of hedge effectiveness. During 2001 no gain or loss was recognized as a result of any ineffectiveness of the cash flow hedging instruments.

     The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $453,615 in accumulated other comprehensive income to recognize at fair value two interest-rate swap derivatives that are designated as a cash-flow hedging instruments. As of September 30, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive loss was $1,123,891. In December of 2001 the Company received notice from the banks that they were exercising their rights to terminate the interest rate swap agreements due to the Company's failure to comply with the terms of the Senior Credit Facility (see note 8). In accordance with the termination notice, the banks demanded compensation for their costs of liquidating their corresponding derivative obligations in the amount of $1,080,249. The Company accrued this amount as interest expense in 2001 and reversed the amounts included in other comprehensive loss in connection with the fair value of the interest rate swap derivatives. As a result of the termination of the interest swap agreements in 2001, comprehensive income for the twelve months ended December 31, 2001 was equal to the net income/loss amounts presented in the Company's statements of operations.

18.  CHANGES IN VALUATION ACCOUNTS

                                 BALANCE AT    CHARGES TO
                                BEGINNING OF   COSTS AND      CHARGED TO                   BALANCE AT
DESCRIPTION                        PERIOD       EXPENSES    OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
-----------                     ------------   ----------   --------------   ----------   -------------
AT DECEMBER 31, 2001:
Allowance for Doubtful
  Accounts Receivable.........   $2,375,479    $4,240,155             --     $1,444,911    $ 5,170,723
Deferred Tax Asset Valuation
  Allowance...................    4,268,771    14,484,527             --             --     18,753,298
AT DECEMBER 31, 2000:
Allowance for Doubtful
  Accounts Receivable.........   $1,139,870    $1,766,109             --     $  530,500    $ 2,375,479
Deferred Tax Asset Valuation
  Allowance...................           --     4,268,771             --             --      4,268,771
AT DECEMBER 31, 1999:
Allowance for Doubtful
  Accounts Receivable.........   $  460,907    $  621,755         57,208             --    $ 1,139,870
Deferred Tax Asset Valuation
  Allowance...................    2,824,000      (435,500)    (2,388,500)            --             --

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                              FISCAL QUARTER
                                            --------------------------------------------------
                                             FIRST    SECOND     THIRD      FOURTH     TOTAL
                                            -------   -------   --------   --------   --------
                                                 $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
2001
Sales, net................................  $38,636   $50,750   $ 46,823   $ 37,841   $174,050
Gross profit..............................    2,782     8,796      6,610      4,517     22,705
(Loss) earnings before extraordinary
  item....................................   (4,972)       71    (16,428)   (26,834)   (48,163)
Net (loss) earnings.......................   (4,972)       71    (16,428)   (26,834)   (48,163)
Net (loss) earnings attributable to Common
  shareholders............................   (5,652)     (160)   (16,661)   (27,067)   (49,540)
Net (loss) earnings per common
  share -- Basic:
  (Loss) earnings before extraordinary
     item.................................     (.16)     (.00)      (.44)      (.69)     (1.34)
Net (loss) earnings per common share......     (.16)     (.00)      (.44)      (.69)     (1.34)
                                            -------   -------   --------   --------   --------
Net (loss) earnings per common share --
  Diluted:
  (Loss) earnings before extraordinary
     item.................................     (.16)     (.00)      (.44)      (.69)     (1.34)
Net (loss) earnings per common share......     (.16)     (.00)      (.44)      (.69)     (1.34)
                                            -------   -------   --------   --------   --------
2000
Sales, net................................  $30,404   $44,260   $ 50,088   $ 48,992   $173,744
Gross profit..............................    5,517     9,630      6,115      3,566     24,828
(Loss) earnings before extraordinary
  item....................................     (670)    1,735     (2,450)   (10,062)   (11,447)
Net (loss) earnings.......................     (670)      796     (2,450)   (10,151)   (12,475)
Net (loss) earnings attributable to Common
  shareholders............................     (670)      796     (2,633)   (10,788)   (13,295)
Net (loss) earnings per common
  share -- Basic:
  (Loss) earnings before extraordinary
     item.................................     (.02)      .05       (.08)      (.31)      (.36)
Net (loss) earnings per common share......     (.02)      .02       (.08)      (.31)      (.39)
                                            -------   -------   --------   --------   --------
Net (loss) earnings per common share --
  Diluted:
  (Loss) earnings before extraordinary
     item.................................     (.02)      .05       (.08)      (.31)      (.36)
Net (loss) earnings per common share......     (.02)      .02       (.08)      (.31)      (.39)
                                            -------   -------   --------   --------   --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information contained in the Proxy Statement under the caption "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" relating to the 2002 Annual Meeting is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting which will be filed with the SEC within 120 days of the Company's fiscal year end.

     The information contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" relating to the 2002 Annual Meeting is incorporated herein by reference.

     Information regarding the officers of the Company who are not also directors can be found in ITEM 1, DIRECTORS AND OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the caption "Executive Compensation" relating to the 2002 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting which will be filed with the SEC within 120 days after the Company's fiscal year-end.

ITEM 13.  CERTAIN TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Certain Transactions" relating to the 2002 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS

EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  2.1    Agreement and Plan of Reorganization between Educational
         Storybooks International, Inc. and Earth Care Global
         Holdings, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File
         No. 333-22949) filed with the SEC on March 7, 1997)
  3.1    Restated Articles of Incorporation of U.S. Plastic Lumber
         Corp.
  3.2    Amended and Restated Bylaws (Incorporated by reference from
         Exhibit 3.7 to the Company's Form 10-K for the year ended
         December 31, 2000 filed with the SEC on April 3, 2001)
  3.3    Articles of Incorporation of Educational Resources, Inc.,
         the predecessor of the Company (Incorporated by reference
         from Exhibit 3.4 to the Company's Registration Statement on
         Form SB-2 (File No. 333-22949) filed with the SEC on March
         7, 1997)
  3.4    Plan and Articles of Merger of Educational Resources, Inc.
         into Earth Care Global Holdings, Inc. (Incorporated by
         reference from Exhibit 3.5 to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on March 7, 1997)

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  3.5    Certificate of Amendment to the Certificate of Designation
         of Preferences, Rights and Limitations of Series D Preferred
         Stock. (Incorporated by reference from Exhibit 4.1 to the
         Company's Current Report on Form 8-K filed with the SEC on
         June 22, 2001)
  3.6    Certificate of Amendment to the Certificate of Designation
         of Preferences, Rights and Limitations of Series E Preferred
         Stock
  4.1    5% Convertible Debenture issued to Halifax Fund, L.P.
         (Incorporated by reference from Exhibit 4.1 to the Company's
         Registration Statement on Form S-3 filed with the SEC on
         March 10, 2000 (File No. 333-32148))
  4.2    Common Stock Purchase Warrant issued to Halifax Fund, L.P.
         dated February 2, 2000 (Incorporated by reference from
         Exhibit 4.2 to the Company's Registration Statement on Form
         S-3 filed with the SEC on March 10, 2000 (File No.
         333-32148))
  4.3    Form of the 11.5% Convertible Debenture issued to Stout
         Partnership (Incorporated by reference as exhibit 4.3 on the
         Company's Form 10-K/A for the year ended December 31, 2000 filed with the SEC on January 18, 2002)
 10.1    Jeanell Sales Corp. Acquisition Agreement (Incorporated by
         reference from Exhibit 10.1 to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on March 7, 1997)
 10.2    Duratech Acquisition Agreement (Incorporated by reference
         from Exhibit 10.2 to the Company's Registration Statement on
         Form SB-2 (File No. 333-22949) filed with the SEC on March
         7, 1997)
 10.3    Clean Earth Acquisition Agreement (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on
         Form SB-2 (File No. 333-22949) filed with the SEC on March
         7, 1997)
 10.4    RPI Acquisition Agreement (Incorporated by reference from
         Exhibit 10.4 to the Company's Registration Statement on Form
         SB-2 (File No. 333-22949) filed with the SEC on March 7,
         1997)
 10.5    ARDT Acquisition Agreement (Incorporated by reference from
         Exhibit 10.5 to the Company's Registration Statement on Form
         SB-2 (File No. 333-22949) filed with the SEC on March 7,
         1997)
 10.6    Rutgers Licensing Agreement (Incorporated by reference from
         Exhibit 10.9 to the Company's Registration Statement on Form
         SB-2 (File No. 333-22949) filed with the SEC on March 7,
         1997)
 10.7    ESP Acquisition Agreement (Incorporated by reference from
         Exhibit 10.10 of Amendment One to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on August 26, 1997)
 10.8    ITS Acquisition Agreement (Incorporated by reference from
         Exhibit 10.11 of Amendment One to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on August 26, 1997)
 10.9    EPC Acquisition Agreement (Incorporated by reference from
         Exhibit 10.12 of Amendment One to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on August 26, 1997)
 10.10   IIC/USPL Joint Venture Agreement (Incorporated by reference from Exhibit 10.13 of Amendment One to the Company's
         Registration Statement on Form SB-2 (File No. 333-22949)
         filed with the SEC on August 26, 1997)
 10.11   S D & G License and Operating Agreement (Incorporated by
         reference from Exhibit 10.14 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
 10.12   Ground Lease Agreement (Carteret Biocycle) (Incorporated by
         reference from Exhibit 10.15 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10.13   Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by
         reference from Exhibit 10.19 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
 10.14   Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated
         by reference from Exhibit 10.20 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
 10.15   Lease Agreement (Consol. Realty/EPC) (Incorporated by
         reference from Exhibit 10.21 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
 10.16   Lease Agreement (Earth Care Products of Tennessee)
         (Incorporated by reference from Exhibit 10.23 of Amendment
         Two to the Company's Registration Statement on Form SB-2
         (File No. 333-22949) filed with the SEC on January 9, 1998)
 10.17   WCI Acquisition Agreement (Incorporated by reference from
         Exhibit 10.24 of Amendment Two to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on January 9, 1998)
 10.18   CTI Securities Purchase Agreement (Incorporated by reference from Exhibit 10.25 of Amendment Two to the Company's
         Registration Statement on Form SB-2 (File No. 333-22949)
         filed with the SEC on January 9, 1998)
 10.19   Employment Agreement -- Steven Sands (Incorporated by
         reference from Exhibit 10.26 of Amendment Two to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on January 9, 1998)
 10.20   ICC/USPL Joint Venture Agreement II (Incorporated by
         reference from Exhibit 10.28 of Amendment Two to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on January 9, 1998)
 10.21   PNC Bank of Delaware -- Promissory Note (Incorporated by
         reference from Exhibit 10.22 of Amendment Two to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on January 9, 1998)
 10.22   Eaglebrook Plastics, Inc. Stock Purchase Agreement
         (Incorporated by reference from Exhibit 10.1 to the
         Company's Form 8-K filed with the SEC on February 10, 1999)
 10.23   Eaglebrook Plastics, Inc. Stock Purchase Agreement
         (Incorporated by reference from Exhibit 10.2 to the
         Company's Form 8-K filed with the SEC on February 10, 1999)
 10.24   Coast Business Credit Loan and Security Agreement; Amendment
         to Loan and Security Agreement; Second Amendment to Loan and
         Security Agreement; Third Amendment to Loan and Security
         Agreement; and Fourth Amendment to Loan and Security
         Agreement (Incorporated by reference from Exhibit 10.33 to the Company's Form 10KSB filed with the SEC on March 30,
         1999)
 10.25   Convertible Debenture Purchase Agreement dated December 22,
         1998 (Incorporated by reference from Exhibit 10.34 to the
         Company's Form 10KSB filed with the SEC on March 30, 1999)
 10.26   Convertible Debenture Purchase Agreement dated January 26,
         1999 (Incorporated by reference from Exhibit 10.35 to the
         Company's Form 10KSB filed with the SEC on March 30, 1999)
 10.27   1999 Non-Employee Director Stock Option Plan (Incorporated
         by reference from Exhibit 10.37 to the Company's Form 10KSB filed with the SEC on March 30, 1999)
 10.28   Amended and Restated 1999 Employee Stock Option Plan
         (Incorporated by reference from Exhibit 10.38 to the
         Company's Form 10KSB filed with the SEC on March 30, 2000)
 10.29   Employment Agreement of Bruce C. Rosetto (Incorporated by
         reference from Exhibit 10.39 to the Company's Form 10KSB
         filed with the SEC on March 30, 2000)
 10.30   Employment Agreement of Michael D. Schmidt (Incorporated by
         reference from Exhibit 10.40 to the Company's Form 10KSB
         filed with the SEC on March 30, 2000)
 10.31   Employment Agreement of John W. Poling (Incorporated by
         reference from Exhibit 10.41 to the Company's Form 10KSB
         filed with the SEC on March 30, 2000)

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10.32   Employment Agreement of Mark S. Alsentzer (Incorporated by
         reference from Exhibit 10.42 to the Company's Form 10KSB
         filed with the SEC on March 30, 2000)
 10.33   Private Placement Stock Purchase Agreement dated August 20,
         1999 (Incorporated by reference from Exhibit 10.43 to the
         Company's Form 10KSB filed with the SEC on March 30, 2000)
 10.34   Asset Purchase Agreement -- Baron Enterprises, Inc.
         (Incorporated by reference from Exhibit 10.44 to the
         Company's Form 10-Q filed with the SEC on May 16, 2000)
 10.35   Master Security Agreement with GE Capital Corporation
         (Incorporated by reference from Exhibit 10.45 to the
         Company's Form 10-Q filed with the SEC on May 16, 2000)
 10.36   Credit Agreement with Bank of America dated as of June 30,
         2000 (Incorporated by reference from Exhibit 10.46 to the
         Company's Form 10-Q filed with the SEC on August 14, 2000)
 10.37   Waiver and First Amendment to the Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.47 to the Company's Form 10-Q filed with the SEC on November 14,
         2000)
 10.38   Convertible Debenture Purchase Agreement by and between the
         Company and Halifax Fund, L.P. dated February 2, 2000
         (Incorporated by reference from Exhibit 99.1 to the
         Company's Registration Statement on Form S-3 filed with the
         SEC on March 10, 2000 (File No. 333-32148))
 10.39   Registration Rights Agreement by and between the Company and
         Halifax Fund, L.P. dated February 2, 2000 (Incorporated by reference from Exhibit 99.2 to the Company's Registration
         Statement on Form S-3 filed with the SEC on March 10, 2000
         (File No. 333-32148))
 10.40   Common Stock Purchase Agreement with Fusion Capital Fund II,
         LLC (Incorporated by reference from Exhibit 10.50 to the
         Company's Form 10-K for the year ended December 31, 2000
         filed with the SEC on April 3, 2001)
 10.41   Waiver and Second Amendment to the Credit Agreement with
         Bank of America (Incorporated by reference from Exhibit
         10.51 to the Company's Form 10-K for the year ended December
         31, 2000 filed with the SEC on April 3, 2001)
 10.42   Amendments to the Master Security Agreement with GE Capital
         Corporation (Incorporated by reference from Exhibit 10.52 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)
 10.43   Form of the Letter Agreement by and between the Company and
         Stout Partnership, dated November 13, 2000 (Incorporated by reference as exhibit 4.3 on the Company's Form 10-K/A for
         the year ended December 31, 2000 filed with the SEC on
         January 18, 2002)
 10.44   Form of the Convertible Debenture Purchase Agreement by and
         between the Company and Stout Partnership, dated December 1,
         2000 (Incorporated by reference as exhibit 4.3 on the
         Company's Form 10-K/A for the year ended December 31, 2000 filed with the SEC on January 18, 2002)
 10.45   Form of the Amendment to the Convertible Debenture Purchase
         Agreement by and between the Company and Stout Partnership, dated March 15, 2001 (Incorporated by reference as exhibit
         4.3 on the Company's Form 10-K/A for the year ended December
         31, 2000 filed with the SEC on January 18, 2002)
 10.46   Form of the Amendment to the Convertible Debenture Purchase
         Agreement by and between the Company and Stout Partnership, dated November, 2001 (Incorporated by reference as exhibit
         4.3 on the Company's Form 10-K/A for the year ended December
         31, 2000 filed with the SEC on January 18, 2002)
 10.47   Purchase Agreement entered into as of December 29, 2001
         among New CEI Inc., a Delaware corporation and Clean Earth,
         Inc., a Delaware corporation and U.S. Plastic Lumber Corp.,
         (Incorporated by reference as exhibit 10.2 on the Company's
         Form 8-K filed with the SEC on January 25, 2002)
 10.48   Amendment to Purchase Agreement dated as of February 12,
         2002 among New CEI Inc., a Delaware corporation and Clean
         Earth, Inc., a Delaware corporation and U.S. Plastic Lumber
         Corp., (Incorporated by reference as exhibit to the
         Company's Definitive proxy statement filed with the SEC on
         February 15, 2002)

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10.49   Forbearance and modification agreement entered into as of
         the 28th day of February, 2002 by and among General Electric
         Capital Corporation, ("GE CAPITAL"), the other LENDERS, U.S.
         Plastic Lumber Ltd., Eaglebrook, Inc. and U.S. Plastic
         Lumber, Corp. (Incorporated by reference as exhibit 10.2 on the Company's Form 8-K filed with the SEC on March 19, 2002)
 10.50   Forbearance Agreement to Credit Agreement effective as of
         November 14, 2002 between the BANKS and U.S. Plastic Lumber,
         Corp. (Incorporated by reference as exhibit 10.1 on the
         Company's Form 8-K filed with the SEC on January 25, 2002)
 11.1    Statement or Computation of Per Share Earnings (Included in
         Note 1 of the Notes to Consolidated Financial Statements)
 21.1    List of Subsidiaries of the Company
 23.1    Consent of KPMG LLP

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

                                          Date: April 1, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK S. ALSENTZER                                                           April 1, 2002
-----------------------------------------------------
Mark S. Alsentzer, Chairman of the Board Chief
Executive Officer and President

/s/ JOHN W. POLING                                                              April 1, 2002
-----------------------------------------------------
John W. Poling, Chief Financial Officer and Chief
Accounting Officer

/s/ AUGUST C. SCHULTES III                                                      April 1, 2002
-----------------------------------------------------
August C. Schultes III, Director

/s/ GARY J. ZIEGLER                                                             April 1, 2002
-----------------------------------------------------
Gary J. Ziegler, Director

/s/ ROGER N. ZITRIN                                                             April 1, 2002
-----------------------------------------------------
Roger N. Zitrin, Director

/s/ KENNETH LEUNG                                                               April 1, 2002
-----------------------------------------------------
Kenneth Leung, Director

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1       Agreement and Plan of Reorganization between Educational
              Storybooks International, Inc. and Earth Care Global
              Holdings, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File
              No. 333-22949) filed with the SEC on March 7, 1997)
    3.1       Restated Articles of Incorporation of U.S. Plastic Lumber
              Corp. (Incorporated by reference from Exhibit 3.1 to the
              Company's Form 10-K for the year ended December 31, 2000
              filed with the SEC on April 3, 2001)
    3.2       Amended and Restated Bylaws (Incorporated by reference from
              Exhibit 3.7 to the Company's Form 10-K for the year ended
              December 31, 2000 filed with the SEC on April 3, 2001)
    3.3       Articles of Incorporation of Educational Resources, Inc.,
              the predecessor of the Company (Incorporated by reference
              from Exhibit 3.4 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)
    3.4       Plan and Articles of Merger of Educational Resources, Inc.
              into Earth Care Global Holdings, Inc. (Incorporated by
              reference from Exhibit 3.5 to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on March 7, 1997)
    3.5       Certificate of Amendment to the Certificate of Designation
              of Preferences, Rights and Limitations of Series D Preferred
              Stock. (Incorporated by reference from Exhibit 4.1 to the
              Company's Current Report on Form 8-K filed with the SEC on
              June 22, 2001)
    3.6       Certificate of Amendment to the Certificate of Designation
              of Preferences, Rights and Limitations of Series E Preferred
              Stock
    4.1       5% Convertible Debenture issued to Halifax Fund, L.P.
              (Incorporated by reference from Exhibit 4.1 to the Company's
              Registration Statement on Form S-3 filed with the SEC on
              March 10, 2000 (File No. 333-32148))
    4.2       Common Stock Purchase Warrant issued to Halifax Fund, L.P.
              dated February 2, 2000 (Incorporated by reference from
              Exhibit 4.2 to the Company's Registration Statement on Form
              S-3 filed with the SEC on March 10, 2000 (File No.
              333-32148))
    4.3       Form of the 11.5% Convertible Debenture issued to Stout
              Partnership (Incorporated by reference as exhibit 4.3 on the
              Company's Form 10-K/A for the year ended December 31, 2000 filed with the SEC on January 18, 2002)
   10.1       Jeanell Sales Corp. Acquisition Agreement (Incorporated by
              reference from Exhibit 10.1 to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on March 7, 1997)
   10.2       Duratech Acquisition Agreement (Incorporated by reference
              from Exhibit 10.2 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)
   10.3       Clean Earth Acquisition Agreement (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)
   10.4       RPI Acquisition Agreement (Incorporated by reference from
              Exhibit 10.4 to the Company's Registration Statement on Form
              SB-2 (File No. 333-22949) filed with the SEC on March 7,
              1997)
   10.5       ARDT Acquisition Agreement (Incorporated by reference from
              Exhibit 10.5 to the Company's Registration Statement on Form
              SB-2 (File No. 333-22949) filed with the SEC on March 7,
              1997)
   10.6       Rutgers Licensing Agreement (Incorporated by reference from
              Exhibit 10.9 to the Company's Registration Statement on Form
              SB-2 (File No. 333-22949) filed with the SEC on March 7,
              1997)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.7       ESP Acquisition Agreement (Incorporated by reference from
              Exhibit 10.10 of Amendment One to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on August 26, 1997)
   10.8       ITS Acquisition Agreement (Incorporated by reference from
              Exhibit 10.11 of Amendment One to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on August 26, 1997)
   10.9       EPC Acquisition Agreement (Incorporated by reference from
              Exhibit 10.12 of Amendment One to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on August 26, 1997)
   10.10      IIC/USPL Joint Venture Agreement (Incorporated by reference from Exhibit 10.13 of Amendment One to the Company's
              Registration Statement on Form SB-2 (File No. 333-22949)
              filed with the SEC on August 26, 1997)
   10.11      S D & G License and Operating Agreement (Incorporated by
              reference from Exhibit 10.14 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
   10.12      Ground Lease Agreement (Carteret Biocycle) (Incorporated by
              reference from Exhibit 10.15 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
   10.13      Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by
              reference from Exhibit 10.19 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
   10.14      Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated
              by reference from Exhibit 10.20 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
   10.15      Lease Agreement (Consol. Realty/EPC) (Incorporated by
              reference from Exhibit 10.21 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
   10.16      Lease Agreement (Earth Care Products of Tennessee)
              (Incorporated by reference from Exhibit 10.23 of Amendment
              Two to the Company's Registration Statement on Form SB-2
              (File No. 333-22949) filed with the SEC on January 9, 1998)
   10.17      WCI Acquisition Agreement (Incorporated by reference from
              Exhibit 10.24 of Amendment Two to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on January 9, 1998)
   10.18      CTI Securities Purchase Agreement (Incorporated by reference from Exhibit 10.25 of Amendment Two to the Company's
              Registration Statement on Form SB-2 (File No. 333-22949)
              filed with the SEC on January 9, 1998)
   10.19      Employment Agreement -- Steven Sands (Incorporated by
              reference from Exhibit 10.26 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
   10.20      ICC/USPL Joint Venture Agreement II (Incorporated by
              reference from Exhibit 10.28 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
   10.21      PNC Bank of Delaware -- Promissory Note (Incorporated by
              reference from Exhibit 10.22 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
   10.22      Eaglebrook Plastics, Inc. Stock Purchase Agreement
              (Incorporated by reference from Exhibit 10.1 to the
              Company's Form 8-K filed with the SEC on February 10, 1999)
   10.23      Eaglebrook Plastics, Inc. Stock Purchase Agreement
              (Incorporated by reference from Exhibit 10.2 to the
              Company's Form 8-K filed with the SEC on February 10, 1999)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.24      Coast Business Credit Loan and Security Agreement; Amendment
              to Loan and Security Agreement; Second Amendment to Loan and
              Security Agreement; Third Amendment to Loan and Security
              Agreement; and Fourth Amendment to Loan and Security
              Agreement (Incorporated by reference from Exhibit 10.33 to the Company's Form 10KSB filed with the SEC on March 30,
              1999)
   10.25      Convertible Debenture Purchase Agreement dated December 22,
              1998 (Incorporated by reference from Exhibit 10.34 to the
              Company's Form 10KSB filed with the SEC on March 30, 1999)
   10.26      Convertible Debenture Purchase Agreement dated January 26,
              1999 (Incorporated by reference from Exhibit 10.35 to the
              Company's Form 10KSB filed with the SEC on March 30, 1999)
   10.27      1999 Non-Employee Director Stock Option Plan (Incorporated
              by reference from Exhibit 10.37 to the Company's Form 10KSB filed with the SEC on March 30, 1999)
   10.28      Amended and Restated 1999 Employee Stock Option Plan
              (Incorporated by reference from Exhibit 10.38 to the
              Company's Form 10KSB filed with the SEC on March 30, 2000)
   10.29      Employment Agreement of Bruce C. Rosetto (Incorporated by
              reference from Exhibit 10.39 to the Company's Form 10KSB
              filed with the SEC on March 30, 2000)
   10.30      Employment Agreement of Michael D. Schmidt (Incorporated by
              reference from Exhibit 10.40 to the Company's Form 10KSB
              filed with the SEC on March 30, 2000)
   10.31      Employment Agreement of John W. Poling (Incorporated by
              reference from Exhibit 10.41 to the Company's Form 10KSB
              filed with the SEC on March 30, 2000)
   10.32      Employment Agreement of Mark S. Alsentzer (Incorporated by
              reference from Exhibit 10.42 to the Company's Form 10KSB
              filed with the SEC on March 30, 2000)
   10.33      Private Placement Stock Purchase Agreement dated August 20,
              1999 (Incorporated by reference from Exhibit 10.43 to the
              Company's Form 10KSB filed with the SEC on March 30, 2000)
   10.34      Asset Purchase Agreement -- Baron Enterprises, Inc.
              (Incorporated by reference from Exhibit 10.44 to the
              Company's Form 10-Q filed with the SEC on May 16, 2000)
   10.35      Master Security Agreement with GE Capital Corporation
              (Incorporated by reference from Exhibit 10.45 to the
              Company's Form 10-Q filed with the SEC on May 16, 2000)
   10.36      Credit Agreement with Bank of America dated as of June 30,
              2000 (Incorporated by reference from Exhibit 10.46 to the
              Company's Form 10-Q filed with the SEC on August 14, 2000)
   10.37      Waiver and First Amendment to the Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.47 to the Company's Form 10-Q filed with the SEC on November 14,
              2000)
   10.38      Convertible Debenture Purchase Agreement by and between the
              Company and Halifax Fund, L.P. dated February 2, 2000
              (Incorporated by reference from Exhibit 99.1 to the
              Company's Registration Statement on Form S-3 filed with the
              SEC on March 10, 2000 (File No. 333-32148))
   10.39      Registration Rights Agreement by and between the Company and
              Halifax Fund, L.P. dated February 2, 2000 (Incorporated by reference from Exhibit 99.2 to the Company's Registration
              Statement on Form S-3 filed with the SEC on March 10, 2000
              (File No. 333-32148))
   10.40      Common Stock Purchase Agreement with Fusion Capital Fund II,
              LLC (Incorporated by reference from Exhibit 10.50 to the
              Company's Form 10-K for the year ended December 31, 2000
              filed with the SEC on April 3, 2001)
   10.41      Waiver and Second Amendment to the Credit Agreement with
              Bank of America (Incorporated by reference from Exhibit
              10.51 to the Company's Form 10-K for the year ended December
              31, 2000 filed with the SEC on April 3, 2001)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.42      Amendments to the Master Security Agreement with GE Capital
              Corporation (Incorporated by reference from Exhibit 10.52 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)
   10.43      Form of the Letter Agreement by and between the Company and
              Stout Partnership, dated November 13, 2000 (Incorporated by reference as exhibit 4.3 on the Company's Form 10-K/A for
              the year ended December 31, 2000 filed with the SEC on
              January 18, 2002)
   10.44      Form of the Convertible Debenture Purchase Agreement by and
              between the Company and Stout Partnership, dated December 1,
              2000 (Incorporated by reference as exhibit 4.3 on the
              Company's Form 10-K/A for the year ended December 31, 2000 filed with the SEC on January 18, 2002)
   10.45      Form of the Amendment to the Convertible Debenture Purchase
              Agreement by and between the Company and Stout Partnership, dated March 15, 2001 (Incorporated by reference as exhibit
              4.3 on the Company's Form 10-K/A for the year ended December
              31, 2000 filed with the SEC on January 18, 2002)
   10.46      Form of the Amendment to the Convertible Debenture Purchase
              Agreement by and between the Company and Stout Partnership, dated November, 2001 (Incorporated by reference as exhibit
              4.3 on the Company's Form 10-K/A for the year ended December
              31, 2000 filed with the SEC on January 18, 2002)
   10.47      Purchase Agreement entered into as of December 29, 2001
              among New CEI Inc., a Delaware corporation and Clean Earth,
              Inc., a Delaware corporation and U.S. Plastic Lumber Corp.,
              (Incorporated by reference as exhibit 10.2 on the Company's
              Form 8-K filed with the SEC on January 25, 2002)
   10.48      Amendment to Purchase Agreement dated as of February 12,
              2002 among New CEI Inc., a Delaware corporation and Clean
              Earth, Inc., a Delaware corporation and U.S. Plastic Lumber
              Corp., (Incorporated by reference as exhibit to the
              Company's Definitive proxy statement filed with the SEC on
              February 15, 2002)
   10.49      Forbearance and modification agreement entered into as of
              the 28th day of February, 2002 by and among General Electric
              Capital Corporation, ("GE CAPITAL"), the other LENDERS, U.S.
              Plastic Lumber Ltd., Eaglebrook, Inc. and U.S. Plastic
              Lumber, Corp. (Incorporated by reference as exhibit 10.2 on the Company's Form 8-K filed with the SEC on March 19, 2002)
   10.50      Forbearance Agreement to Credit Agreement effective as of
              November 14, 2002 between the BANKS and U.S. Plastic Lumber,
              Corp. (Incorporated by reference as exhibit 10.1 on the
              Company's Form 8-K filed with the SEC on January 25, 2002)
   11.1       Statement or Computation of Per Share Earnings (Included in
              Note 1 of the Notes to Consolidated Financial Statements)
   21.1       List of Subsidiaries of the Company
   23.1       Consent of KPMG LLP