Form 10-Q
period 2002-03-31
U S PLASTIC LUMBER CORP
filed 2002-05-14
CIK 1014851

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

    Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the registrant's common stock as of March 31, 2002 is 44,319,286 shares.

================================================================================

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  UNAUDITED FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2002
  and December 31, 2001............................................      2

Condensed Consolidated Statements of Operations for the
  Three Months Ended March 31, 2002 and 2001.......................      3

Condensed Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 2002 and 2001.............................      4

Notes to Condensed Consolidated Financial Statements...............      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................     17


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................     24

Item 2.  Changes in Securities and Use of Proceeds.................     24

Item 3.  Defaults Upon Senior Securities...........................     25

Item 4.  Submission of Matters to a Vote of Security
         Holders...................................................     25

Item 6.  Exhibits and Reports on Form 8-K..........................     25

SIGNATURES.........................................................     26



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

                   U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     At March 31, 2002 and December 31, 2001
                  Dollar amounts in thousands except share data
                                   (Unaudited)



                                                                                                      2002               2001
                                                                                                   ---------          ---------
                                          ASSETS

      CURRENT ASSETS
          Cash and cash equivalents .....................................................         $   1,062          $     912
          Accounts receivable, net of allowance for doubtful accounts of $4,974 and
              $5,171, respectively ......................................................            38,185             37,316
          Inventories ...................................................................             5,458              5,666
          Prepaid expenses and other assets .............................................             2,730              2,351
                                                                                                  ---------          ---------
             Total current assets .......................................................            47,435             46,245

      Property, plant and equipment (net) ...............................................            86,440             86,916
      Assets held for sale ..............................................................             1,071              1,071
      Goodwill (net) ....................................................................            13,031             13,031
      Other intangibles .................................................................             8,897              8,665
      Other assets ......................................................................             5,057              5,741
                                                                                                  ---------          ---------
             Total assets ...............................................................         $ 161,931          $ 161,669
                                                                                                  =========          =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
          Accounts payable ..............................................................         $  32,885          $  30,658
          Notes and capital leases payable, current portion .............................            52,150             51,779
          Accrued expenses ..............................................................             8,986              9,182
          Convertible subordinated debentures, net of unamortized discount ..............             3,798              3,579
          Convertible subordinated debentures - affiliates, net of unamortized discount .                --              5,000
          Restructuring accrual .........................................................               648              1,275
          Other liabilities .............................................................             4,840              5,297
                                                                                                  ---------          ---------
             Total current liabilities ..................................................           103,307            106,770

      Notes and capital leases payable, net of current portion ..........................             6,323              5,641
      Deferred income taxes and other liabilities .......................................               609                324
      Minority interest .................................................................               165                165
      Convertible subordinated debentures, net of unamortized discount ..................             5,351              5,584
      Convertible subordinated debentures - affiliates, net of unamortized discount .....             5,000                 --
                                                                                                  ---------          ---------
             Total liabilities ..........................................................           120,755            118,484
                                                                                                  ---------          ---------

      STOCKHOLDERS' EQUITY
          Convertible preferred stock, par value $.001; authorized 5,000,000 shares;
              Series "D" 15%, issued and outstanding 0 and 1,187,285 shares, respectively                --                  1
              Series "E" 10%, issued and outstanding 0 and 1,714,285 shares, respectively                --                  2
          Common stock par value $.0001, authorized 100,000,000 shares;
             issued and outstanding 44,319,286 and 39,611,392 shares, respectively ......                 4                  4
          Additional paid-in capital ....................................................           105,158            104,177
          Accumulated deficit ...........................................................           (63,986)           (60,999)
                                                                                                  ---------          ---------
             Total stockholders' equity .................................................            41,176             43,185
                                                                                                  ---------          ---------
             Total liabilities and stockholders' equity .................................         $ 161,931          $ 161,669
                                                                                                  =========          =========



                  See accompanying notes to condensed unaudited
                       consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Dollar amounts in thousands except share and per share data
                   Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)


                                                                       2002                  2001
                                                                   ------------          ------------
      Sales, net .........................................         $     36,888          $     38,636

      Cost of goods sold .................................               30,459                35,854
                                                                   ------------          ------------
              Gross profit ...............................                6,429                 2,782

      Selling, general and administrative expenses .......                5,925                 5,715
      Restructuring and asset impairment charge ..........                   --                   182
                                                                   ------------          ------------
              Operating income (loss) ....................                  504                (3,115)

      Interest and other income ..........................                   83                    18
      Interest expense ...................................                3,397                 2,585
                                                                   ------------          ------------
              Loss before income taxes ...................               (2,810)               (5,682)

      Income tax benefit .................................                   --                  (710)
                                                                   ------------          ------------
              Net loss ...................................               (2,810)               (4,972)

      Preferred stock dividend earned ....................                  177                   680
                                                                   ------------          ------------
              Net loss attributable to common stockholders         $     (2,987)         $     (5,652)
                                                                   ============          ============
      Net loss per common share - Basic: .................         $      (0.07)         $      (0.16)

      Net loss per common share - Diluted: ...............         $      (0.07)         $      (0.16)

      Weighted average common shares outstanding:
              Basic ......................................           41,028,479            34,918,105
              Diluted ....................................           41,028,479            34,918,105


                  See accompanying notes to condensed unaudited
                       consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                 Dollar amounts in thousands except share data
                                  (Unaudited)



                                                                                                2002                 2001
                                                                                            -----------          -----------
      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss ................................................................         $    (2,810)         $    (4,972)
                                                                                            -----------          -----------
          Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation ........................................................               1,591                1,601
              Amortization ........................................................                 271                  513
              Deferred income tax benefit .........................................                  --                 (710)
              Amortization of deferred financing costs ............................                 863                  249
              Reduction of discounts on convertible subordinated debentures .......                 271                  118
              Interest expense paid in kind .......................................                  64                   --
              Beneficial conversion feature of convertible subordinated debentures                  250                   --
              Gain on sale of property, plant & equipment .........................                 (11)                  --
          Changes in operating assets and liabilities, net of acquisitions:
              Accounts receivable .................................................              (1,241)               4,326
              Inventories .........................................................                 275                2,474
              Prepaid expenses and other current assets ...........................                (379)                 477
              Other assets ........................................................                (309)              (1,677)
              Accounts payable ....................................................               2,227                 (877)
              Other liabilities ...................................................                 110                 (561)
              Accrued expenses ....................................................                (368)                 554
                                                                                            -----------          -----------
                   Net cash provided by operating activities ......................                 804                1,515

      CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures for property and equipment .........................              (1,218)                (832)
          Divestitures of property, plant and equipment ...........................                  47                   83
                                                                                            -----------          -----------
                   Net cash used in investing activities ..........................              (1,171)                (749)

      CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from the sale of common stock, net of issuance costs ...........                 376                    6
          Proceeds from the sale of preferred stock, net of issuance costs ........                  --                1,000
          Proceeds from notes payable .............................................                 500                   --
          Payments of notes payable ...............................................                (359)              (3,436)
                                                                                            -----------          -----------
              Net cash provided by (used in) financing activities .................                 517               (2,430)
                                                                                            -----------          -----------
      Net change in cash and cash equivalents .....................................                 150               (1,664)
      Cash and cash equivalents, beginning of period ..............................                 912                2,211
                                                                                            -----------          -----------
      Cash and cash equivalents, end of period ....................................         $     1,062          $       547
                                                                                            ===========          ===========

      Supplemental disclosure of cash flow information:
          Cash paid during the period for:

          Interest ................................................................         $       744          $     1,831
          Income taxes ............................................................         $         4          $         4


      Number of shares issued during the period for non-cash transactions:
          Compensation - employees and directors ..................................               4,400                4,400
          Litigation settlements ..................................................                  --               45,000
          Conversion of debenture and preferred stock .............................           3,903,494                   --
          Investment banking and commitment fees ..................................                  --              200,000



                  See accompanying notes to condensed unaudited
                       consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

    U.S. Plastic Lumber Corp. and its subsidiaries (collectively the "Company") are engaged in the manufacturing of recycled plastic lumber and other products and environmental remediation services, including recycling of soils that have been exposed to hydrocarbons and the beneficial reuse of dredge materials. The Company's plastic lumber customers are located primarily throughout the United States, however the Company does have a small number of international customers. The Company's environmental remediation, dredge and soil recycling customers are located primarily in the Northeastern United States.

BASIS OF PRESENTATION

    The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC for the year ended December 31, 2001. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

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

    The Company is highly leveraged, and during 2000 and 2001 incurred substantial losses from operations, primarily resulting from the significant expenses incurred in its plastic lumber division. The Company's accumulated deficit and working capital deficit totaled approximately $64.0 million and $55.9 million respectively as of March 31, 2002. The Company's obligations to make payments under, achieve and maintain compliance with the covenants in its Senior Credit Facility and Master Credit Facility are material financial commitments.

    On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the Company's Plastic Lumber division the Company would not make the $2.5 million term loan payment due September 30, 2001. In addition, the Company was not in compliance with some of the covenants under its Senior Credit Facility as of September 30, 2001. Substantially all of the assets of the Company have been pledged as collateral with respect to the Senior Credit Facility. Effective November 14, 2001, the Company entered into a forbearance agreement with the participating banks whereby the lenders under the Senior Credit Facility agreed to accept interest only payments from the Company and allowed it to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of its assets. Pursuant to the terms of the forbearance agreement, the lenders also agreed not to take any action against the Company with respect to covenant violations as of September 30 and December 31, 2001. The forbearance period terminated on February 28, 2002. Although the Company did not, as of February 28, 2002, make the required principal payments under the forbearance agreement that were originally due September 30, and December 31, 2001 in the amount of $2.5 million each, as well as the required interest payments of approximately $215,000 and $197,000 due January 31, and February 28, 2002 respectively, the lenders took no action against the Company. In addition, the Company did not make the $2.5 million principal payment that was due March 31, 2002 and the interest payment of approximately $203,000 that was due April 1, 2002. The Company also has an additional $2.5 million principal payment due June 30, 2002 and the outstanding balance of the Senior Credit Facility is due in its entirety on July 1, 2002. At March 31, 2002, amounts outstanding under the Senior Credit Facility totaled approximately $40.9 million, including accrued interest, fees and penalties.

     On April 12, 2002, the Company entered into a supplemental forbearance agreement with the senior lenders under the Senior Credit Facility. This agreement extends the forbearance period in connection with the Company's failure to make its September 30, 2001, December 31, 2001 and March 31, 2002 principal payments and the interest payments due January 31, February 28, and April 1, 2002, to May 31, 2002. The forbearance also applies to all outstanding violations of financial covenants. Under the terms of the supplemental forbearance agreement, the Company is required to make payments to the senior lenders in the aggregate of approximately $716,000 at various dates between April 12, and May 30, 2002, including all of the costs and expenses pertaining to the senior lenders' retention of a financial consultant to evaluate the operations, financial records, business prospects, economic value and other aspects of the Company. Payments made under the terms of this agreement are to be applied first to amounts payable to the lenders' financial consultant, second to interest that was due January 31, 2002, third to interest that was due February 28, 2002 and fourth to interest that was due April 1, 2002. The Company is also required to maintain at all times a retainer with the lenders' financial consultant of not less than $75,000. As of May 13, 2002 the Company has made all required payments under the supplemental forbearance agreement, including $200,000 of payments to the lenders' financial consultant. In addition, a termination of the purchase agreement between the Company and New CEI, Inc. (see note 3 to the Condensed Consolidated Financial Statements) shall be considered a forbearance default under the terms of the supplemental forbearance agreement.

     On January 3, 2002, the Company notified all of the participants in its Master Credit Facility with GE Capital Corporation that it would not be making any further principal payments until at least April of 2002. In addition, the Company did not make the term payment of approximately $1.7 million due January 2, 2002 and, as of September 30, and December 31, 2001, was not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments, and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, the Company will be required to make a $500,000 principal payment upon the proposed sale of Clean Earth, Inc., if it takes place. In addition, the Company will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of
(i) the Company's obtaining a new revolving credit facility with availability of at least $10 million to replace its existing revolving credit facility; (ii) the Company's exercising the purchase option on, and subsequently obtaining a mortgage against, its Chicago property; or (iii) September 30, 2002. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant for June 30, 2002 and adds new covenants for minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") commencing March 31, 2002. It also requires the Company, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of the Company's property, plant and equipment that these lenders currently have no security interest in. The Company was in compliance with the EBITDA covenant at March 31, 2002.

     Pursuant to this agreement, commencing on September 1, 2002, the Master Credit Facility will be restructured to a 48-month term. The Company will be required to pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 1% of its obligations under the Master Credit Facility outstanding as of the date of the proposed sale of Clean Earth. This forbearance fee will be immediately due and payable if the closing of the proposed sale of Clean Earth does not occur by June 1, 2002. The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. The Senior Credit Facility has a similar provision with respect to the Master Credit Facility. At March 31, 2002, amounts outstanding under the Master Credit Facility totaled approximately $11.4 million. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of the Company's other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others. Because the proposed sale transaction described in
Note 3 did not take place, the Company did not make the required principal payments under the Forbearance and Modification Agreement for April of 2002, and has requested an extension of the forbearance period to July 1, 2002. Although the failure to make the required principal payments constitute a forbearance default under the terms of the Forbearance and Modification Agreement, the lenders under the Master Credit Facility have yet to take any action against the Company, including declaration of default.

     The Company is also required to retire its $4.0 million convertible debenture issued to Halifax Fund, L.P., on or before July 1, 2002. In addition, the $4.0 million convertible debenture contains a provision which provides that the sale or transfer by the Company of substantially all of its assets gives the holder an option to consider the debenture immediately due and payable and require the Company to redeem this debenture at a redemption price equal to 100% of the outstanding principal amount of the debenture or at a premium. The holder of a significant portion of the Company's convertible debentures has a second lien on substantially all of the assets of the Company. The Forbearance and Modification Agreement to the Master Credit Facility prohibits the Company from making any payments of principal, interest or any other amounts due and owing to Halifax Fund, L.P., other than the payment of Halifax' $4.0 million debenture, Stout Partnership or any future subordinated lender for one year from the date of the closing of the proposed sale of Clean Earth, if consummated, unless an equal payment, in addition to all currently scheduled principal and interest payments, is paid to the participants in the Master Credit Facility.

     On April 2, 2002 the maturity date of the $5.0 million convertible debenture payable to Stout Partnership, the Company's largest stockholder, was extended from July 1, 2002 to July 1, 2003 in exchange for increasing the interest rate on the debenture from 11.5% to 16%. Several members of the Company's board of directors and Mark S. Alsentzer, the Company's Chief Executive Officer, are affiliated with Stout Partnership.

     The Company currently does not have the financial resources to repay its debt obligations under the Senior Credit Facility, Master Credit Facility and $4 million convertible debenture as they become due or in the event that current or future events of default are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of its assets. The Company's current and past failures to comply with the terms of its Senior Credit Facility and Master Credit Facility, as well as the related forbearance agreement and other debt obligations, and the material financial obligations currently contained in its Senior Credit Facility and Master Credit Facility have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On December 29, 2001 the Company entered into an agreement to sell 100% of the capital stock of its wholly owned subsidiary, Clean Earth, Inc., to a newly created corporation owned by Founders Equity, Inc. See note 3 for further information on the proposed sale of Clean Earth, Inc. No assurances can be given that the Company will be able to close this transaction or that the Company will be successful in selling Clean Earth, Inc. at all in the event this transaction is not consummated. If the Company is successful in completing the sale transaction as described in note 3, it will pay down its entire Senior Credit Facility, and to the extent it has proceeds remaining, it will also pay down the $4.0 million convertible debenture that requires redemption upon the sale of substantially all of the Company's assets. While there can be no assurances, the Company believes that this sale transaction, if consummated, would be a critical catalyst in allowing the Company to reorganize its capital structure and cure its liquidity crisis.

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

3.  AGREEMENT TO SELL CLEAN EARTH, INC.

     On December 29, 2001 the Company entered into a purchase agreement, subsequently amended on February 12, 2002, and again on March 5, 2002, to sell 100% of the capital stock of Clean Earth, Inc. ("CEI") to New CEI Inc., a newly created Delaware corporation owned by affiliates of Founders Equity, Inc. ("Founders"), an investment group headquartered in New York, New York, subject to approval of the Company's shareholders. The purchaser has found a new equity investor to participate in the transaction and provide the equity financing. This new investor is nearing completion of its due diligence and the Company is currently negotiating amended terms to the purchase agreement with this new investor. In order to obtain the necessary financing to complete this transaction, the new investor may require the amendment of certain terms of the purchase agreement, including but not limited to adjustment mechanisms which may affect the cash portion of the purchase price, and the cash to be received by the Company at the time of closing. If the cash to be received at the time of closing is to be less than $42,500,000, the Company will re-solicit shareholders for approval, as required by the definitive proxy statement outlining the terms of the transaction. No assurances can be given that the Company will be able to close this transaction or that the Company will be successful in selling CEI at all in the event the sale to New CEI, Inc. is not consummated.

Under the terms of the purchase agreement, the purchase price will consist of:

    o $45.0 million, of which $44.0 million will be payable at the closing and $1.0 million will be held in escrow pending the outcome of several purchase price adjustments pursuant to the terms of the Purchase Agreement; and

    o 45,000 shares of the Junior Preferred Stock of New CEI, Inc. The Junior Preferred Stock is redeemable upon the earlier of (i) the tenth anniversary of the issuance of the Junior Preferred Stock, (ii) a change of control event, or (iii) a registered offering of New CEI's securities that results in gross proceeds of at least $25.0 million. The Junior Preferred Stock will be subordinate to the senior debt of New CEI and the other outstanding preferred stock of New CEI.

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

     If New CEI has received the mezzanine financing of at least $8.0 million but less than $10.0 million by or at the closing, the cash portion of the purchase price will be reduced by the amount by which the amount of the mezzanine financing is less than $10.0 million, but such reduction will not, unless the Company, in its sole discretion, agrees otherwise, cause the closing date cash payment to be less than $43.5 million.

     In addition, the receivables pursuant to (i) the Company's ownership interest in the joint venture between Interstate Industrial Corp. and the Company (ii) the Quakertown Foundry Site Agreement between Integrated Technical Services, a subsidiary of CEI, and the Pennsylvania Department of Environmental Protection were not included as part of the purchase agreement. The net book value of these receivables was approximately $1,640,000 as of March 31, 2002.

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

     The terms of the purchase agreement, as amended, provide for significant preconditions to the purchaser's obligation to close the transaction. These preconditions include, but are not limited to, requirements that the purchaser obtain $32.0 million of senior debt and $10.0 million of mezzanine financing prior to closing the transaction. The Company cannot predict the date as to when all of these preconditions will be met or whether they will be met at all. On March 5, 2002 the agreement, which had been terminated by a letter from New CEI dated March 4, 2002, was reinstated and amended to allow New CEI additional time to meet all of the preconditions to closing the transaction, and to extend the date for which either party to the transaction could terminate the agreement from March 31, 2002 to April 21, 2002. As of May 12, 2002 neither party has terminated the purchase agreement.

     Because the purchaser has not met all of these preconditions, and since the shareholder approval was only applicable to the specific purchase agreement, the Company did not account for CEI as a discontinued operation in the accompanying consolidated financial statements.

4.  CAPITAL STOCK

SERIES D CONVERTIBLE PREFERRED STOCK

     In September of 2000 the Company issued 1,187,285 shares of its Series D Preferred Stock and received net proceeds of $4.1 million. The Series D Preferred Stock contained a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series D Preferred Stock was convertible into one share of the Company's common stock at the option of the holder any time after March 31, 2001, and the Company had certain rights to redeem or require conversion of the Series D Preferred Stock prior to March 1, 2002. Otherwise, the Series D Preferred Stock would automatically convert into common stock on March 1, 2002.

     The Company did not pay any of the required cash dividends on the Series D Preferred Stock due to a deterioration in the Company's financial condition. Dividends in arrears on the Series D Preferred Stock amounted to approximately $809,000 at December 31, 2001 and $911,000 at February 28, 2002. On February 28,
2002 the Company offered a promissory note to each holder of Series D Preferred Stock for the corresponding amount of unpaid dividends owed to each holder and this amount is reflected in Notes Payable on the Company's balance sheet as of March 31, 2002. Only one Series D shareholder has executed the note. The note pays quarterly interest at 5% per annum and is due April 1, 2004. On March 1, 2002 all 1,187,285 shares of outstanding Series D Preferred Stock were converted into an equal number of shares of common stock.

SERIES E CONVERTIBLE PREFERRED STOCK

    Between November 2000 and March 2001, the Company issued a total 1,714,285 shares of its Series E Preferred Stock to the Stout Partnership in exchange for payments to the Company in the aggregate of $3,000,000. The stock paid a monthly cash dividend at an annual rate of 10%. Each share of Series E Preferred Stock was convertible into one share of the Company's common stock at the option of the holder at any time after December 31, 2001, subject to certain rights of the Company to redeem or require conversion of the Series E Preferred Stock prior to March 1, 2002. Otherwise, the Series E Preferred Stock was to have automatically converted into common stock on March 1, 2002. On March 4, 2002 the Company's Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002. On March 31, 2002 all 1,714,285 shares of outstanding Series E Preferred Stock were converted into an equal number of shares of common stock.

COMMON STOCK PRIVATE PLACEMENT

    On February 19, 2002, the Company issued 800,000 shares of common stock at a purchase price of $0.50 per share. This private placement transaction was not registered under the Securities and Exchange Act of 1933 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Net proceeds after issuance costs of $376,000 were used for general corporate purposes.

5.  NOTES AND CAPITAL LEASES PAYABLE

    On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the Company's plastic lumber division the Company would not make the $2.5 million term loan payment due September 30, 2001. In addition, the Company was not in compliance with some of the covenants under its Senior Credit Facility as of September 30, 2001. Substantially all of the assets of the Company have been pledged as collateral with respect to the Senior Credit Facility. Effective November 14, 2001, the Company entered into a forbearance agreement with the participating banks whereby the lenders under the Senior Credit Facility agreed to accept interest only payments from the Company and allowed it to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of its assets. Pursuant to the terms of the forbearance agreement, the lenders also agreed not to take any action against the Company with respect to covenant violations as of September 30 and December 31, 2001. The forbearance period terminated on February 28, 2002. Although the Company did not, as of February 28, 2002, make the required principal payments under the forbearance agreement that were originally due September 30, and December 31, 2001 in the amount of $2.5 million each, as well as the required interest payments of approximately $215,000 and $197,000 due January 31, and February 28, 2002 respectively, the lenders took no action against the Company. In addition, the Company did not make the $2.5 million principal payment that was due March 31, 2002 and the interest payment of approximately $203,000 that was due April 1, 2002. The Company also has an additional $2.5 million principal payment due June 30, 2002 and the outstanding balance of the Senior Credit Facility is due in its entirety on July 1, 2002. At March 31, 2002, amounts outstanding under the Senior Credit Facility totaled approximately $40.9 million, including accrued interest, fees and penalties.

     On April 12, 2002, the Company entered into a supplemental forbearance agreement with the senior lenders under the Senior Credit Facility. This agreement extends the forbearance period in connection with the Company's failure to make its September 30, 2001, December 31, 2001 and March 31, 2002 principal payments, as well the interest payments due January 31, February 28, and April 1, 2002, to May 31, 2002. The forbearance also applies to all outstanding violations of financial covenants. Under the terms of the supplemental forbearance agreement, the Company is required to make payments to the senior lenders in the aggregate of approximately $716,000 at various dates between April 12, and May 30, 2002, including all of the costs and expenses pertaining to the senior lenders' retention of a financial consultant to evaluate the operations, financial records, business prospects, economic value and other aspects of the Company. Payments made under the terms of this agreement are to be applied first to amounts payable to the lenders' financial consultant, second to interest that was due January 31, 2002, third to interest that was due February 28, 2002 and fourth to interest that was due April 1, 2002. The Company is also required to maintain at all times a retainer with the lenders' financial consultant of not less than $75,000. As of May 13, 2002 the Company has made all required payments under the supplemental forbearance agreement, including $200,000 of payments to the lenders' financial consultant. In addition, a termination of the purchase agreement between the Company and New CEI, Inc. (see note 3 to the Condensed Consolidated Financial Statements) shall be considered a forbearance default under the terms of the supplemental forbearance agreement.

     On January 3, 2002, the Company notified all of the participants in its Master Credit Facility with GE Capital Corporation that it would not be making any further principal payments until at least April of 2002. In addition, the Company did not make the term payment of approximately $1.7 million due January 2, 2002 and, as of September 30, and December 31, 2001, was not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, the Company will be required to make a $500,000 principal payment upon the proposed sale of Clean Earth, Inc., if it takes place. In addition, the Company will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of
(i) the Company's obtaining a new revolving credit facility with availability of at least $10 million to replace its existing revolving credit facility; (ii) the Company's exercising the purchase option on, and subsequently obtaining a mortgage against, its Chicago property; or (iii) September 30, 2002. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant for June 30, 2002 and adds new covenants for minimum levels of EBITDA commencing March 31, 2002. It also requires the Company, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of the Company's property, plant and equipment that these lenders currently have no security interest in. The Company was in compliance with the EBITDA covenant as of March 31, 2002.

     Pursuant to this agreement, commencing on September 1, 2002, the Master Credit Facility will be restructured to a 48-month term. The Company will be required to pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 1% of its obligations under the Master Credit Facility outstanding as of the date of the proposed sale of Clean Earth. This forbearance fee will be immediately due and payable if the closing of the proposed sale of Clean Earth does not occur by June 1, 2002. The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. The Senior Credit Facility has a similar provision with respect to the Master Credit Facility. At March 31, 2002, amounts outstanding under the Master Credit Facility totaled approximately $11.4 million. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of the Company's other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others. Because the proposed sale transaction described in
Note 3 did not take place, the Company did not make the required principal payments under the Forbearance and Modification Agreement for April of 2002, and has requested an extension of the forbearance period to July 1, 2002. Although the failure to make the required principal payments constitute a forbearance default under the terms of the Forbearance and Modification Agreement, the lenders under the Master Credit Facility have yet to take any action against the Company, including declaration of default.

     The Company did not make the payments of approximately $267,000 that were due on December 31, 2001 and December 31, 2000 in connection with the $800,000 Note assumed in a 1999 acquisition. On February 4, 2002 the Company reached an agreement with the holder of the Note, Waste Management Inc., to amend the terms of the Note whereby it would be due in three equal annual installments beginning December 31, 2002. The agreement also waives the failure to make the aforementioned principal and interest payments that had been due on December 31, 2001 and 2000.

Notes payable and capital leases consist of the following (in thousands):

                                                                       MARCH 31, 2002           DECEMBER 31, 2001
                                                                   -----------------------    ----------------------
Term loan under the Senior Credit Facility                                        $25,000                   $25,000
Revolving credit line under the Senior Credit Facility                             12,900                    12,400
Equipment term loans under the Master Credit Facility                              11,356                    11,356
Mortgage notes and capital leases payable collateralized by
  certain  facilities  and  equipment  owned by the Company and
  its subsidiaries                                                                  4,488                     4,840
Other notes payable                                                                 4,729                     3,824
                                                                   -----------------------    ----------------------
Total notes payable and capital leases                                             58,473                    57,420
        Less current portion:                                                      52,150                    51,779
                                                                   -----------------------    ----------------------
                                                                                  $ 6,323                    $5,641
                                                                   =======================    ======================

6.  CONVERTIBLE SUBORDINATED DEBENTURES

    On February 2, 2000 the Company issued a 5% $7,500,000 convertible subordinated debenture (the "Fiscal 2000 Debenture") to Halifax Fund, L.P. ("Halifax") which is convertible into the Company's common stock. On February 20, 2001, Halifax exercised its rights under the terms of the debenture to require the Company to (a) repurchase the debenture for cash at 110% of the outstanding principal amount plus all accrued, unpaid interest, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. The Company did not elect option (a), therefore the Minimum Floating Conversion Price was permanently re-set to zero. The effect of re-setting the Minimum Floating Conversion Price to zero is that upon conversion of the Fiscal 2000 Debenture into common stock the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently the NASDAQ National Market) during the four (4) trading days prior to but not including the holder's conversion date. The right of the debenture holder to convert the debenture to common stock is limited in that the holder may not convert the debenture if upon such conversion the holder will become a beneficial owner of more than 9.9% of the total issued and outstanding shares of the Company's common stock. If the holder elects to convert and the entire debenture cannot be converted due to this limitation, the Company must settle in cash that portion of the debenture which cannot be converted to stock when the debenture matures in February of 2005, at 110% of the sum of the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

    On February 4, 2002 $349,000 of the previously issued convertible subordinated debenture and approximately $2,000 of unpaid interest were converted into 1,001,923 shares of common stock at a conversion price of $0.35 per share. As a result of this conversion, the Company recorded a beneficial conversion feature benefit granted to the holder of approximately $250,000, which was charged to interest expense during the quarter ended March 31, 2002. As of March 31, 2002, approximately $5,351,000 net of discounts, is outstanding on the Fiscal 2000 convertible subordinated debenture.

    On June 15, 2001, the Company issued a convertible subordinated debenture due May 31, 2002 in the principal amount of $4.0 million (the "Fiscal 2001 Debenture") and a warrant to purchase 250,000 shares of its common stock, at an initial purchase price of $2.00 per share, to Halifax. Halifax paid the Company $4.0 million for these securities. The principal amount of the Fiscal 2001 Debenture currently bears interest at an annual rate of 25% and is due on July 1, 2002.

    The Company has the option at any time and, upon five business day's notice, to repurchase all or any part of the Fiscal 2001 Debenture. At August 15, 2001, the Company did not repurchase the Fiscal 2001 Debenture, nor did it consummate a sale/leaseback of some of its assets under the terms described in the Fiscal 2001 Debenture Purchase Agreement. As a result, Halifax may convert the principal amount plus accrued interest and any default payments on the Fiscal

2001 Debenture into shares of the Company's common stock at a conversion price per share equal to the average of the lowest trading price of the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. In addition, because the Fiscal 2001 Debenture was not repurchased by August 15, 2001 and the sale/leaseback was not completed, in accordance with the terms of the Fiscal 2001 Debenture the Company issued to Halifax for no consideration another Warrant to purchase 250,000 shares of its common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001, which was $0.90 per share. As of March 31, 2002 the outstanding balance on the Fiscal 2001 convertible debenture is $3,797,701, net of discounts associated with the issuance of the above-mentioned warrants. The Company did not make the required quarterly interest payments on this debenture of $250,000 for the three-month periods ending December 31, 2001 and March 31, 2002.

    As part of the financing, the Company also granted a subordinate lien on all its assets to Halifax through a Security Agreement. The lien not only secures the Company's obligations under the Fiscal 2001 Debenture, but it also secures the Company's obligations under the Fiscal 2000 Debenture due February 5, 2005 and the promissory note for dividends in arrears pertaining to the Company's Series D Convertible Preferred Stock previously sold to Halifax. In addition, the Fiscal 2001 Debenture Purchase Agreement with Halifax required that the shares and associated warrants underlying the Fiscal 2001 Debenture be registered within 90 days of the June 15, 2001 closing date of the agreement. The Fiscal 2001 Debenture Purchase Agreement provides that the Company pay in cash a default payment of 2.5% of the sum of the outstanding principal amount of the Fiscal 2001 Debenture plus the accrued interest for each thirty day period that the shares are not registered. As of March 31, 2002 the Company had not filed a registration statement to register these shares and the Company has accrued $650,000 in penalties due Halifax as a result of the Company's failure to register these shares.

7.  RESTRUCTURING CHARGES

    In September of 2001 the Company announced the closing of three of its manufacturing facilities and the leasing of two of its resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. With the exception of activities associated with exiting the facilities, the Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants were transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. The Company is currently attempting to obtain a buyout or sublease of the closed facilities. In addition, the Company discontinued raw material processing at its Auburn, Massachusetts and Chino, California resin plants and agreed to lease these operations to other raw material processors. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. The plan of restructure was adopted by management and the board of directors and communicated to employees in late September of 2001. During the fourth quarter of 2001, the Company recorded an acquired intangibles impairment charge related to the environmental division of $13.5 million as a result of the proposed sale of CEI (see note 3) and the requirement to reduce to fair value the carrying value of CEI's long-lived assets. The following is a summary of the restructuring and asset impairment charges recorded during the third and fourth quarter of 2001:

Write-down for equipment impairment                            $8,694,000
Write-down for goodwill impairment                             14,616,000
Lease termination, severance and other exit costs               1,656,000
                                                              ------------
     Total restructuring and asset impairment charges         $24,966,000
                                                              ============


    During 2001 the Company paid approximately $761,000 in employee termination, lease termination and other exit costs in connection with the restructuring and approximately $895,000 remained in the accrual as of December 31, 2001, primarily for lease termination expenses. During the three months ended March 31, 2002 the Company paid approximately $534,000 in lease termination and employee termination costs in connection with the restructuring and approximately $361,000 remained in the accrual at March 31, 2002.

    In the fourth quarter of 2000, the Company committed to a plan to restructure and to consolidate some of its smaller plants within the plastic lumber division. Specifically, the Company closed its Reidsville, North Carolina facility in the fourth quarter of 2000, its Green Bay, Wisconsin and Vernon, California facilities in January 2001 and its Sweetser, Indiana facility early in the third quarter of 2001. As a result, the Company recorded a charge of

$3,417,000 in the fourth quarter of 2000 for equipment impairment and lease termination costs in connection with the restructuring. As of December 31, 2000, the Company had accrued $1,098,000 in connection with the lease termination costs and anticipates making lease termination payments throughout 2001 and 2002 as it completes its restructuring plan. During 2001 the Company paid approximately $564,000 in lease termination payments and charged this amount against the accrual. Also during 2001, the Company reversed $154,000 of the accrual for other exit costs due to a change in estimate. As of December 31, 2001 the Company had approximately $380,000 remaining in its 2000 restructuring accrual for lease termination payments. During the three months ended March 31, 2002 the Company paid approximately $93,000 in lease termination payments and had approximately $287,000 remaining in its 2000 restructuring accrual as of March 31, 2002.

8.  LEGAL PROCEEDINGS

    In April 2001, the Company was served with an arbitration demand from Southern Wood Services seeking an award of $3,328,000 due to the Company's failure to abide by the terms of a contract relative to the purchase of wood flour. On September 7, 2001, the arbitrators issued an award for damages in favor of Southern Wood Services in the amount of $1,760,000, inclusive of arbitration costs and expenses.

    The Company promptly appealed the award, however on February 28, 2002 the results of a hearing in the Superior Court of DeKalb County, Georgia, in a civil action, affirmed the arbitration ruling in favor of Southern Wood Services. The court upheld the $1,760,000 award for damages, and also ordered the Company to pay administrative fees, arbitrators' compensation and interest on the aggregate at 12% retroactive to September 7, 2001. As a result, the Company accrued $1,844,000 at December 31, 2001 in connection with this ruling. While the Company will continue to appeal this decision, the Company cannot avoid the judgement without posting a financial security bond. The Company is unable to post a financial security bond at this time, and has commenced negotiations to reach a settlement and payment plan with Southern Wood Services. No assurances can be given that the Company will be able to amicably resolve or reach a settlement and payment plan with Southern Wood Services.

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at specific disposal sites. CENJ is currently named as a PRP in the following matters:
Bayonne Barrel & Drum Site, Spectron, Inc. and Four County Landfill-Operable Unit #2. At March 31, 2002 the Company has accrued approximately $324,000 for estimated liabilities related to these matters. The Company believes the accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that the accrual will be sufficient.

    The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

    The Company adopted the provisions of SFAS No. 141 during 2001 and initially adopted the provisions of SFAS No. 142 on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the initial adoption of SFAS No. 142.

    SFAS No. 141 requires that upon adoption of SFAS No. 142 the Company must evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. SFAS No. 142 requires the Company to reassess the useful lives and residual values of all amortizable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within six months of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company has identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle and the Company would restate its financial statements as of March 31, 2002.

    At December 31, 2001, the Company had approximately $13.0 million of unamortized goodwill, an unamortized permit in the amount of approximately $8.1 million, which was acquired in a purchase business combination by its environmental recycling division in 1999, and unamortized patents of approximately $600,000, which are subject to the transition provisions of SFAS No. 141 and 142. During the first three months of 2002 the Company added approximately $372,000 of other intangibles with an estimated useful life of four years which are also subject to these provisions. The Company has determined that the permit has a useful life of 18 years as of January 1, 2002 and adjusted its amortization from 25 years effective with that date. The Company is currently evaluating the $13.0 million of unamortized goodwill and expects to record any transition adjustment for this goodwill no later than June 30, 2002. The following table summarizes the carrying value of the Company's amortizable intangible assets:

    (Dollar amounts in thousands:)
                                                 2002             2001
                                               -------          -------
      Permit .........................         $ 9,337          $ 9,337
             Accumulated amortization           (1,385)          (1,269)
                                               -------          -------
             Carrying amount - Permit            7,952            8,068
      Patents ........................             811              810
             Accumulated amortization             (231)            (213)
                                               -------          -------
             Carrying amount - Patents             580              597
      Other ..........................             372               --
             Accumulated amortization               (7)              --
                                               -------          -------
             Carrying amount - Other .             365               --
                                               -------          -------
      Total, net .....................         $ 8,897          $ 8,665
                                               =======          =======

    During the three months ended March 31, 2002, aggregate amortization expense for the Company's intangible assets was approximately $141,000. As of March 31, 2002, estimated aggregate annual amortization expense for the Company's intangible assets are as follows (in thousands):

        YEAR ENDING                                           AMOUNTS
        -----------                                        ------------
        2002........................................       $       541
        2003........................................               556
        2004........................................               556
        2005........................................               556
        2006........................................               548
                                                           ------------
                                                           $     2,757
                                                           ============


    In connection with the initial adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. Had goodwill amortization ceased as of January 1, 2001, net loss and loss per diluted common share for the first three months of 2001 would have been reduced by approximately $307,000 and $.01 respectively.

    Also, in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 143 may have on its consolidated results of operations and financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Adoption of the provisions of SFAS No. 144 on January 1, 2002 had no material effect on the Company's consolidated results of operations and financial position.

10.  SEGMENT REPORTING

    The Company has two reportable operating segments. The Plastic lumber division manufactures structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities. The Environmental recycling division provides environmental recycling services including environmental construction services, upland disposal of dredge materials, beneficial re-use of industrial wastes and on-site recycling services. The operating results of the two segments are as follows (in thousands):

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                  --------------------------
                                                    2002              2001
                                                  --------          --------

      Sales:
        Environmental recycling .........         $ 22,684          $ 22,980
        Plastic lumber ..................           14,204            15,656
                                                  --------          --------
                Total ...................         $ 36,888          $ 38,636
                                                  ========          ========
      Operating Income (Loss):
        Environmental recycling .........         $  1,154          $   (363)
        Plastic lumber ..................              810            (2,132)
        Corporate .......................           (1,460)             (620)
                                                  --------          --------
                Total ...................         $    504          $ (3,115)
                                                  ========          ========
      Depreciation and Amortization:
        Environmental recycling .........         $    902          $  1,017
        Plastic lumber ..................              936             1,073
        Corporate .......................               24                24
                                                  --------          --------
                Total ...................         $  1,862          $  2,114
                                                  ========          ========
      Expenditures for Long-Lived Assets:
        Environmental recycling .........         $    497          $    667
        Plastic lumber ..................            1,094               165
        Corporate .......................                0                 0
                                                  --------          --------
                Total ...................         $  1,591          $    832
                                                  ========          ========

    The operating income of the Plastic Lumber division in 2001 includes a $182,000 restructuring charge, with no comparable amount in 2002.

    The identifiable assets of the respective segments is set forth below (in thousands):

                                        MARCH 31,      DECEMBER 31,
                                          2002             2001
                                      -----------     --------------
      Identifiable assets:
        Environmental recycling         $ 67,219         $ 71,945
        Plastic lumber ........           89,156           84,858
        Corporate .............            5,556            4,866
                                        --------         --------
                Total .........         $161,931         $161,669
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

    The Company is highly leveraged, and during 2000 and 2001 incurred substantial losses from operations, primarily resulting from the significant expenses incurred in its plastic lumber division. The Company's accumulated deficit and working capital deficit totaled approximately $64.0 million and $55.9 million respectively as of March 31, 2002. The Company's obligations to make payments under, achieve and maintain compliance with the covenants in its Senior Credit Facility and Master Credit Facility are material financial commitments.

    On September 28, 2001, the Company notified all of the banks which participate in its Senior Credit Facility that due to lower than expected sales at the Company's plastic lumber division the Company would not make the $2.5 million term loan payment due September 30, 2001. In addition, the Company was not in compliance with some of the covenants under its Senior Credit Facility as of September 30, 2001. Substantially all of the assets of the Company have been pledged as collateral with respect to the Senior Credit Facility. Effective November 14, 2001, the Company entered into a forbearance agreement with the participating banks whereby the lenders under the Senior Credit Facility agreed to accept interest only payments from the Company and allowed it to defer the September 30, and December 31, 2001 principal payments until the earlier of February 28, 2002 or the sale of some of its assets. Pursuant to the terms of the forbearance agreement, the lenders also agreed not to take any action against the Company with respect to covenant violations as of September 30 and December 31, 2001. The forbearance period terminated on February 28, 2002. Although the Company did not, as of February 28, 2002, make the required principal payments under the forbearance agreement that were originally due September 30, and December 31, 2001 in the amount of $2.5 million each, as well as the required interest payments of approximately $215,000 and $197,000 due January 31, and February 28, 2002 respectively, the lenders took no action against the Company. In addition, the Company did not make the $2.5 million principal payment that was due March 31, 2002 and the interest payment of approximately $203,000 that was due April 1, 2002. The Company also has an additional $2.5 million principal payment due June 30, 2002 and the outstanding balance of the Senior Credit Facility is due in its entirety on July 1, 2002. At March 31, 2002, amounts outstanding under the Senior Credit Facility totaled approximately $40.9 million, including accrued interest, fees and penalties.

     On April 12, 2002, the Company entered into a supplemental forbearance agreement with the senior lenders under the Senior Credit Facility. This agreement extends the forbearance period in connection with the Company's failure to make its September 30, 2001, December 31, 2001 and March 31, 2002 principal payments, as well the interest payments due January 31, February 28, and April 1, 2002, to May 31, 2002. The forbearance also applies to all outstanding violations of financial covenants. Under the terms of the supplemental forbearance agreement, the Company is required to make payments to the senior lenders in the aggregate of approximately $716,000 at various dates between April 12, and May 30, 2002, including all of the costs and expenses pertaining to the senior lenders' retention of a financial consultant to evaluate the operations, financial records, business prospects, economic value and other aspects of the Company. Payments made under the terms of this agreement are to be applied first to amounts payable to the lenders' financial consultant, second to interest that was due January 31, 2002, third to interest that was due February 28, 2002 and fourth to interest that was due April 1, 2002. The Company is also required to maintain at all times a retainer with the lenders' financial consultant of not less than $75,000. As of May 13, 2002 the Company has made all required payments under the supplemental forbearance agreement, including $200,000 of payments to the lenders' financial consultant. In addition, a termination of the purchase agreement between the Company and New CEI, Inc. (see note 3 to the Condensed Consolidated Financial Statements) shall be considered a forbearance default under the terms of the supplemental forbearance agreement.

     On January 3, 2002, the Company notified all of the participants in its Master Credit Facility with GE Capital Corporation that it would not be making any further principal payments until at least April of 2002. In addition, the

Company did not make the term payment of approximately $1.7 million due January 2, 2002 and, as of September 30, and December 31, 2001, was not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments, and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, the Company will be required to make a $500,000 principal payment upon the proposed sale of Clean Earth, Inc., if it takes place. In addition, the Company will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of
(i) the Company's obtaining a new revolving credit facility with availability of at least $10 million to replace its existing revolving credit facility; (ii) the Company's exercising the purchase option on, and subsequently obtaining a mortgage against, its Chicago property; or (iii) September 30, 2002. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant for June 30, 2002 and adds new covenants for minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") commencing March 31, 2002. It also requires the Company, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of the Company's property, plant and equipment that these lenders currently have no security interest in. The Company was in compliance with EBITDA covenant as of March 31, 2002.

     Pursuant to this agreement, commencing on September 1, 2002, the Master Credit Facility will be restructured to a 48-month term. The Company will be required to pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 1% of its obligations under the Master Credit Facility outstanding as of the date of the proposed sale of Clean Earth. This forbearance fee will be immediately due and payable if the closing of the proposed sale of Clean Earth does not occur by June 1, 2002. The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of the Company's Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. The Senior Credit Facility has a similar provision with respect to the Master Credit Facility. At March 31, 2002, amounts outstanding under the Master Credit Facility totaled approximately $11.4 million. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of the Company's other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others. Because the proposed sale transaction described in
Note 3 did not take place, the Company did not make the required principal payments under the Forbearance and Modification Agreement for April of 2002, and has requested an extension of the forbearance period to July 1, 2002. Although the failure to make the required principal payments constitute a forbearance default under the terms of the Forbearance and Modification Agreement, the lenders under the Master Credit Facility have yet to take any action against the Company, including declaration of default.

     The Company is also required to retire its $4.0 million convertible debenture issued to Halifax Fund, L.P., on or before July 1, 2002. In addition, the $4.0 million convertible debenture contains a provision which provides that the sale or transfer by the Company of substantially all of its assets gives the holder an option to consider the debenture immediately due and payable and require the Company to redeem this debenture at a redemption price equal to 100% of the outstanding principal amount of the debenture or at a premium. The holder of a significant portion of the Company's convertible debentures has a second lien on substantially all of the assets of the Company. The Forbearance and Modification Agreement to the Master Credit Facility prohibits the Company from making any payments of principal, interest or any other amounts due and owing to Halifax Fund, L.P., other than the payment of Halifax' $4.0 million debenture, Stout Partnership or any future subordinated lender for one year from the date of the closing of the proposed sale of Clean Earth, if consummated, unless an equal payment, in addition to all currently scheduled principal and interest payments, is paid to the participants in the Master Credit Facility.

     On April 2, 2002 the maturity date of the $5.0 million convertible debenture payable to Stout Partnership, the Company's largest stockholder, was extended from July 1, 2002 to July 1, 2003 in exchange for increasing the interest rate on the debenture from 11.5% to 16%. Several members of the Company's board of directors and Mark S. Alsentzer, the Company's Chief Executive Officer, are affiliated with Stout Partnership.

     The Company currently does not have the financial resources to repay its debt obligations under the Senior Credit Facility, Master Credit Facility and $4 million convertible debenture as they become due or in the event that current or future events of default are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of its assets. The Company's current and past failures to comply with the terms of its Senior Credit Facility and Master Credit Facility, as well as the related forbearance agreement and other debt obligations, and the material financial obligations currently contained in its

Senior Credit Facility and Master Credit Facility have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The report of the Company's independent certified public accountants with respect to the Company's consolidated financial statements for the year ended December 31, 2001 contains an explanatory paragraph. The paragraph states that the Company's recurring losses from operations, accumulated deficit, working capital deficit and inability to make principal and interest payments on its Senior Credit Facility raise substantial doubt about the Company's ability to continue as a going concern.

     On December 29, 2001 the Company entered into an agreement to sell 100% of the capital stock of its wholly owned subsidiary, Clean Earth, Inc., to a newly created corporation owned by Founders Equity, Inc. See note 3 for further information on the proposed sale of Clean Earth, Inc. No assurances can be given that the Company will be able to close this transaction or that the Company will be successful in selling Clean Earth, Inc. at all in the event this transaction is not consummated. If the Company is successful in completing the sale transaction as described in note 3, it will pay down its entire Senior Credit Facility, and to the extent it has proceeds remaining, it will also pay down the $4.0 million convertible debenture that requires redemption upon the sale of substantially all of the Company's assets. While there can be no assurances, the Company believes that this sale transaction, if consummated, would be a critical catalyst in allowing the Company to reorganize its capital structure and cure its liquidity crisis.

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

     Cash and cash equivalents totaled $1,062,000 at March 31, 2002, an increase of $150,000 from the $912,000 at December 31, 2001. Cash provided by operating activities amounted to $804,000 for the first three months of 2002, as compared to $1,515,000 for the comparable period in 2001. The following table summarizes the different components of cash provided by operating activities for the three months ended March 31, 2002 and 2001.

      Dollar amounts in thousands:

                                                        2002          2001
                                                       -------       -------
      Net loss .................................       $(2,810)      $(4,972)
      Non-cash charges .........................         3,299         1,771
      Decrease (Increase) in accounts receivable        (1,241)        4,326
      Decrease in inventories ..................           275         2,474
      Increase (Decrease) in accounts payable ..         2,227          (877)
      Changes in other working capital .........          (946)       (1,207)
                                                       -------       -------
      Net cash provided by operating activities        $   804       $ 1,515
                                                       =======       =======

    Non cash charges consist primarily of depreciation expense, amortization of intangibles, deferred income tax benefit, amortization of deferred financing costs and discounts on convertible debentures and beneficial conversion features of convertible debentures.

    Cash used in investing activities was $1,171,000 in the first three months of 2002, an increase of $422,000 from the prior year. The increase is primarily due to higher capital expenditures at the Plastic lumber division in 2002. Capital expenditures in the first three months of 2002 amounted to $1,218,000, an increase of $386,000 over the same period in 2001. In the first quarter of 2002 the Plastic lumber division completed its restructuring in which all of its products will be manufactured and shipped out of three facilities, as compared to nine facilities in the first quarter of 2001, which required additional capital expenditures to reinstall equipment at its existing facilities.

    Cash provided by financing activities totaled $517,000 for the three months ending March 31, 2002, as compared to cash used in financing activities of $2,430,000 during the comparable period in 2001. During the first three months of 2001 the Company made a $1,250,000 principal payment on its Senior Credit Facility term loan, paid down $1,300,000 on its Senior Credit Facility revolving line of credit, and made principal payments of $470,000 on its Master Credit Facility. In 2002 the Company did not make any principal payments on its Senior Credit Facility term loan or on its Master Credit Facility, and the Company had net borrowings of $500,000 on the Senior Credit Facility revolving line of credit.

    At March 31, 2002, the Company had a working capital deficit of $55,872,000, compared to $60,525,000 at December 31, 2001. The change is due primarily to the extension of the maturity date of the Stout Partnership convertible debenture from July 1, 2002 to July 1, 2003. The Stout Partnership is the Company's largest shareholder. Several members of the Company's Board of Directors and a member of management are affiliated with the Stout Partnership.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The accounting policies that the Company has identified as critical to its business operations and to an understanding of its results of operations are described in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgement in their application. In other cases, preparation of the Company's unaudited condensed consolidated financial statements for interim periods requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that the actual results will not differ from those estimates.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

    Net sales in the first quarter of 2002 were $36,888,000, a decrease of $1,748,000, or 4.5%, as compared to the first quarter of 2001. Plastic Lumber division revenues decreased by 9.3% in the quarter to $14,204,000. The Company's decision to discontinue resin processing for outside customers resulted in lower revenues of approximately $2 million, partially offset by increased sales of its CAREFREE decking product. Environmental Recycling division revenues for the quarter of $22,684,000 were 1.3% lower than in the prior year, as the Company's current liquidity constraints delayed the start of certain projects.

    Despite lower revenues in both divisions, gross profit in the first quarter of 2002 increased by 131% to $6,429,000, as compared to $2,782,000 in the first three months of 2001. The increase was primarily due to the completion of the restructuring plan at the Plastic Lumber division during the first quarter of 2002 and, to a lesser extent, higher energy costs and increased start up costs experienced in 2001 for certain long term contracts at the Environmental Recycling division. Gross profit margin as a percent of revenues in the Plastic lumber division increased in the first quarter of 2002 to 22.2%, as compared to 4.7% in the first quarter of 2001. As a result of the restructuring at the Plastic Lumber division, the division currently operates in three facilities, as compared to the first quarter of 2001 when the division operated in nine facilities. In addition to a significant reduction in fixed manufacturing costs, the restructuring also resulted in more efficient and uniform manufacturing processes and decreased variable manufacturing costs. The Environmental Recycling division's gross profit as a percent of revenue increased from 8.9% in 2001 to 14.4% in 2002, mainly due to improved margins at the division's fixed base treatment facilities and to improved project results in its construction and dredging operations.

     Selling, general and administrative expenses ("SG&A), excluding a $182,000 restructuring charge at the Plastic Lumber division in the first quarter of 2001, increased by 3.7% to $5,925,000, as reduced expenses at both operating divisions were more than offset by increased corporate expenses. The increase in corporate expenses is due primarily to legal fees and proxy solicitation, printing and mailing costs in connection with the proposed sale of the Environmental Recycling division. These costs totaled approximately $604,000 in the first three months of 2002. SG&A was also favorably impacted by the Company's adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. In connection with the adoption of this standard, the Company ceased amortization of goodwill effective January 1, 2002. The first three months of 2001 included $307,000 of goodwill amortization expense. The elimination of goodwill amortization in 2002 resulted in reduced SG&A expense of approximately $115,000 for the first 3 months of 2002.

    The first quarter of 2002 produced operating income of $504,000, as compared to an operating loss of $3,115,000 for the same quarter in 2001. The Environmental Recycling division had operating income of $1,154,000 in 2002, compared to an operating loss of $363,000 in 2001. Operating income at the

Plastic Lumber division was $810,000 in 2002, compared to an operating loss of $2,132,000 in 2001. The improvement at both divisions is due primarily to the increase in gross profit margins.

    Interest expense increased by $812,000 from the first quarter of 2001, mainly due to increased amortization of deferred financing costs and debt discounts as compared to 2001. Interest expense was also impacted by a beneficial conversion feature of $250,481 that was recorded in the first quarter of 2002 in connection with a partial conversion of one of the Company's convertible debentures.

    The Company did not record any income tax benefit in 2002, while it recorded a benefit of $710,000 in the first quarter of 2001. The Company has increased the valuation allowance for its deferred tax assets so that no net tax benefit was recorded in the first quarter of 2002.

SEASONALITY

    The Company normally experiences a seasonal slow down during the winter months because its environmental operations are located in the Northeast United States where adverse weather and normal ground freezing can impact the Company's performance. Additionally, sales of certain plastic lumber products tend to slow significantly in the winter months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

    The Company adopted the provisions of SFAS No. 141 during 2001 and initially adopted the provisions of SFAS No. 142 on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the initial adoption of SFAS No. 142.

    SFAS No. 141 requires that upon adoption of SFAS No. 142 the Company must evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. SFAS No. 142 requires the Company to reassess the useful lives and residual values of all amortizable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within six months of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company has identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle and the Company would restate its financial statements as of March 31, 2002.

    At December 31, 2001, the Company had approximately $13.0 million of unamortized goodwill, an unamortized permit in the amount of approximately $8.1 million, which was acquired in a purchase business combination by its environmental recycling division in 1999, and unamortized patents of approximately $600,000, which are subject to the transition provisions of SFAS No. 141 and 142. During the first three months of 2002 the Company added approximately $372,000 of other intangibles with an estimated useful life of four years which are also subject to these provisions. The Company has determined that the permit has a useful life of 18 years as of January 1, 2002 and adjusted its amortization from 25 years effective with that date. The Company is currently evaluating the $13.0 million of unamortized goodwill and expects to record any transition adjustment for this goodwill no later than June 30, 2002. The following table summarizes the carrying value of the Company's amortizable intangible assets:

    (Dollar amounts in thousands:)
                                                2002             2001
                                               -------          -------
      Permit .........................         $ 9,337          $ 9,337
             Accumulated amortization           (1,385)          (1,269)
                                               -------          -------
             Carrying amount - Permit            7,952            8,068
      Patents ........................             811              810
             Accumulated amortization             (231)            (213)
                                               -------          -------
             Carrying amount - Patents             580              597
      Other ..........................             372               --
             Accumulated amortization               (7)              --
                                               -------          -------
             Carrying amount - Other .             365               --
                                               -------          -------
      Total, net .....................         $ 8,897          $ 8,665
                                               =======          =======

    During the three months ended March 31, 2002, aggregate amortization expense for the Company's intangible assets was approximately $141,000. As of March 31, 2002, estimated aggregate annual amortization expense for the Company's intangible assets are as follows (in thousands):

       YEAR ENDING                                           AMOUNTS
       -----------                                        ------------
       2002........................................       $       541
       2003........................................               556
       2004........................................               556
       2005........................................               556
       2006........................................               548
                                                          ------------
                                                          $     2,757
                                                          ============

    In connection with the initial adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. Had goodwill amortization ceased as of January 1, 2001, net loss and loss per diluted common share for the first three months of 2001 would have been reduced by approximately $307,000 and $.01 respectively.

    Also, in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 143 may have on its consolidated results of operations and financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 on January 1, 2002 had no material effect on the Company's consolidated results of operations and financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of the Company's market risks is contained in Part I Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant developments with respect to exposure to market risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In April 2001, the Company was served with an arbitration demand from Southern Wood Services seeking an award of $3,328,000 due to the Company's failure to abide by the terms of a contract relative to the purchase of wood flour. On September 7, 2001, the arbitrators issued an award for damages in favor of Southern Wood Services in the amount of $1,760,000, inclusive of arbitration costs and expenses.

    The Company promptly appealed the award, however on February 28, 2002 the results of a hearing in the Superior Court of DeKalb County, Georgia, in a civil action, affirmed the arbitration ruling in favor of Southern Wood Services. The court upheld the $1,760,000 award for damages, and also ordered the Company to pay administrative fees, arbitrators' compensation and interest on the aggregate at 12% retroactive to September 7, 2001. As a result, the Company accrued $1,844,000 at December 31, 2001 in connection with this ruling. While the Company will continue to appeal this decision, the Company cannot avoid the judgement without posting a financial security bond. The Company is unable to post a financial security bond at this time, and has commenced negotiations to reach a settlement and payment plan with Southern Wood Services. No assurances can be given that the Company will be able to amicably resolve or reach a settlement and payment plan with Southern Wood Services.

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at specific disposal sites. CENJ is currently named as a PRP in the following matters:
Bayonne Barrel & Drum Site, Spectron, Inc. and Four County Landfill-Operable Unit #2. At March 31, 2002 the Company has accrued approximately $324,000 for estimated liabilities related to these matters. The Company believes the accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that the accrual will be sufficient.

    The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 4, 2002, Halifax Fund, L.P. converted $349,000 of its 5% convertible subordinated debenture due February 2, 2005 and approximately $2,000 of unpaid interest into 1,001,923 shares of common stock at a conversion price of $0.35 per share.

     On March 1, 2002 all 1,187,285 shares of outstanding Series D Preferred Stock was converted into an equal number of shares of common stock.

    On March 31, 2002 all 1,714,285 shares of outstanding Series E Preferred Stock was converted into an equal number of shares of common stock.

    On February 19, 2002, the Company issued 800,000 shares of common stock at a purchase price of $0.50 per share. This private placement transaction was not registered under the Securities and Exchange Act of 1933 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Net proceeds after issuance costs of $376,000 were used for general corporate purposes.

    During the first three months of 2002 4,400 shares of common stock were issued as annual compensation to the Company's non-employee directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Events of default are discussed in Notes 2 and 5 to the Condensed Unaudited Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 19, 2002 the shareholders approved the sale of the Company's wholly-owned subsidiary, Clean Earth Inc., under the terms described in the Purchase Agreement between the Company and New CEI, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits
         None

    (b) Reports on Form 8-K

           On January 25, 2002 the Company filed a Report on Form 8-K to report that the Company had entered into a Purchase Agreement with New CEI, Inc. for the sale of the Company's wholly owned subsidiary, Clean Earth, Inc., and that it had entered into a forbearance agreement with its senior lenders.

           On March 19, 2002 the Company filed a Report on Form 8-K, subsequently amended on Form 8-K/A on March 20, 2002, to Report on an amendment to its Purchase Agreement with New CEI, Inc. for the sale of the Company's wholly owned subsidiary, Clean Earth, Inc., and to report that it had executed a Forbearance and Modification Agreement with the lenders under the Company's Master Credit Facility.

           On April 23, 2002 the Company filed a Report on Form 8-K to report that the Company had entered into a supplemental forbearance agreement with its senior lenders.

           On April 29, 2002 the Company filed a Report on Form 8-K to report that the Company terminated the engagement with KPMG LLP as its principal independent accountant and had engaged BDO Seidman, LLP as its new principal independent accountant.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2002                        /s/ MICHAEL D. SCHMIDT
-----------                         ---------------------------------------
  Date                              Michael D. Schmidt,
                                    Vice President of Finance and Treasurer