Form 10-Q
period 2002-06-30
U S PLASTIC LUMBER CORP
filed 2002-08-13
CIK 1014851

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23855

                            U.S. PLASTIC LUMBER CORP.
                         -------------------------------
                         (Name of issuer in its charter)

                                 ---------------

              NEVADA                                       87-0404343
  ------------------------------                       -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                                 ---------------

           2300 W. GLADES ROAD, SUITE 440 W, BOCA RATON, FLORIDA 33431
                                 (561) 394-3511
--------------------------------------------------------------------------------
              (Address and telephone number of principal executive
                         offices and place of business)

    Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the registrant's common stock as of July 10, 2002 is 44,296,149 shares.


================================================================================

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                       PAGE
                                                                       ----
 PART I.  UNAUDITED FINANCIAL INFORMATION

 Item 1.  Financial Statements:

 Condensed Consolidated Balance Sheets as of June 30, 2002
   and December 31, 2001............................................    2

 Condensed Consolidated Statements of Operations for the
   Three Months Ended June 30, 2002 and 2001........................    3

 Condensed Consolidated Statements of Operations for the
   Six Months Ended June 30, 2002 and 2001..........................    4

 Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended June 30, 2002 and 2001..............................    5

 Notes to Condensed Consolidated Financial Statements...............    6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................   17

 PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings.........................................   24

 Item 2.  Changes in Securities and Use of Proceeds.................   24

 Item 3.  Defaults Upon Senior Securities...........................   24

 Item 4.  Submission of Matters to a Vote of Security
          Holders...................................................   25

 Item 6.  Exhibits and Reports on Form 8-K..........................   25

 SIGNATURES.........................................................   26



                           FORWARD LOOKING STATEMENTS

    When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to risks associated with our credit facilities and liquidity, the ability to obtain adequate financing on commercially acceptable terms, economic conditions, demand for products and services of the Company, newly developing technologies, the Company's ability to compete, regulatory matters, protection of the Company's proprietary technology, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     At June 30, 2002 and December 31, 2001
                  Dollar amounts in thousands except share data



                                                                                 UNAUDITED
                                                                                    2002          2001
                                                                                 ---------     ---------
                                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                     $   1,541     $     912
   Accounts receivable, net of allowance for doubtful accounts of $4,485 and
       $5,171, respectively                                                         32,908        37,316
   Inventories                                                                       5,121         5,666
   Prepaid expenses and other assets                                                 4,699         2,351
                                                                                 ---------     ---------
      Total current assets                                                          44,269        46,245

Property, plant and equipment (net)                                                 84,957        86,916
Assets held for sale                                                                 1,071         1,071
Goodwill (net)                                                                      12,650        13,031
Other intangibles                                                                    8,741         8,665
Other assets                                                                         4,030         5,741
                                                                                 ---------     ---------
      Total assets                                                               $ 155,718     $ 161,669
                                                                                 =========     =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                              $  28,303     $  30,658
   Notes and capital leases payable, current portion                                51,974        51,779
   Accrued expenses                                                                 10,246         9,182
   Convertible subordinated debentures, net of unamortized discount                  4,000         3,579
   Convertible subordinated debentures - affiliates, net of
      unamortized discount                                                              --         5,000
   Restructuring accrual                                                               104         1,275
   Deferred revenue                                                                  2,161            --
   Other liabilities                                                                 3,178         5,297
                                                                                 ---------     ---------
      Total current liabilities                                                     99,966       106,770

Notes and capital leases payable, net of current portion                             6,171         5,641
Deferred income taxes and other liabilities                                          1,821           324
Minority interest                                                                      165           165
Convertible subordinated debentures, net of unamortized discount                     5,468         5,584
Convertible subordinated debentures - affiliates, net of
      unamortized discount                                                           5,000            --
                                                                                 ---------     ---------
      Total liabilities                                                            118,591       118,484
                                                                                 ---------     ---------

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.001; authorized 5,000,000 shares;
       Series "D" 15%, issued and outstanding 0 and 1,187,285 shares,
           respectively                                                                 --             1
       Series "E" 10%, issued and outstanding 0 and 1,714,285 shares,
           respectively                                                                 --             2
   Common stock par value $.0001, authorized 100,000,000 shares;
       issued and outstanding 44,296,149 and 39,611,392 shares,
           respectively                                                                  4             4
   Additional paid-in capital                                                      104,784       104,177
   Accumulated deficit                                                             (67,661)      (60,999)
                                                                                 ---------     ---------
      Total stockholders' equity                                                    37,127        43,185
                                                                                 ---------     ---------
      Total liabilities and stockholders' equity                                 $ 155,718     $ 161,669
                                                                                 =========     =========



                  See accompanying notes to condensed unaudited
                       consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           Dollar amounts in thousands except share and per share data
                   Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                           2002             2001
                                                       ------------     ------------
Sales, net                                             $     35,383     $     50,750

Cost of goods sold                                           29,334           41,954
                                                       ------------     ------------
       Gross profit                                           6,049            8,796

Selling, general and administrative expenses                  6,381            6,060
                                                       ------------     ------------
       Operating (loss) income                                 (332)           2,736

Interest and other income                                        73              122
Interest expense                                              3,416            2,787
                                                       ------------     ------------
       (Loss) income before income taxes                     (3,675)              71

Income tax provision                                             --               --
                                                       ------------     ------------

       Net (loss) income                                     (3,675)              71

Preferred stock dividend earned                                  --              231
                                                       ------------     ------------
       Net loss attributable to common stockholders    $     (3,675)    $       (160)
                                                       ============     ============

Net loss per common share - Basic:                     $      (0.08)    $      (0.00)

Net loss per common share - Diluted:                   $      (0.08)    $      (0.00)

Weighted average common shares outstanding:
       Basic                                             44,322,988       35,403,171
       Diluted                                           44,322,988       35,403,171




                  See accompanying notes to condensed unaudited
                       consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Dollar amounts in thousands except share and per share data
                    Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                           2002             2001
                                                       ------------     ------------
Sales, net                                             $     72,271     $     89,387

Cost of goods sold                                           59,793           77,809
                                                       ------------     ------------
       Gross profit                                          12,478           11,578

Selling, general and administrative expenses                 12,306           11,775
Restructuring and asset impairment charge                        --              182
                                                       ------------     ------------
       Operating income (loss)                                  172             (379)

Interest and other income                                       156              140
Interest expense                                              6,813            5,372
                                                       ------------     ------------

       Loss before income taxes                              (6,485)          (5,611)

Income tax benefit                                               --             (710)
                                                       ------------     ------------
       Net loss                                              (6,485)          (4,901)

Preferred stock dividend earned                                 177              911
                                                       ------------     ------------
       Net loss attributable to common stockholders    $     (6,662)    $     (5,812)
                                                       ============     ============

Net loss per common share - Basic:                     $      (0.16)    $      (0.17)

Net loss per common share - Diluted:                   $      (0.16)    $      (0.17)

Weighted average common shares outstanding:
       Basic                                             42,684,834       35,160,320
       Diluted                                           42,684,834       35,160,320




                  See accompanying notes to condensed unaudited
                       consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2002 and 2001
                 Dollar amounts in thousands except share data
                                  (Unaudited)



                                                                                                2002            2001
                                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                $    (6,485)    $    (4,901)
                                                                                            -----------     -----------
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                               3,183           3,224
       Amortization                                                                                 567           1,016
       Deferred income tax benefit                                                                   --            (710)
       Amortization of deferred financing costs                                                   1,661             862
       Reduction of discounts on convertible subordinated debentures                                525             230
       Interest expense paid in kind                                                                130              --
       Beneficial conversion feature of convertible subordinated debentures                         250             280
       Restructuring charge                                                                          --             182
       (Gain) loss on sale of property, plant & equipment                                           (12)             26
    Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable                                                                        4,036          (2,187)
       Inventories                                                                                  613           2,004
       Prepaid expenses and other current assets                                                 (2,348)            187
       Other assets                                                                                (222)         (3,276)
       Accounts payable                                                                          (2,354)          2,264
       Other liabilities                                                                          1,278            (449)
       Accrued expenses                                                                             898             552
                                                                                            -----------     -----------
           Net cash provided by (used in) operating activities                                    1,720            (696)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for property and equipment                                              (1,798)         (1,573)
    Divestitures of property, plant and equipment                                                   518              95
                                                                                            -----------     -----------
           Net cash used in investing activities                                                 (1,280)         (1,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the sale of common stock, net of issuance costs                                   376               8
    Proceeds from the sale of preferred stock, net of issuance costs                                 --             999
    Proceeds from the sale of convertible subordinated debentures, net of issuance costs             --           3,950
    Proceeds from notes payable                                                                     528           1,200
    Payments of notes payable                                                                      (715)         (5,666)
                                                                                            -----------     -----------
       Net cash provided by financing activities                                                    189             491
                                                                                            -----------     -----------
Net change in cash and cash equivalents                                                             629          (1,683)
Cash and cash equivalents, beginning of period                                                      912           2,211
                                                                                            -----------     -----------
Cash and cash equivalents, end of period                                                    $     1,541     $       528
                                                                                            ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                                $     1,516     $     4,158
    Income taxes                                                                            $         6     $         5


Number of shares issued (canceled) during the period for non-cash transactions:
    Acquisitions, Clean Earth merger and other items                                            (41,137)          8,075
    Compensation - employees and directors                                                        4,400           4,400
    Litigation settlements                                                                       18,000          45,000
    Conversion of debenture and preferred stock                                               3,903,494       2,134,742
    Investment banking and commitment fees                                                           --         200,000


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


2. AGREEMENT TO SELL CLEAN EARTH, INC.

    On December 29, 2001 the Company entered into a purchase agreement, subsequently amended on February 12, 2002, and again on March 5, 2002, to sell 100% of the capital stock of its wholly-owned subsidiary, Clean Earth, Inc. ("Clean Earth") to New CEI Inc., a Delaware corporation owned by affiliates of Founders Equity, Inc., an investment group headquartered in New York, New York, subject to approval of the Company's shareholders. Although approval of this transaction was obtained from the Company's shareholders on March 19, 2002, New CEI was unable to obtain the necessary financing to complete the transaction and assigned all of its rights and obligations under the purchase agreement to CEI Holding Corporation ("CEI Holding Corp."), a corporation recently formed by Eos Partners, L.P. and Bank of America Capital Investors, two private equity investment groups. On June 14, 2002 the Company entered into an amended and restated purchase agreement with CEI Holding Corp. to sell 100% of the capital stock of Clean Earth under terms similar to those of the original purchase agreement signed on December 29, 2001. No assurances can be given that the Company will be able to close this transaction or that the Company will be successful in selling Clean Earth at all in the event the sale to CEI Holding Corp. is not consummated.

    Under the terms of the purchase agreement, the purchase price will consist of:

    o $45.0 million, of which $44.0 million will be payable at the closing and $1.0 million will be held in escrow pending the outcome of several purchase price adjustments pursuant to the terms of the Purchase Agreement; and

    o A 5% Promissory note issued by CEI Holding Corp. in the original principal amount of $3.5 million with a maturity date on the ten-year anniversary date of the closing of the sale of Clean Earth, subject to certain adjustments and rights of set-off as described in the purchase agreement. The promissory note will be subordinate to all of the senior debt of CEI Holding Corp.

    The purchase price is subject to adjustments pertaining to the working capital of Clean Earth and the debt of Clean Earth to be retained by the purchaser as of the date of closing. If the debt and other obligations of CEI are less than $5.5 million as of the closing date, the purchase price will be increased by the difference. The Company currently projects that this will result in an increase to the purchase price of approximately $1.2 million. If the working capital of Clean Earth is less than $10 million as of the closing date, the purchase price will be decreased by the shortfall. The Company currently projects that this will result in a decrease to the purchase price of approximately $2.9 million.

    There may be additional adjustments to the cash portion of the purchase price based upon a final audited balance sheet to be delivered after the closing if the amount of outstanding debt and other obligations and non-cash working capital set forth on the final audited balance sheet differ from the amounts of such items set forth on the unaudited balance sheet on the closing date. The adjustments for a reduction in the purchase after the closing, if any, would first be paid to the purchaser out of the $1.0 million placed in escrow. If the audited balance sheet results in downward adjustments to the purchase price in excess of the $1.0 million that will be placed in escrow, the amount of the excess adjustment would be paid by the Company to the purchaser, at the purchaser's option, in cash or in the form of a principal reduction of the $3.5 million promissory note.

    A Clean Earth subsidiary has received a notice of an unmatured event of default dated July 9, 2002 regarding its failure to comply with a financial covenant as of December 31, 2001 under a $1.2 million term note. As of June 30, 2002 the outstanding balance on this note is approximately $938,000 and the note is secured by one of Clean Earth's fixed base treatment facilities. The notice indicated that the failure to comply with the financial covenant will become an event of default on August 9, 2002. While the notice stated that the lender had determined not to exercise its rights and remedies under the note at this time, it would consider taking appropriate action if the note is not fully repaid from the proceeds of the sale of Clean Earth. Since the note represents outstanding indebtedness of a Clean Earth subsidiary, this debt was to be retained by the purchaser as part of the sale transaction. The holder of the note has indicated that it would not provide its consent to the sale transaction due to, among other things, this default. The Company does not believe the holder's consent is necessary, and the Company is working with the purchaser and the holder of the note to resolve this matter. In the event the Company is not successful in resolving this matter and is required to repay the note in connection with the closing of the sale transaction, the repayment would increase the purchase price adjustment by the amount of the repayment, and the net cash proceeds to be received by the Company as a result of the sale transaction would be unaffected.

    In addition, the receivables pursuant to (i) the Company's ownership interest in the joint venture between Interstate Industrial Corp. and the Company; and (ii) the Quakertown Foundry Site Agreement between Integrated Technical Services, a subsidiary of Clean Earth, and the Pennsylvania Department of Environmental Protection were not included as part of the purchase agreement. The net book value of these receivables was approximately $1,640,000 as of June 30, 2002.

    The Company expects to realize approximately $40.6 million of net cash proceeds from the sale of CEI, after giving effect to purchase price adjustments, transaction expenses and the $1.0 million to be held in escrow. The Company intends to use the proceeds to pay down a portion of its existing indebtedness, including a substantial portion, if not all, of the outstanding balance on its Senior Credit Facility. The Company also expects to receive a new $10.0 million revolving credit facility from its senior lenders or an alternative lender at the time of the closing of the transaction to provide for its ongoing working capital requirements.

    The sale of Clean Earth was approved by the Company's board of directors on June 14, 2002 prior to the execution of the purchase agreement. On August 2, 2002 the Company filed a definitive proxy statement with the Securities and Exchange Commission to hold a special meeting of the Company's stockholders on August 27, 2002. The shareholder vote to take place on that date is applicable only to the specific purchase agreement with CEI Holding Corp. and does not authorize the Company's management or board of directors to pursue alternative plans for the sale or disposal of CEI. A tentative date of August 28, 2002 has been set for the closing of this transaction.

    Because shareholder approval has not yet been obtained for this sale transaction, the Company did not account for Clean Earth as a discontinued operation in the accompanying consolidated financial statements.


3. LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2002 and beyond will be dependent on, among other things, its ability to refinance its Senior Credit Facility, meet its payment obligations under, achieve and maintain compliance with the financial covenants in its debt agreements and provide financing for working capital.

    The Company is highly leveraged, and during 2000 and 2001 incurred substantial losses from operations, primarily resulting from the significant expenses incurred in its plastic lumber division. The Company's accumulated deficit and working capital deficit totaled approximately $67.7 million and $55.7 million respectively as of June 30, 2002. The Company's obligations to make payments under, achieve and maintain compliance with the covenants in its Senior Credit Facility and Master Credit Facility are material financial commitments.

    The Company currently does not have the financial resources to repay its debt obligations under the Senior Credit Facility, Master Credit Facility and $4 million convertible debenture as they become due, or in the event that the Company is unable to complete the sale of Clean Earth as described in note 2, or in the event that current or future events of default are not waived in writing and such debt is immediately due, without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of its assets. The Company's current and past failures to comply with the terms of its Senior Credit Facility and Master Credit Facility, as well as the related forbearance agreement and other debt obligations, and the material financial obligations currently contained in its Senior Credit Facility and Master Credit Facility have a material adverse effect upon the Company's liquidity and capital resources and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See note 5 for additional information regarding the Company's past defaults on its Senior Credit Facility and Master Credit Facility.

    On June 14, 2002 the Company entered into an agreement to sell 100% of the capital stock of its wholly owned subsidiary, Clean Earth, Inc., to CEI Holding Corporation. See note 2 for further information on the proposed sale of Clean Earth. No assurances can be given that the Company will be able to close this transaction or that the Company will be successful in selling Clean Earth at all in the event this transaction is not consummated. If the Company is successful in completing the sale transaction as described in note 2, it will pay down a substantial portion, if not all, of its Senior Credit Facility, restructure its Halifax debentures and have a new revolving line of credit to provide working capital after the sale transaction is completed. While there can be no assurances, the Company believes that this sale transaction, if consummated, would allow the Company to reorganize its capital structure and cure its liquidity crisis.

    If the Company is not successful in completing the sale transaction described in note 2, it will be required to seek other alternatives for refinancing its capital structure which could include raising additional equity, selling some of its assets or restructuring the Senior Credit Facility. There can be no assurances that this course of action will be successful. The Company's failure to refinance its capital structure would require the Company to significantly curtail its operations. In this event, the Company may be forced to seek protection under the Bankruptcy Code or it may be forced into a bankruptcy proceeding by these lenders.


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

    The Company did not pay any of the required cash dividends on the Series D Preferred Stock due to a deterioration in the Company's financial condition. Dividends in arrears on the Series D Preferred Stock amounted to approximately $809,000 at December 31, 2001 and $911,000 at February 28, 2002. On February 28,
2002 the Company offered a 5% promissory note due April 1, 2004 to each holder of Series D Preferred Stock for the corresponding amount of unpaid dividends owed to each holder and this amount is reflected in Notes Payable on the Company's balance sheet as of June 30, 2002. Only one Series D shareholder has executed the note as of June 30, 2002. On March 1, 2002 all 1,187,285 shares of outstanding Series D Preferred Stock were converted into an equal number of shares of common stock.

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

CONVERSION OF STOUT DEBENTURE

    The Company has a $5.0 million convertible subordinated debenture payable to Stout Partnership, the Company's largest stockholder, which is due on July 1, 2003. Several members of the Company's board of directors and Mark S. Alsentzer, the Company's Chief Executive Officer, are affiliated with Stout Partnership. On May 29, 2002 the Stout Partnership agreed to convert the entire debenture plus accrued interest of approximately $183,000 into 19,935,808 shares of the Company's common stock. The conversion price of $0.26 per share is in accordance with the conversion formula as stated in the terms of the debenture, and the transaction is subject to shareholder approval and the completion of the sale of Clean Earth, Inc. This transaction is a requirement of the Company's senior lenders as a condition of extending new credit to the Company after the sale of Clean Earth, Inc. is completed, and will be voted on at the Special Meeting of Shareholders on August 27, 2002. In connection with the conversion, if approved by the shareholders, the Company will recognize as interest expense a beneficial conversion feature of approximately $1,196,000.


5. NOTES AND CAPITAL LEASES PAYABLE

    The Company has not made required principal payments on its Senior Credit Facility since June 30, 2001, and was not in compliance with some of the facility's financial covenants since September 30, 2001. The original terms of the Senior Credit Facility, as amended, required the Company to make principal term loan payments of $2.5 million each on September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, with the remainder of the facility due July 1, 2002. The outstanding balance on the Senior Credit Facility as of June 30, 2002 is approximately $41.5 million, including accrued interest, fees and penalties. Substantially all of the assets of the Company have been pledged as collateral with respect to the Senior Credit Facility. Effective since November 14, 2001, the Company has entered into a succession of forbearance agreements with the participating banks whereby the lenders under the Senior Credit Facility have agreed to accept certain interest payments from the Company and allowed it to defer the payment of principal until the earlier of the termination of the forbearance period or the sale of the Company's Clean Earth, Inc. subsidiary (see note 2 to the Condensed Unaudited Consolidated Financial Statements). Currently, the forbearance period terminates on August 31, 2002. Pursuant to the terms of the forbearance agreements, the lenders have agreed not to take any action against the Company with respect to principal payments that were not made as they became due and for all of the Company's outstanding financial covenant violations.

    Under the terms of the supplemental forbearance agreement entered into by the Company and its senior lenders on April 12, 2002, which was subsequently amended on May 31, 2002, the Company was required to make certain payments to the senior lenders in the aggregate of approximately $716,000 at various dates between April 12, and May 30, 2002, including all of the costs and expenses pertaining to the senior lenders' retention of a financial consultant to evaluate the operations, financial records, business prospects, economic value and other aspects of the Company. Payments made under the terms of this agreement were to be applied first to amounts payable to the lenders' financial consultant, second to interest that was due January 31, 2002, third to interest that was due February 28, 2002 and fourth to interest that was due April 1, 2002. The Company is also required to maintain at all times a retainer with the lenders' financial consultant of not less than $75,000. As of June 30, 2002 the Company has made all required payments under the supplemental forbearance agreements, including $500,000 of payments to the lenders' financial consultant. In addition, a termination of the purchase agreement that was signed on June 14, 2002 between the Company and CEI Acquisition Corp., (see note 2), shall be considered a forbearance default under the terms of the current forbearance agreement.

    The Company has not made principal payments on its Master Credit Facility with GE Capital Corporation since December of 2001 and, as of September 30, and December 31, 2001, was not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments, and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, the Company will be required to make a $500,000 principal payment upon the proposed sale of Clean Earth, Inc., if it takes place. The forbearance and Modification Agreement was subsequently amended on May 30, 2002 and again on June 14, 2002 to, among other things, extend the forbearance period until the date that is twenty four months following the date of the closing of the sale of Clean Earth, Inc., provided that the transaction take place prior to August 30, 2002. However, if the Company obtains a new revolving credit facility upon the closing of, or subsequent to, the sale of Clean Earth, Inc. from a lending group other than that which comprises the lending group under the Company's Senior Credit Facility, the Company must resume monthly principal payments on a schedule sufficient to retire the facility by June 30, 2007. The outstanding balance on the Master Credit Facility is approximately $11.4 million. The June 14, 2002 amendment also gives the lenders a first priority lien on the Company's option to purchase the land and buildings in Chicago, Illinois (the "Chicago property") currently leased by the Company, and requires the Company to exercise this purchase option no later than May 1, 2003.

    In addition, the Company will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of (i) the Company's replacement of its existing revolving credit facility with a new facility with availability of at least $10 million; (ii) the Company's exercising the purchase option on, and subsequently obtaining a mortgage against, its Chicago property; or (iii) July 31, 2003. The Company will also be required to pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 2% of its obligations outstanding under the Master Credit Facility as of the date of the proposed sale of Clean Earth. This forbearance fee will be due upon the earlier of the Company obtaining a new revolving credit facility from a lender other than that which exists under its current revolving credit facility, or the closing of the Company's financing of its Chicago property. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant commencing with the quarter in which the sale of Clean Earth, Inc. takes place and adds new covenants for minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") commencing March 31, 2002. It also requires the Company, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of the Company's property, plant and equipment that these lenders currently have no security interest in. The Company was not in compliance with the EBITDA covenant as of June 30, 2002, however the lenders under the Master Credit Facility have not taken any action, including declaration of default, against the Company with respect to this covenant violation. As a result of the covenant violation, the Company has included the entire outstanding balance of the facility in current portion of long term debt.

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

    A Clean Earth subsidiary has received a notice of an unmatured event of default dated July 9, 2002 regarding its failure to comply with a financial covenant as of December 31, 2001 under a $1.2 million term note. As of June 30, 2002 the outstanding balance on this note is approximately $938,000 and the note is secured by one of Clean Earth's fixed base treatment facilities. The notice indicated that the failure to comply with the financial covenant will become an event of default on August 9, 2002. While the notice stated that the lender had determined not to exercise its rights and remedies under the note at this time, it would consider taking appropriate action if the note is not fully repaid from the proceeds of the sale of Clean Earth. Since the note is a liability of a Clean Earth subsidiary, such liability was to be assumed by the purchaser as part of the sale transaction. The holder of the note has indicated that it would not provide its consent to the sale transaction due to, among other things, this default. The Company does not believe the holder's consent is necessary, and the Company is working with the purchaser and the holder of the note to resolve this matter. To date, the holder of this note has not taken any action against the Company.

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


Notes payable and capital leases consist of the following (in thousands):

                                                                          JUNE 30, 2002      DECEMBER 31, 2001
                                                                          -------------      -----------------
Term loan under the Senior Credit Facility                                   $25,000            $25,000
Revolving credit line under the Senior Credit Facility                        12,900             12,400
Equipment term loans under the Master Credit Facility                         11,356             11,356
Mortgage notes and capital leases payable collateralized by
  certain facilities and equipment owned by the Company and its
  subsidiaries                                                                 4,168              4,840
Other notes payable                                                            4,721              3,824
                                                                             -------            -------
Total notes payable and capital leases                                        58,145             57,420
        Less current portion:                                                 51,974             51,779
                                                                             -------            -------
                                                                             $ 6,171            $ 5,641
                                                                             =======            =======


6.  CONVERTIBLE SUBORDINATED DEBENTURES

    On February 2, 2000 the Company issued a 5% $7,500,000 convertible subordinated debenture (the "Fiscal 2000 Debenture") which is convertible into the Company's common stock to Halifax Fund, L.P. ("Halifax"). On February 20, 2001, Halifax exercised its rights under the terms of the debenture to require the Company to (a) repurchase the debenture for cash at 110% of the outstanding principal amount plus all accrued, unpaid interest, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. The Company did not elect option (a), therefore the Minimum Floating Conversion Price was permanently re-set to zero. The effect of re-setting the Minimum Floating Conversion Price to zero is that upon conversion of the Fiscal 2000 Debenture into common stock the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently the NASDAQ National Market) during the four (4) trading days prior to but not including the holder's conversion date. The right of the debenture holder to convert the debenture to common stock is limited in that the holder may not convert the debenture if upon such conversion the holder will become a beneficial owner of more than 9.9% of the total issued and outstanding shares of the Company's common stock. If the holder elects to convert and the entire debenture cannot be converted due to this limitation, the Company must settle in cash that portion of the debenture which cannot be converted to stock when the debenture matures in February of 2005, at 110% of the sum of the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

    On February 4, 2002 $349,000 of the previously issued convertible subordinated debenture and approximately $2,000 of unpaid interest were converted into 1,001,923 shares of common stock at a conversion price of $0.35 per share. As a result of this conversion, the Company recorded a beneficial conversion feature benefit granted to the holder of approximately $250,000, which was charged to interest expense during the six months ended June 30, 2002. As of June 30, 2002, approximately $5,468,000 net of discounts, is outstanding on the Fiscal 2000 convertible subordinated debenture. The terms of the debenture allow for the quarterly interest payments to be paid in kind by increasing the outstanding principal balance of the debenture. During the first six months of 2002 approximately $130,000 of interest was paid in kind.

    On June 15, 2001, the Company issued a convertible subordinated debenture due May 31, 2002 in the principal amount of $4.0 million (the "Fiscal 2001 Debenture") and a warrant to purchase 250,000 shares of its common stock, at an initial purchase price of $2.00 per share, to Halifax. Halifax paid the Company $4.0 million for these securities. The principal amount of the Fiscal 2001 Debenture currently bears interest at an annual rate of 25% and was due on July 1, 2002.

    The Company had the option at any time and, upon five business day's notice, to repurchase all or any part of the Fiscal 2001 Debenture. At August 15, 2001, the Company did not repurchase the Fiscal 2001 Debenture, nor did it consummate a sale/leaseback of some of its assets under the terms described in the Fiscal 2001 Debenture Purchase Agreement. As a result, Halifax may convert the principal amount plus accrued interest and any default payments on the Fiscal

2001 Debenture into shares of the Company's common stock at a conversion price per share equal to the average of the lowest trading price of the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. In addition, because the Fiscal 2001 Debenture was not repurchased by August 15, 2001 and the sale/leaseback was not completed, in accordance with the terms of the Fiscal 2001 Debenture the Company issued to Halifax for no consideration another Warrant to purchase 250,000 shares of its common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001, which was $0.90 per share. As of June 30, 2002 the outstanding balance on the Fiscal 2001 convertible debenture is $4.0 million. The Company did not make the required quarterly interest payments on this debenture of $250,000 for the three-month periods ending December 31, 2001, March 31, 2002 and June 30, 2002.

    As part of the financing, the Company also granted a subordinate lien on all its assets to Halifax through a Security Agreement. The lien not only secures the Company's obligations under the Fiscal 2001 Debenture, but it also secures the Company's obligations under the Fiscal 2000 Debenture due February 5, 2005 and the promissory note for dividends in arrears pertaining to the Company's Series D Convertible Preferred Stock previously sold to Halifax. In addition, the Fiscal 2001 Debenture Purchase Agreement with Halifax required that the shares and associated warrants underlying the Fiscal 2001 Debenture be registered within 90 days of the June 15, 2001 closing date of the agreement. The Fiscal 2001 Debenture Purchase Agreement provides that the Company pay in cash a default payment of 2.5% of the sum of the outstanding principal amount of the Fiscal 2001 Debenture plus the accrued interest for each thirty day period that the shares are not registered. As of June 30, 2002 the Company had not filed a registration statement to register these shares and the Company has accrued $950,000 in penalties due Halifax as a result of the Company's failure to register these shares.

    On June 5, 2002 a non-binding agreement was reached with Halifax whereby, subject to the completion of the sale of Clean Earth:

    o   The existing Halifax debentures will be terminated

    o   All default charges, fees and penalties will be waived by Halifax

    o Halifax will release the Company from any action Halifax has against the Company relative to the Halifax Debentures

    o Halifax will release its second lien on the Company's assets that are to be transferred in connection with the sale of Clean Earth

    In exchange for the preceding, the Company will, at the closing of the sale of Clean Earth,

    o   Pay $2.5 million in cash to Halifax

    o Issue a 10% subordinated convertible debenture in the principal amount of $2.8 million with a term of three years, with interest being paid in kind for the first two years and paid in cash for the third year. One third of the principal amount of the debenture will be convertible into shares of the Company's common stock at $0.75 per share, one third will be convertible at $1.00 per share and one third will be convertible at $1.25 per share.

    o Issue a 10% subordinated debenture with no conversion rights in the principal amount of $5.6 million with a term of three years, with interest being paid in kind for the first two years and paid in cash for the third year

    o Negotiate with Halifax a limitation on the Company's ability to incur senior debt based upon a ratio of total senior debt to total assets

    The Company is currently negotiating a definitive agreement with Halifax to encompass the above terms.


7.  RESTRUCTURING CHARGES

    In September of 2001 the Company announced the closing of three of its manufacturing facilities and the leasing of two of its resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. With the exception of activities associated with exiting the facilities, the Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants were transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. The Company is currently attempting to obtain a buyout or sublease of the closed facilities. In addition, the Company discontinued raw material processing at its Auburn, Massachusetts and Chino, California resin plants and agreed to lease these operations to other raw material processors. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. The plan of restructure was adopted by management and the board of directors and communicated to employees in late September of 2001. During the fourth quarter of 2001, the Company recorded an acquired intangibles impairment charge related to the environmental division of $13.5 million as a result of the proposed sale of CEI (see note 2) and the requirement to reduce to fair value the carrying value of CEI's long-lived assets. The following is a summary of the restructuring and asset impairment charges recorded during the third and fourth quarter of 2001:

Write-down for equipment impairment                              $8,694,000
Write-down for goodwill impairment                               14,616,000
Lease termination, severance and other exit costs                 1,656,000
                                                                ------------
     Total restructuring and asset impairment charges           $24,966,000
                                                                ============


    During 2001 the Company paid approximately $761,000 in employee termination, lease termination and other exit costs in connection with the restructuring and approximately $895,000 remained in the accrual as of December 31, 2001, primarily for lease termination expenses. During the six months ended June 30, 2002 the Company paid approximately $877,000 in lease termination and employee termination costs in connection with the restructuring and approximately $18,000 remained in the accrual at June 30, 2002.

    In the fourth quarter of 2000, the Company committed to a plan to restructure and to consolidate some of its smaller plants within the plastic lumber division. Specifically, the Company closed its Reidsville, North Carolina facility in the fourth quarter of 2000, its Green Bay, Wisconsin and Vernon, California facilities in January 2001 and its Sweetser, Indiana facility early in the third quarter of 2001. As a result, the Company recorded a charge of $3,417,000 in the fourth quarter of 2000 for equipment impairment and lease termination costs in connection with the restructuring. As of December 31, 2000, the Company had accrued $1,098,000 in connection with the lease termination costs and anticipates making lease termination payments throughout 2001 and 2002 as it completes its restructuring plan. During 2001 the Company paid approximately $564,000 in lease termination payments and charged this amount against the accrual. Also during 2001, the Company reversed $154,000 of the accrual for other exit costs due to a change in estimate. As of December 31, 2001 the Company had approximately $380,000 remaining in its 2000 restructuring accrual for lease termination payments. During the six months ended June 30, 2002 the Company paid approximately $294,000 in lease termination payments and had approximately $86,000 remaining in its 2000 restructuring accrual as of June 30, 2002.


8.  LEGAL PROCEEDINGS

    On February 28, 2002 a judgment in the amount of $1,760,000 plus administrative fees, arbitrators' compensation and interest was awarded to Southern Wood Services due to the Company's breach of a purchase contract. As a result, the Company accrued $1,844,000 at December 31, 2001 in connection with this ruling. On June 18, 2002 the Company entered into a settlement agreement with Southern Wood Services whereby the Company agreed to pay $1,590,000 payable in 53 equal monthly payments of $30,000, commencing with the date of the settlement agreement. As a result, the Company reversed $254,000 of the amount accrued at December 31, 2001 due to this change in the estimated amount of the liability.

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At June 30, 2002 the Company has accrued approximately $324,000 for estimated liabilities related to these matters. The Company believes the accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that the accrual will be sufficient.

    The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

    SFAS No. 141 required that upon adoption of SFAS No. 142 the Company must evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. SFAS No. 142 required the Company to reassess the useful lives and residual values of all amortizable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within six months of adoption.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company identified its reporting units to which goodwill is associated and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Based on an independent third party valuation of each of the Company's reporting units and a comparison to each reporting unit's carrying amount as of January 1, 2002, the Company did not record any goodwill impairment.

    In addition to approximately $13.0 million of unamortized goodwill associated with the Company's Plastic Lumber division, the Company had at December 31, 2001 an unamortized permit in the amount of approximately $8.1 million, which was acquired in a purchase business combination by its environmental recycling division in 1999, and unamortized patents of approximately $600,000, which are subject to the transition provisions of SFAS No. 141 and 142. During the first six months of 2002 the Company added approximately $372,000 of other intangibles with an estimated useful life of four years which are also subject to these provisions. The Company has determined that the permit has a useful life of 18 years as of January 1, 2002 and adjusted its amortization from 25 years effective with that date. The following table summarizes the carrying value of the Company's amortizable intangible assets:


(Dollar amounts in thousands:)

                                       2002          2001
                                      -------       -------
Permit                                $ 9,337       $ 9,337
       Accumulated amortization        (1,500)       (1,269)
                                      -------       -------
       Carrying amount - Permit         7,837         8,068
Patents                                   811           810
       Accumulated amortization          (248)         (213)
                                      -------       -------
       Carrying amount - Patents          563           597
Other                                     372            --
       Accumulated amortization           (31)           --
                                      -------       -------
       Carrying amount - Other            341            --
                                      -------       -------
Total, net                            $ 8,741       $ 8,665
                                      =======       =======

    During the six months ended June 30, 2002, aggregate amortization expense for the Company's intangible assets was approximately $281,000. As of June 30, 2002, estimated aggregate annual amortization expense for the Company's intangible assets are as follows (in thousands):


      YEAR ENDING                                         AMOUNTS
      -----------                                        ---------
      2002........................................       $   401
      2003........................................           556
      2004........................................           556
      2005........................................           556
      2006........................................           548
                                                         --------
                                                         $ 2,617
                                                         ========


    In connection with the initial adoption of SFAS No. 142, the Company ceased amortization of goodwill and adjusted the amortization of the permit as of January 1, 2002. Had the adoption of SFAS 142 taken place as of January 1, 2001, net amortization expense pertaining to the permit for the six months ended June 30, 2001 would have increased by $64,000, and amortization expense for goodwill would have decreased by $535,000. As a result, net loss and loss per diluted common share for the six months of 2001 would have been reduced by approximately $471,000 and $.01 respectively.

     On February 10, 2000 the Company acquired certain assets and liabilities of Baron Enterprises, Inc. for 202,376 shares of the Company's common stock, including 42,358 shares held in escrow pending the resolution of outstanding issues within the purchase agreement. On June 30, 2002 the Company determined that these issues had been resolved and that the Company would not be required to release these shares. As such, the Company reduced its number of common shares outstanding by 42,358 and reduced acquisition goodwill by approximately $381,000, based on a market price of $9.00 per share as of February 10, 2000.


10.  RECENT ACCOUNTING PRONOUNCEMENTS

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


                                                   FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                 ------------------------      ----------------------
                                                   2002           2001           2002           2001
                                                 --------       --------       --------       --------
        Sales:
          Environmental recycling                $ 20,459       $ 34,197       $ 43,143       $ 57,178
          Plastic lumber                           14,924         16,553         29,128         32,209
                                                 --------       --------       --------       --------
                  Total                          $ 35,383       $ 50,750       $ 72,271       $ 89,387
                                                 ========       ========       ========       ========
        Operating Income (Loss):
          Environmental recycling                $  1,016       $  3,742       $  2,170       $  3,463
          Plastic lumber                              945            (70)         1,755         (2,202)
          Corporate                                (2,293)          (936)        (3,753)        (1,640)
                                                 --------       --------       --------       --------
                  Total                          $   (332)      $  2,736       $    172       $   (379)
                                                 ========       ========       ========       ========
        Depreciation and Amortization:
          Environmental recycling                $    904       $    902       $  1,806       $  1,835
          Plastic lumber                              960          1,119          1,896          2,191
          Corporate                                    24            106             48            214
                                                 --------       --------       --------       --------
                  Total                          $  1,888       $  2,127       $  3,750       $  4,240
                                                 ========       ========       ========       ========
        Expenditures for Long-Lived Assets:
          Environmental recycling                $     17       $    321       $    514       $  1,110
          Plastic lumber                              562            427          1,656            592
          Corporate                                     0              9              0              9
                                                 --------       --------       --------       --------
                  Total                          $    579       $    757       $  2,170       $  1,711
                                                 ========       ========       ========       ========


    The operating income of the Plastic Lumber division for the six months ended June 30, 2001 includes a $182,000 restructuring charge, with no comparable amount in 2002.

    The identifiable assets of the respective segments is set forth below (in thousands):

                                              JUNE 30,          DECEMBER 31,
                                                2002                2001
                                              --------          ------------
        Identifiable assets:
          Environmental recycling            $ 65,668            $ 71,945
          Plastic lumber                       85,594              84,858
          Corporate                             4,456               4,866
                                             --------            --------
                  Total                      $155,718            $161,669
                                             ========            ========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


PROPOSED SALE OF CLEAN EARTH, INC. SUBSIDIARY

    On December 29, 2001 we entered into a purchase agreement to sell 100% of the capital stock of our Clean Earth, Inc. subsidiary ("Clean Earth") to Founders Equity, Inc., an investment group headquartered in New York, New York, subject to the approval of our shareholders. Although we obtained shareholder approval of the transaction on March 19, 2002, this original purchaser was unable to obtain the necessary financing to complete the transaction. On June 14, 2002 we entered into an amended and restated purchase agreement with CEI Holding Corporation ("CEI Holding Corp."), a corporation recently formed by Eos Partners, L.P. and Bank of America Capital Investors, two private equity investment groups, to sell 100% of the capital stock of Clean Earth under terms similar to those of the original purchase agreement signed on December 29, 2001. No assurances can be given we will be able to close this transaction or that we will be successful in selling Clean Earth at all in the event the sale to CEI Holding Corp. is not consummated.

    Under the terms of the purchase agreement, the purchase price will consist of:

    o $45.0 million, of which $44.0 million will be payable at the closing and $1.0 million will be held in escrow pending the outcome of several purchase price adjustments pursuant to the terms of the Purchase Agreement; and

    o A 5% Promissory note issued by CEI Holding Corp. in the original principal amount of $3.5 million with a maturity date on the ten-year anniversary date of the closing of the sale of Clean Earth, subject to certain adjustments and rights of set-off as described in the purchase agreement. The promissory note will be subordinate to all of the senior debt of CEI Holding Corp.

    The purchase price is subject to adjustments pertaining to the working capital of Clean Earth and the debt of Clean Earth to be retained by the purchaser as of the date of closing. We currently project that this will result in a decrease to the purchase price of approximately $2.9 million. There may be additional adjustments to the cash portion of the purchase price based upon a final audited post-closing balance sheet and resulting outstanding debt and working capital amounts. The adjustments for a reduction in the purchase after the closing, if any, would first be paid to the purchaser out of the $1.0 million placed in escrow. If the audited balance sheet results in downward adjustments to the purchase price in excess of the $1.0 million that will be placed in escrow, the amount of the excess adjustment would be paid by the Company to the purchaser, at the purchaser's option, in cash or in the form of a principal reduction of the $3.5 million promissory note.

    A Clean Earth subsidiary has received a notice of an unmatured event of default dated July 9, 2002 regarding its failure to comply with a financial covenant as of December 31, 2001 under a $1.2 million term note. As of June 30, 2002 the outstanding balance on this note is approximately $938,000 and the note is secured by one of Clean Earth's fixed base treatment facilities. The notice indicated that the failure to comply with the financial covenant will become an event of default on August 9, 2002. While the notice stated that the lender had determined not to exercise its rights and remedies under the note at this time, it would consider taking appropriate action if the note is not fully repaid from the proceeds of the sale of Clean Earth. Since the note is a liability of a Clean Earth subsidiary, such liability was to be assumed by the purchaser as part of the sale transaction. The holder of the note has indicated that it would not provide its consent to the sale transaction due to, among other things, this default. We do not believe the holder's consent is necessary, and we are working with the purchaser and the holder of the note to resolve this matter. In the event the we are not successful in resolving this matter and are required to repay the note in connection with the closing of the sale transaction, the repayment would increase the purchase price adjustment by the amount of the repayment, and the net cash proceeds to be received by us as a result of the sale transaction would be unaffected.

    We expect to realize approximately $40.6 million of net cash proceeds from the sale of Clean Earth, after giving effect to purchase price adjustments, transaction expenses and the $1.0 million to be held in escrow. We intend to use the proceeds to pay down a portion of our existing indebtedness, including a substantial portion of the outstanding balance on our Senior Credit Facility. We also expect to receive a new $10.0 million revolving credit facility from our senior lenders or an alternative lender at the time of the closing of the transaction to provide for our ongoing working capital requirements.

    The sale of Clean Earth was approved by our board of directors on June 14, 2002 prior to the execution of the purchase agreement. On August 2, 2002 we filed a definitive proxy statement with the Securities and Exchange Commission to hold a special meeting of our stockholders on August 27, 2002. The shareholder vote to take place on that date is applicable only to the specific purchase agreement with CEI Holding Corp. and does not authorize our management or board of directors to pursue alternative plans for the sale or disposal of Clean Earth. A tentative date of August 28, 2002 has been set for the closing of this transaction.


LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity and ability to meet our financial obligations and maintain our current operations in 2002 and beyond will be dependent on, among other things, our ability to refinance our Senior Credit Facility, meet our payment obligations under and comply with the financial covenants in our various debt agreements and provide financing for working capital.

    We are highly leveraged, and during 2000 and 2001 we incurred substantial losses from operations, primarily resulting from the significant expenses incurred in our plastic lumber division. Our accumulated deficit and working capital deficit totaled approximately $67.7 million and $55.7 million respectively as of June 30, 2002. Our obligations to make payments under, achieve and maintain compliance with the covenants in our Senior Credit Facility and Master Credit Facility are material financial commitments.

    We have not made required principal payments on our Senior Credit Facility since June 30, 2001, and we were not in compliance with some of the facility's financial covenants as of September 30, 2001. The original terms of the Senior Credit Facility, as amended, required us to make principal term loan payments of $2.5 million each on September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, with the remainder of the facility due July 1, 2002. The outstanding balance on the Senior Credit Facility as of June 30, 2002 is approximately $41.5 million, including accrued interest, fees and penalties. Substantially all of our assets have been pledged as collateral with respect to the Senior Credit Facility. Since November 14, 2001 we have entered into a succession of forbearance agreements with the participants in our Senior Credit Facility whereby these lenders have agreed to accept certain interest payments from us and allowed us to defer the payment of principal until the earlier of the termination of the forbearance period or the sale of our Clean Earth, Inc. subsidiary. Currently, the forbearance period terminates on August 31, 2002. Pursuant to the terms of the forbearance agreements, the lenders have agreed not to take any action against us with respect to principal payments that were not made as they became due and for all of our outstanding financial covenant violations.

    Under the terms of the supplemental forbearance agreement entered into by us and our senior lenders on April 12, 2002, which was subsequently amended on May 31, 2002, we were required to make certain payments to the senior lenders in the aggregate of approximately $716,000 at various dates between April 12, and May 30, 2002, including all of the costs and expenses pertaining to the senior lenders' retention of a financial consultant to evaluate the operations, financial records, business prospects, economic value and other aspects of the Company. Payments made under the terms of this agreement were to be applied first to amounts payable to the lenders' financial consultant, second to interest that was due January 31, 2002, third to interest that was due February 28, 2002 and fourth to interest that was due April 1, 2002. We are also required to maintain at all times a retainer with the lenders' financial consultant of not less than $75,000. As of June 30, 2002 we made all required payments under the supplemental forbearance agreements, including $500,000 of payments to the lenders' financial consultant. In addition, in the event a termination of the purchase agreement that was signed on June 14, 2002 between us and CEI Acquisition Corp. were to occur, such an event would be considered a forbearance default under the terms of the current forbearance agreement.

    We have not made principal payments on our Master Credit Facility with GE Capital Corporation since December of 2001 and, as of September 30, and December 31, 2001, we were not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 we, GE Capital Corp. and the other participants in the Master Credit Facility agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments, and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, we will be required to make a $500,000 principal payment upon the proposed sale of Clean Earth if it takes place. The forbearance and Modification Agreement was subsequently amended on May 30, 2002 and again on June 14, 2002 to, among other things, extend the forbearance period until the date that is twenty four months following the date of the closing of the sale of Clean Earth, provided that the transaction take place prior to August 30, 2002. However, if we obtain a new revolving credit facility upon the closing of, or subsequent to, the sale of Clean Earth from a lending group other than that which comprises the lending group under our Senior Credit Facility, we must resume monthly principal payments on a schedule sufficient to retire the facility by June 30, 2007. The outstanding balance on the Master Credit Facility is approximately $11.4 million. The June 14, 2002 amendment also gives the lenders a first priority lien on our option to purchase the land and buildings in Chicago, Illinois (the "Chicago property") currently leased by us, and requires us to exercise this purchase option no later than May 1, 2003.

    In addition, we will be required to make a $2 million prepayment on the Master Credit Facility upon the earlier of (i) our replacement of our existing revolving credit facility with a new facility with availability of at least $10 million, unless the new facility is with our current senior lending group; (ii) our exercising the purchase option on, and subsequently obtaining a mortgage against, our Chicago property; or (iii) July 31, 2003. We will also be required to pay a forbearance fee in connection with the Forbearance and Modification Agreement in an amount equal to 2% of our obligations outstanding under the Master Credit Facility as of the date of the proposed sale of Clean Earth. This forbearance fee will be due upon the earlier of our obtaining a new revolving credit facility from a lender other than that which exists under our current revolving credit facility, or the closing of our financing of our Chicago property. The Forbearance and Modification Agreement also re-sets the minimum tangible net worth covenant commencing with the quarter in which the sale of Clean Earth takes place and adds new covenants for minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") commencing March 31, 2002. It also requires us, under certain circumstances, to grant additional security interest to GE Capital Corp. and to the other participants in the Master Credit Facility for some of our property, plant and equipment that these lenders currently have no security interest in. We were not in compliance with the EBITDA covenant as of June 30, 2002, however the lenders under the Master Credit Facility have not taken any action, including declaration of default, against us with respect to this covenant violation.

    The Master Credit Facility also contains a provision whereby an event which would accelerate payment terms of our Senior Credit Facility would also accelerate the payment terms of the Master Credit Facility to the same due date as the Senior Credit Facility. The Senior Credit Facility has a similar provision with respect to the Master Credit Facility. In addition, defaults under these lending agreements cause defaults, pursuant to cross default provisions, of some of our other agreements, including, but not limited to, other lending agreements, debenture agreements, lease agreements and others.

    We had been required to retire our $4.0 million convertible debenture issued to Halifax Fund, L.P., ("Halifax") on or before July 1, 2002. On June 5, 2002 we executed a letter agreement with Halifax to restructure all of the Halifax debentures, subject to the completion of the sale of Clean Earth, whereby Halifax will receive $2.5 million at the close of the sale of Clean Earth and the debentures will be exchanged for two new subordinated debentures with an aggregate principal amount of $8.4 million. Halifax has a second lien on substantially all of our assets. See note 6 of the consolidated financial statements for additional information on the restructuring of the Halifax debentures.

    On April 2, 2002 the maturity date of the $5.0 million convertible debenture payable to Stout Partnership, our largest stockholder, was extended from July 1, 2002 to July 1, 2003 in exchange for increasing the interest rate on the debenture from 11.5% to 16%. Several members of our board of directors and Mark
S. Alsentzer, our Chief Executive Officer, are affiliated with Stout Partnership. On May 29, 2002 the Stout Partnership agreed to convert the entire debenture plus accrued interest of approximately $183,000 into 19,935,808 shares of the Company's common stock. The conversion price of $0.26 per share is in accordance with the conversion formula as stated in the terms of the debenture, and the transaction is subject to shareholder approval and the completion of the sale of Clean Earth. This transaction is a requirement of our senior lenders as a condition for extending additional credit to the Company after the sale of Clean Earth is completed.

    We currently do not have the financial resources to repay our debt obligations under the Senior Credit Facility, Master Credit Facility and $4 million convertible debenture as they become due or in the event that current or future events of default, including the failure to complete the sale of Clean Earth, are not waived in writing and such debt is immediately due without obtaining new debt and/or equity capital, negotiating different payment terms and/or selling some of its assets. Our current and past failures to comply with the terms of our Senior Credit Facility and Master Credit Facility, as well as the related forbearance agreements and other debt obligations, and the material financial obligations currently contained in our Senior Credit Facility and Master Credit Facility have a material adverse effect upon our liquidity and capital resources and raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed above, we have entered into an agreement to sell Clean Earth, and expect to close this transaction prior to August 30, 2002. No assurances can be given that we will be able to close this transaction or that we will be successful in selling Clean Earth at all in the event this transaction is not consummated. If we are successful in completing this sale transaction, we will pay down a substantial portion, if not all, of our Senior Credit Facility, restructure our Halifax debentures and have a new revolving line of credit to provide working capital after the sale transaction is completed. While there can be no assurances, we believe that this sale transaction, if consummated, would allow us to reorganize our capital structure and cure our liquidity crisis.

    If we are not successful in completing this sale transaction, we will be required to seek other alternatives for refinancing our capital structure which could include raising additional equity, selling some of our assets or restructuring the Senior Credit Facility. There can be no assurances that this course of action will be successful. Our failure to refinance our capital structure would require us to significantly curtail its operations. In this event, we may be forced to seek protection under the Bankruptcy Code or we may be forced into a bankruptcy proceeding by these lenders.

    Cash and cash equivalents totaled $1,541,000 at June 30, 2002, an increase of $629,000 from the $912,000 at December 31, 2001. Cash provided by operating activities amounted to $1,720,000 for the first six months of 2002, as compared to cash used in operating activities of $696,000 for the comparable period in 2001. The following table summarizes the different components of cash provided by operating activities for the six months ended June 30, 2002 and 2001.

     Dollar amounts in thousands:

                                                           2002        2001
                                                         -------     -------
    Net loss                                             $(6,485)    $(4,901)
    Non-cash charges                                       6,304       5,110
    Decrease (Increase) in accounts receivable             4,036      (2,187)
    Decrease in inventories                                  613       2,004
    Increase (Decrease) in accounts payable               (2,354)      2,264
    Changes in other working capital and other assets       (394)     (2,986)
                                                         -------     -------
    Net cash provided by operating activities            $ 1,720     $  (696)
                                                         =======     =======

    Non cash charges consist primarily of depreciation expense, amortization of intangibles, deferred income tax benefit, amortization of deferred financing costs and discounts on convertible debentures and beneficial conversion features of convertible debentures.

    Cash used in investing activities was $1,280,000 in the first six months of 2002, an decrease of $198,000 from the prior year, as a $225,000 increase in capital expenditures was more than offset by the disposal of certain property, plant and equipment. Capital expenditures in the first six months of 2002 amounted to $1,798,000. We expect to incur approximately $500,000 in capital expenditures for the remainder of 2002

    Cash provided by financing activities totaled $189,000 for the six months ending June 30, 2002, as compared to $491,000 during the comparable period in 2001. In the first six months of 2002 we borrowed $0.5 million on our Senior Credit Facility revolving credit line and raised approximately $0.4 million through a common stock private placement, while making principal payments on notes payable of approximately $0.7 million. During the first six months of 2001 we raised approximately $5 million through the issuance of convertible debentures and preferred stock, mostly offset by approximately $4.5 million of principal payments on long term debt, including $2.5 million of principal payments on our Senior Credit Facility term loan.

    At June 30, 2002, we had a working capital deficit of $55,697,000, compared to $60,525,000 at December 31, 2001. The change is due primarily to the extension of the maturity date of the Stout Partnership convertible debenture from July 1, 2002 to July 1, 2003. In accordance with its terms, this debenture will be converted into common stock at a conversion price of $0.26 per share during the third quarter of 2002, subject to shareholder approval at the Special Meeting of Stockholders on August 27, 2002. The Stout Partnership is our largest shareholder. Several members of our Board of Directors and our Chief Executive Officer are affiliated with the Stout Partnership.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The accounting policies that we have identified as critical to our business operations and to an understanding of our results of operations are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgement in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that the actual results will not differ from those estimates.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

    Net sales in the second quarter of 2002 were $35,383,000, as compared to $50,750,000 in the second quarter of 2001, a decrease of $15,367,000, or 30.2%.
Most of the decrease was due to the decline in revenues from our Environmental Recycling division. Environmental Recycling revenues for the quarter of $20,459,000 were $13,738,000, or 40.2%, lower than in the prior year, as our current liquidity constraints delayed the start of certain projects, due to an inability to pay vendors and obtain performance bonds.

    Plastic Lumber division revenues decreased by 9.8% in the quarter to $14,924,000. Our decision to discontinue resin processing for outside customers, which has historically been a very low margin business, resulted in lower revenues of approximately $1.5 million. In addition, sales of our decking products declined by approximately $1.4 million. These decreases were partially offset by increased sales of our OEM and transportation specialty products, as well as our slipsheet packaging products.

    Gross profit in the second quarter of 2002 decreased by 31.2% to $6,049,000, as compared to $8,796,000 in the second quarter of 2001, mainly due to lower revenues at the Environmental Recycling division. Gross profit as a percent of revenues at the Environmental Recycling division decreased from 18.0% in 2001 to 15.5% in 2002, as our liquidity constraints have delayed the commencement of some of our dredging projects and have also required us to purchase materials and supplies on less than optimal terms. Gross profit as a percent of revenues at the Plastic Lumber division increased from 15.7% in 2001 to 19.4% in 2002, mainly due to the completion of the division's restructuring plan which has improved our direct manufacturing margins and lowered our fixed manufacturing costs.

    Selling, general and administrative expenses ("SG&A), increased by to $6,380,000 in the second quarter of 2002 as compared to $6,060,000 in 2001 as reduced expenses at both operating divisions were more than offset by increased corporate expenses. During the second quarter of 2002 we incurred approximately $396,000 in connection with the sale of Clean Earth, primarily legal fees, and incurred approximately $646,000 in financial consulting and legal fees that were directly related to our distressed financial situation. Neither of these costs were present in the comparable period of a year ago. Approximately two thirds of the aforementioned financial consulting and legal fees were required to be paid by us for services performed on behalf of our senior lenders under the terms of the series of forbearance agreements we entered into with them. SG&A was favorably impacted by our adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. In connection with the adoption of this standard, we ceased amortization of goodwill effective January 1, 2002. The second quarter of 2001 included $228,000 of goodwill amortization expense. The elimination of goodwill amortization in 2002 resulted in reduced SG&A expense of approximately $114,000 for the second quarter of 2002.

    The second quarter of 2002 produced an operating loss of $331,000, as compared to an operating income of $2,736,000 for the same quarter in 2001. The change is due mainly to the decline in the Environmental Recycling division's operating performance and to higher corporate SG&A expenses. The Environmental Recycling division had operating income of $1,016,000 in 2002, as compared to $3,742,000 in 2001. Operating income at the Plastic Lumber division was $945,000 in 2002, compared to an operating loss of $70,000 in 2001.

    Interest expense increased by $629,000 from the second quarter of 2001, mainly due to increased amortization of deferred financing costs and debt discounts as compared to 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

    Net sales in the first six months of 2002 were $72,271,000, as compared to $89,387,000 in the first six months of 2001, a decrease of $17,116,000, or 19.1%. Most of the decrease was due to the decline in revenues from our Environmental Recycling division. Environmental Recycling revenues for the first six months of 2002 of $43,143,000 were $14,035,000, or 24.5%, lower than in the prior year, as our current liquidity constraints delayed the start of certain dreding and construction projects.

    Plastic Lumber division revenues decreased by 9.6% in 2002 to $29,128,000. Our decision to discontinue resin processing for outside customers, which has historically been a very low margin business, resulted in lower revenues of approximately $3.5 million for the first six months of 2002 as compared to the prior year. This amount was partially offset by increased sales of our OEM specialty products and, to a lesser extent, higher sales of composite decking products.

    Despite lower revenues in both divisions, gross profit in the first six months of 2002 increased by 7.8% to $12,478,000, as compared to $11,578,000 in the first six months of 2001. The increase was due to the completion of the restructuring plan at the Plastic Lumber division, which resulted in improved gross profit margins a percent of net revenues. Gross profit margin as a percent of revenues in the Plastic lumber division increased in the first six months of 2002 to 20.8%, as compared to 10.3% in the six months of 2001, resulting in an increase in gross profit of $2,722,000. As a result of the restructuring at the Plastic Lumber division, the division currently operates in three facilities, whereas during the first six months of 2001 the division operated in nine facilities. In addition to a significant reduction in fixed manufacturing costs, the restructuring also resulted in more efficient and uniform manufacturing processes and decreased variable manufacturing costs. The Environmental Recycling division's gross profit decreased by $1,822,000 due to lower revenues. Gross profit margin as a percent of revenue increased from 14.4% in 2001 to 14.9% in 2002, mainly due to improved margins at the division's fixed base treatment facilities.

    Excluding a $182,000 restructuring charge at the Plastic Lumber division in the first quarter of 2001, SG&A increased by $531,000 to $12,306,000, as reduced expenses at both operating divisions were more than offset by increased corporate expenses. The increase in corporate expenses is due primarily to legal fees and proxy solicitation, printing and mailing costs in connection with the proposed sale of the Environmental Recycling division. These costs totaled approximately $1,000,000 in the first six months of 2002. In addition, we incurred approximately $774,000 in financial consulting and legal fees that were directly related to our financial situation. Neither of these costs were present in 2001. Most of the aforementioned financial consulting and legal fees were required to be paid by us for services performed on behalf of our senior lenders under the terms of the series of forbearance agreements we entered into with them. SG&A was also favorably impacted by our adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. In connection with the adoption of this standard, we ceased amortization of goodwill effective January 1, 2002. The first six months of 2001 included $535,000 of goodwill amortization expense. The elimination of goodwill amortization in 2002 resulted in reduced SG&A expense of approximately $229,000 for the first six months of 2002.

    The first six months of 2002 produced operating income of $172,000, as compared to an operating loss of $379,000 for the same period in 2001. The Environmental Recycling division had operating income of $2,170,000 in 2002, compared to $3,463,000 in 2001, with the decrease being attributable to lower revenues. The decrease in operating income at the Environmental Recycling division and increased corporate SG&A expenses were largely offset by the improved operating performance at the Plastic Lumber division. Operating income at the Plastic Lumber division was $1,755,000 in 2002, compared to an operating loss of $2,022,000 in 2001, with the improvement attributable to a higher gross profit margin and lower marketing expenses.

    Interest expense increased by $1,441,000 from the first six months of 2001, mainly due to increased amortization of deferred financing costs and debt discounts as compared to 2001, and to penalties of $690,000 we accrued in 2002 connection with our failure to file a registration statement for some of the holders of our common stock and warrants.


SEASONALITY

    We normally experience a seasonal slow down during the winter months because our environmental operations are located in the Northeastern United States where adverse weather and normal ground freezing can impact our performance. Additionally, sales of certain plastic lumber products tend to slow significantly in the winter months.

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

    The Company adopted the provisions of SFAS No. 141 during 2001 and initially adopted the provisions of SFAS No. 142 on January 1, 2002. Adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect upon our results of operations or financial condition.

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


NASDAQ DELISTING NOTICE

     Our common stock currently trades on the Nasdaq SmallCap Market under the trading symbol "USPL." In May 2002, we were notified by Nasdaq that we did not meet the Nasdaq maintenance criteria for continued listing on the Nasdaq Natinal Market due to the decline in our stock price and that our common stock would be delisted on May 24, 2002. As a result, we filed an application with Nasdaq to transfer our securities to The Nasdaq SmallCap Market, and the initiation of the delisting proceedings was stayed pending Nasdaq's review of our application. On June 13, 2002, we were notified via telephone by our Nasdaq analyst that our application for listing on the Nasdaq SmallCap Market was approved, subject to receipt of payment of the applicable fees, which was made accordingly. As a result of our listing on the Nasdaq SmallCap Market, we have until August 13, 2002 to regain compliance with the $1.00 bid price requirement. We may also be eligible for an additional 180 day grace period if we meet certain requirements. In addition, assuming we are not delisted on August 13, 2002 and are provided with the 180 day grace period, we can transfer back to the Nasdaq National Market if our bid price is $1.00 per share for 30 consecutive trading days by February 10, 2003 and we meet the other criteria for continued listing on the Nasdaq National Market. No assurance can be given as to whether we will be successful in maintaining our Nasdaq SmallCap listing or transferring back to the Nasdaq National Market.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of the Company's market risks is contained in Part I Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant developments with respect to exposure to market risk.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On February 28, 2002 a judgment in the amount of $1,760,000 plus administrative fees, arbitrators' compensation and interest was awarded to Southern Wood Services due to the Company's breach of a purchase contract. As a result, the Company accrued $1,844,000 at December 31, 2001 in connection with this ruling. On June 18, 2002 the Company entered into a settlement agreement with Southern Wood Services whereby the Company agreed to pay $1,590,000 payable in 53 equal monthly payments of $30,000, commencing with the date of the settlement agreement.

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At June 30, 2002 the Company has accrued approximately $324,000 for estimated liabilities related to these matters. The Company believes the accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that the accrual will be sufficient.

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

    During the first six months of 2002 4,400 shares of common stock were issued as annual compensation to the Company's non-employee directors, and 18,000 shares were issued to settle employment related litigation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Events of default are discussed in Notes 3 and 5 to the Condensed Unaudited Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 19, 2002 the shareholders approved the sale of the Company's wholly-owned subsidiary, Clean Earth Inc., under the terms described in the Purchase Agreement between the Company and New CEI, Inc. The sale was not completed due to the inability of New CEI, Inc. to obtain the necessary financing. On August 27, 2002 a Special Meeting of Stockholders will be held to ratify the purchase agreement between the Company and CEI Holding Corp. to sell Clean Earth, Inc., and the conversion of the convertible subordinated debenture held by the Stout Partnership into 19,935,808 shares of common stock.


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

           On June 21, 2002 the Company filed a Report on Form 8-K to report that the Company had executed an amended purchase agreement to sell its Clean Earth subsidiary, had signed a second supplemental forbearance agreement with the lenders under its Senior Credit Facility, and signed an amendment to the Forbearance and Modification Agreement with the lenders under its Master Credit Facility, reached an agreement with the Stout Partnership on the conversion of its subordinated convertible debenture into shares of the Company's common stock and had reached an agreement with Halifax Fund, L.P. on restructuring their debentures.

           On July 25, 2002 the Company filed a Report on Form 8-K to report that the Company signed a second amendment to the Forbearance and Modification Agreement with the lenders under its Master Credit Facility, and that to refile its audited financial statements as of December 31, 2001 to include supplemental transition disclosures required by Statement of Financial Accounting Standard No. 142.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2002                        /s/ MICHAEL D. SCHMIDT
---------------                        --------------------------------------
  Date                                 Michael D. Schmidt,
                                       Vice President of Finance and Treasurer