Form 10-Q
period 2002-09-30
U S PLASTIC LUMBER CORP
filed 2002-11-14
CIK 1014851

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

    Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the registrant's common stock as of September 30, 2002 is 64,426,416 shares.

================================================================================

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----
      PART I.  UNAUDITED FINANCIAL INFORMATION

      Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets as of September 30, 2002
        and December 31, 2001............................................    2

      Condensed Consolidated Statements of Operations for the
        Three Months Ended September 30, 2002 and 2001...................    3

      Condensed Consolidated Statements of Operations for the
        Nine Months Ended September 30, 2002 and 2001....................    4

      Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2002 and 2001.........................    5

      Notes to Condensed Consolidated Financial Statements...............    6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   15

      Item 3. Quantitative and Qualitative Disclosures About Market Risk    19

      Item 4. Controls and Procedures....................................   20

      PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.........................................   20

      Item 2.  Changes in Securities and Use of Proceeds.................   20

      Item 3.  Defaults Upon Senior Securities...........................   21

      Item 4.  Submission of Matters to a Vote of Security
        Holders..........................................................   21

      Item 6.  Exhibits and Reports on Form 8-K..........................   21

      SIGNATURES.........................................................   22

      Section 302 Certifications.........................................   23





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

             U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             At September 30, 2002 and December 31, 2001
            Dollar amounts in thousands except share data



                                                                                           Unaudited
                                                                                              2002               2001
                                                                                           ----------           ---------
                                  ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                $     106           $     511
   Accounts receivable, net of allowance for doubtful accounts of $3,409
     and $5,171, respectively                                                                   7,622               7,303
   Inventories                                                                                  4,894               5,482
   Prepaid expenses and other assets                                                            3,667               1,336
   Assets of discontinued operating segment                                                        --              31,613
                                                                                            ---------           ---------

      Total current assets                                                                     16,289              46,245

Property, plant and equipment (net)                                                            57,104              58,770
Assets held for sale                                                                            1,071               1,071
Goodwill (net)                                                                                 12,650              13,031
Other intangibles                                                                                 546                 597
Other assets                                                                                    1,853               2,885
Assets of discontinued operating segment                                                           --              39,070
                                                                                            ---------           ---------

      Total assets                                                                          $  89,513           $ 161,669
                                                                                            =========           =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                         $   9,508           $  11,289
   Notes and capital leases payable, current portion                                           11,807              49,404
   Accrued expenses                                                                             6,609               6,195
   Convertible subordinated debentures, net of unamortized discount                                --               3,579
   Convertible subordinated debentures - affiliates, net of unamortized discount                   --               5,000
   Restructuring accrual                                                                           76               1,275
   Other current liabilities                                                                    3,001               4,527
   Liabilities of discontinued operating segment                                                   --              25,501
                                                                                            ---------           ---------

      Total current liabilities                                                                31,001             106,770

Notes and capital leases payable, net of current portion                                        4,786               2,986
Other liabilities                                                                               2,107                 324
Minority interest                                                                                 165                 165
Subordinated notes and convertible debentures                                                  10,135               5,584
Liabilities of discontinued operating segment                                                      --               2,655
                                                                                            ---------           ---------

      Total liabilities                                                                        48,194             118,484
                                                                                            ---------           ---------


STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.001; authorized 5,000,000 shares;
       Series "D" 15%, issued and outstanding 0 and 1,187,285 shares, respectively                 --                   1
       Series "E" 10%, issued and outstanding 0 and 1,714,285 shares, respectively                 --                   2
   Common stock par value $.0001, authorized 100,000,000 shares;
      issued and outstanding 64,426,416 and 39,611,392 shares, respectively                         6                   4
   Additional paid-in capital                                                                 111,913             104,177
   Accumulated deficit                                                                        (70,600)            (60,999)
                                                                                            ---------           ---------

      Total stockholders' equity                                                               41,319              43,185
                                                                                            ---------           ---------


      Total liabilities and stockholders' equity                                            $  89,513           $ 161,669
                                                                                            =========           =========



See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Dollar amounts in thousands except share and per share data
                 Three Months Ended September 30, 2002 and 2001
                                  (Unaudited)


                                                                                        2002                      2001
                                                                                   ------------                ------------
Sales, net                                                                         $     10,646                $     15,323

Cost of goods sold                                                                       11,028                      13,835
                                                                                   ------------                ------------

    Gross (loss) profit                                                                    (382)                      1,488

Selling, general and administrative expenses                                              2,614                       5,366
Restructuring and asset impairment charge                                                   453                      11,466
                                                                                   ------------                ------------

    Operating loss                                                                       (3,449)                    (15,344)

Interest and other income                                                                    46                           6
Interest expense                                                                          4,093                       2,952
                                                                                   ------------                ------------

    Loss from continuing operations before income taxes                                  (7,496)                    (18,290)

Income tax provision                                                                         --                         610
                                                                                   ------------                ------------

    Loss from continuing operations                                                      (7,496)                    (18,900)

Discontinued Operations:
    Income from operations of discontinued segment,
    net of taxes of $0 and $100,000                                                       2,920                       2,472
    Gain on disposal of discontinued environmental recycling segment                      1,637                          --
                                                                                   ------------                ------------
    Income from discontinued operations                                                   4,557                       2,472
                                                                                   ------------                ------------
    Net loss                                                                             (2,939)                    (16,428)
Preferred stock dividend earned                                                              --                         233
                                                                                   ------------                ------------

    Net loss attributable to common stockholders                                   $     (2,939)               $    (16,661)
                                                                                   ============                ============

Net loss per common share - Basic:
    Loss from continuing operations                                                $      (0.15)               $      (0.50)
    Income from discontinued operations                                            $       0.09                $       0.06
                                                                                   ------------                ------------
    Net loss per common share                                                      $      (0.06)               $      (0.44)
                                                                                   ============                ============

Net loss per common share - Diluted:
    Loss from continuing operations                                                $      (0.15)               $      (0.50)
    Income from discontinued operations                                            $       0.09                $       0.06
                                                                                   ------------                ------------
    Net loss per common share                                                      $      (0.06)               $      (0.44)
                                                                                   ============                ============

Weighted average common shares outstanding:
    Basic                                                                            48,725,448                  38,210,927
    Diluted                                                                          48,725,448                  38,210,927



See acompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Dollar amounts in thousands except share and per share data
                 Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)



                                                                                       2002                        2001
                                                                                   ------------                ------------
Sales, net                                                                         $     39,773                $     47,533

Cost of goods sold                                                                       34,111                      42,721
                                                                                   ------------                ------------

    Gross profit                                                                          5,662                       4,812

Selling, general and administrative expenses                                              9,657                      12,337
Restructuring and asset impairment charge                                                   453                      11,648
                                                                                   ------------                ------------

    Operating loss                                                                       (4,448)                    (19,173)

Interest and other income                                                                   223                         (20)
Interest expense                                                                         10,659                       8,248
                                                                                   ------------                ------------

    Loss from continuing operations before income taxes                                 (14,884)                    (27,441)

Income tax provision                                                                         --                          --
                                                                                   ------------                ------------

    Loss from continuing operations                                                     (14,884)                    (27,441)

Discontinued Operations:
    Income from operations of discontinued segment                                        3,823                       6,112
    Gain on disposal of discontinued environmental recycling segment                      1,637                          --
                                                                                   ------------                ------------
    Income from discontinued operations                                                   5,460                       6,112
                                                                                   ------------                ------------
    Net loss                                                                             (9,424)                    (21,329)
Preferred stock dividend earned                                                             177                       1,144
                                                                                   ------------                ------------

    Net loss attributable to common stockholders                                   $     (9,601)               $    (22,473)
                                                                                   ============                ============

Net loss per common share - Basic:
    Loss from continuing operations                                                $      (0.34)               $      (0.79)
    Income from discontinued operations                                            $       0.13                $       0.17
                                                                                   ------------                ------------
    Net loss per common share                                                      $      (0.21)               $      (0.62)
                                                                                   ============                ============

Net loss per common share - Diluted:
    Loss from continuing operations                                                $      (0.34)               $      (0.79)
    Income from discontinued operations                                            $       0.13                $       0.17
                                                                                   ------------                ------------
    Net loss per common share                                                      $      (0.21)               $      (0.62)
                                                                                   ============                ============

Weighted average common shares outstanding:
    Basic                                                                            44,720,499                  36,189,481
    Diluted                                                                          44,720,499                  36,189,481



See acompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2002 and 2001
                 Dollar amounts in thousands except share data
                                  (Unaudited)



                                                                                             2002                   2001
                                                                                         ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $     (9,424)          $    (21,329)
                                                                                         ------------           ------------

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                             2,859                  3,018
       Amortization                                                                                52                    441
       Gain on disposal of discontinued operating segment                                      (1,637)
       Income from discontinued operations                                                     (3,823)                (6,112)
       Write down of obsolete inventory                                                           134                     --
       Amortization of deferred financing costs                                                 1,686                  1,090
       Reduction of discounts on convertible subordinated debentures                              560                    725
       Interest expense paid in kind                                                              130                     --
       Beneficial conversion feature of convertible subordinated debentures                     3,041                    280
       Non-cash restructuring and asset impairment charges                                        453                 11,452
       (Gain) loss on sale of property, plant & equipment                                          10                     (2)
   Changes in operating assets and liabilities, net of divestitures:
       Accounts receivable                                                                       (319)                  (354)
       Inventories                                                                                453                  2,170
       Prepaid expenses and other current assets                                               (2,330)                (1,356)
       Other assets                                                                               246                 (2,617)
       Accounts payable                                                                           662                  3,662
       Other liabilities                                                                          (31)                   649
       Accrued expenses                                                                         2,370                  1,069
                                                                                         ------------           ------------
          Net cash used in operating activities - continuing operations                        (4,908)                (7,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment                                             (1,885)                (1,215)
   Proceeds from the sale of discontinued operations, net of cash retained
    by the purchaser                                                                           41,118                     --
   Divestitures of property, plant and equipment                                                  229                    207
                                                                                         ------------           ------------
          Net cash provided by (used in) investing activities -
            continuing operations                                                              39,462                 (1,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock, net of issuance costs                                  376                    991
   Proceeds from the sale of preferred stock, net of issuance costs                                --                    999
   Proceeds from the sale of convertible subordinated debentures,
     net of issuance costs                                                                         --                  3,732
   Net repayments on lines of credit                                                          (12,400)                    --
   Proceeds from notes payable                                                                  1,092                  1,200
   Payments of notes payable                                                                  (27,683)                (6,712)
                                                                                         ------------           ------------
          Net cash (used in) provided by financing activities -
            continuing operations                                                             (38,615)                   210
                                                                                         ------------           ------------
Net change in cash and cash equivalents - continuing operations                                (4,061)                (8,012)
Cash from discontinued operations                                                               3,255                  6,836
Cash and cash equivalents, beginning of period, including cash
  of discontinued operations                                                                      912                  2,211
                                                                                         ------------           ------------
Cash and cash equivalents, end of period                                                 $        106           $      1,035
                                                                                         ============           ============

Supplemental disclosure of cash flow information - continuing operations:
Cash paid during the period for:
   Interest                                                                              $      1,633           $      5,259
   Income taxes                                                                          $          4           $          9


Number of shares issued (canceled) during the period for non-cash transactions:
   Acquisitions, Clean Earth merger and other items                                           (41,137)                 8,075
   Compensation - employees and directors                                                       4,400                  4,400
   Litigation settlements                                                                      18,000                 45,000
   Conversion of debenture and preferred stock                                             23,839,302              2,134,742
   Investment banking and commitment fees                                                          --                235,000
   Warrants issued in connection with professional services provided                               --                181,250
   Modification of convertible subordinated debt agreements                                  (285,714)
   Settlement of trade payables and professional services                                     480,173



See accompanying notes to condensed unaudited consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

    U.S. Plastic Lumber Corp. and its subsidiaries (collectively the "Company") are engaged in the manufacturing of alternative wood and other specialty products made primarily from recycled plastic. Prior to September 9, 2002, the Company also provided environmental remediation services, including recycling of soils that had been exposed to hydrocarbons and the beneficial reuse of dredge materials. The Company's customers are located primarily throughout the United States, however the Company does have a small number of international customers. The Company's environmental remediation, dredge and soil recycling customers were located primarily in the Northeastern United States.

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

    As discussed in Note 2, the Company completed the sale of its environmental recycling and remediation business on September 9, 2002 and the effects of the sale are reflected in the Company's consolidated financial statements. The results of operations of this business segment from January 1, 2002 through the date of the sale is included in Income from Discontinued Operations in the Company's Consolidated Statement of Operations for the nine months ended September 30, 2002. Income from Discontinued Operations in the Company's Consolidated Statement of Operations for the three months ended September 30, 2002 includes the results of the environmental recycling and remediation business from July 1, 2002 through the date of the sale. All prior periods presented in this Form 10-Q have been restated to reflect the environmental recycling and remediation business as a discontinued operation.


2.  AGREEMENT TO SELL CLEAN EARTH, INC.

     On June 14, 2002 the Company entered into an amended and restated purchase agreement with CEI Holding Corporation ("CEI Holding Corp."), a corporation recently formed by Eos Partners, L.P. and Bank of America Capital Investors, two private equity investment groups, to sell 100% of the capital stock of its wholly-owned subsidiary, Clean Earth, Inc. ("Clean Earth") to CEI Holding Corp., subject to approval of the Company's shareholders. The transaction was approved by the Company's shareholders on August 27, 2002, and the sale transaction was completed on September 9, 2002.

     Under the terms of the purchase agreement, the purchase price consisted of:

     o $45.0 million, of which $44.0 million was paid at closing and $1.0 million will be held in escrow pending the completion of the audit of the closing Clean Earth balance sheet and the resulting final purchase price adjustments, pursuant to the terms of the purchase agreement; and

     o A 5% promissory note issued by CEI Holding Corp. in the original principal amount of $3.5 million with a maturity date of September 9, 2012, subject to certain adjustments and rights of set-off as described in the purchase agreement. The promissory note will be subordinate to all of the senior debt of CEI Holding Corp. The Company has valued the promissory note at approximately $921,000, based on the characteristics and inherent risk of the note, and will accrete interest periodically until the note's maturity date.

     The purchase price was subject to adjustments pertaining to the working capital of Clean Earth and the debt of Clean Earth to be retained by the purchaser as of the date of closing. Based on the unaudited balance sheet of Clean Earth as of the closing date, these adjustments resulted in a net increase to the purchase price of approximately $384,000, which was included in the cash payment made at closing. The final adjustments to the cash portion of the purchase price will be based upon an audited balance sheet of Clean Earth to be delivered within 90 days of the closing date. If the amount of outstanding debt and other obligations and non-cash working capital set forth on the final audited balance sheet differ from the amounts of such items set forth on the unaudited balance sheet, the purchase price will be increased or decreased depending on the results of the audit. Any adjustments for a reduction in the purchase after the closing, if any, would first be paid to the purchaser out of the $1.0 million placed in escrow. If the audited balance sheet results in downward adjustments to the purchase price in excess of the $1.0 million that was placed in escrow, the amount of the excess adjustment would be paid by the Company to the purchaser, at the purchaser's option, in cash or in the form of a principal reduction of the $3.5 million promissory note. If the audited balance sheet results in upward adjustments to the purchase price, the amount of the excess adjustment would be payable to the Company in cash within five business days of the determination of the final purchase price adjustment. The Company believes that the $1.0 million placed in escrow will be sufficient to cover any downward adjustments to the purchase price.

     The Company realized net cash proceeds, after the $1.0 million escrow withholding and transaction expenses, of approximately $41.7 million, and recorded a gain on the sale transaction of $1,637,000. The proceeds were used to pay down the entire principal balance of the Company's Senior Credit Facility in the amount of $37.9 million and to pay down certain other indebtedness.

     In addition, the receivables pursuant to (i) the Company's ownership interest in the joint venture between Interstate Industrial Corp. and the Company; and (ii) the Quakertown Foundry Site Agreement between Integrated Technical Services, a subsidiary of Clean Earth, and the Pennsylvania Department of Environmental Protection were not included as part of the purchase agreement. The net book value of these receivables was approximately $1,640,000 as of September 30, 2002.


3. LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2002 and beyond will be dependent on, among other things, its ability to obtain a new senior credit facility, meet its payment obligations under, achieve and maintain compliance with the financial covenants in its debt agreements and provide financing for working capital.

    Upon the closing of sale of Clean Earth, the Company received a new revolving credit facility from the same lending group that comprised its previously existing Senior Credit Facility ("the Bank of America Lending Group"), with a maximum availability of $3.0 million. Outstanding borrowings on this facility were $1.0 million and $3.0 million as of September 30, 2002 and November 14, 2002 respectively. Under certain conditions, the availability under this facility could increase to $10.0 million. The Company is currently negotiating a new $13 million credit facility with another financial institution to replace the existing facility, and is also negotiating an amendment to its Master Credit Facility to cure certain defaults in connection with that lending agreement. The Company expects these negotiations to be completed in the very near future.

    In September of 2002 the $5 million convertible debenture payable to the Stout Partnership was converted to equity in accordance with the terms of the debenture agreement. In addition, the $4 million convertible subordinated debenture payable to Halifax Fund, L.P. ("Halifax") that was due July 1, 2002 was retired as part of an Exchange and Repurchase Agreement. See notes 4 and 6 for further information on these transactions.

     If the Company is not successful in completing the proposed amendment to its Master Credit Facility as further described in note 5, it will be required to seek other alternatives for financing its ongoing working capital needs, which could include raising additional equity, selling some of its assets or increasing the availability on its current credit facility. There can be no assurances that this course of action will be successful. The Company's failure to provide financing for its ongoing working capital needs would require the Company to significantly curtail its operations.

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

     The Company did not pay any of the required cash dividends on the Series D Preferred Stock due to a deterioration in the Company's financial condition. Dividends in arrears on the Series D Preferred Stock amounted to approximately $809,000 at December 31, 2001 and $911,000 immediately prior to the conversion of the Series D Preferred Stock. Promissory Notes have been offered to all of the former holders of the Series D Preferred Stock with the exception of Halifax, (see note 6) at varying rates of interest and maturity dates. All but one of the remaining former holders have accepted the terms and executed their respective notes. The outstanding balance of these notes as of September 30, 2002 was approximately $753,000. On March 1, 2002 all 1,187,285 shares of outstanding Series D Preferred Stock were converted into an equal number of shares of common stock.

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

CONVERSION OF STOUT DEBENTURE

     On May 29, 2002 the Stout Partnership signed an agreement to convert its $5.0 million convertible subordinated debenture due July 1, 2003, plus accrued interest of approximately $183,000, into 19,935,808 shares of the Company's common stock. The conversion price of $0.26 per share is in accordance with the conversion formula as stated in the terms of the debenture and is based on the May 29, 2002 date of the agreement. Several members of the Company's board of directors and Mark S. Alsentzer, the Company's Chief Executive Officer, are affiliated with Stout Partnership. The transaction was approved by the Company's shareholders at a Special Meeting of Shareholders on August 27, 2002. The conversion took place on September 11, 2002 and the Company recognized as interest expense a beneficial conversion feature of approximately $2,791,000 based on the September 9, 2002 commitment date.


5. NOTES AND CAPITAL LEASES PAYABLE

    On September 9, 2002 the Company paid down the outstanding principal balance on its Senior Credit Facility in the amount of $37.9 million, and also paid approximately $1.1 million of accrued fees and penalties related to the Senior Credit Facility. Also on September 9, 2002, the Company received a new credit facility with this same lending group with a maximum availability of $3.0 million. The outstanding balance on this facility is $1.0 million and $3.0 million as of September 30, 2002 and November 14, 2002 respectively. If the Company is able to obtain a forbearance agreement from the lending group which comprises its Master Credit Facility ("the GE Lending Group") that is acceptable to the Bank of America Lending Group, the availability on this facility will increase to a maximum of $10.0 million. The financial covenants for this facility do not take effect until March 31, 2003.

     The Company has not made principal payments on its Master Credit Facility with the GE Lending Group since December of 2001 and, as of September 30, and December 31, 2001, was not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company and the GE Lending Group agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments, and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, the Company was required to make a $500,000 principal payment upon the completion of the sale of Clean Earth. The forbearance and Modification Agreement was subsequently amended on May 30, 2002 and again on June 14, 2002 to, among other things, extend the forbearance period until the date that is twenty four months following the date of the closing of the sale of Clean Earth, provided that the transaction take place prior to August 30, 2002 and subject to certain other conditions. The Company did not complete the sale of Clean Earth until September 9, 2002, therefore the forbearance period has terminated. In addition, the Company did not make the required principal payment of $500,000 that was required upon the completion of the sale of Clean Earth, nor was the Company in compliance with the financial covenants of the agreement as of June 30, 2002 and September 30, 2002. The Company is currently in negotiations with the GE Lending Group for a third amendment to the Forbearance and Modification Agreement which would cure these defaults, for which to date the GE Lending Group has taken no action against the Company. The amendment would provide for the resumption of regular principal payments on the facility, and will also modify the conditions under which the Company will be required to make an additional $2,000,000 prepayment of principal on the facility. This prepayment is currently due no later than July 31, 2003. In addition, the facility as currently amended gives the GE Lending Group a first priority lien on the Company's option to purchase the land and buildings in Chicago, Illinois ("the Chicago Property") currently leased by the Company, and requires the Company to exercise this purchase option no later than May 1, 2003. If the Company is unsuccessful in obtaining this new amendment or otherwise obtaining waivers of its current defaults, the GE Lending Group can demand immediate repayment from the Company of the outstanding balance of the Master Credit Facility, which is $11,356,000 as of September 30, 2002. The Company currently does not have the resources to pay these obligations if they become currently due.

     The purchaser of Clean Earth assumed approximately $4.3 million of notes and capital leases payable for which the Company was either the borrower or guarantor.

Notes payable and capital leases consist of the following (in thousands):


                                                                           September 30, 2002    December 31, 2001
                                                                           ------------------    -----------------
Term loan under the Senior Credit Facility                                           --               $25,000
Revolving credit line under the Senior Credit Facility                               --                12,400
Replacement credit facility with the Bank of America Lending Group                1,032                    --
Equipment term loans under the Master Credit Facility                            11,356                11,356
Mortgage notes and capital leases payable collateralized by
  certain facilities and equipment owned by the Company and its
  subsidiaries                                                                      451                   634
Other notes payable                                                               3,754                 3,000
                                                                                -------               -------
Total notes payable and capital leases                                           16,593                52,390
        Less current portion:                                                    11,807                49,404
                                                                                -------               -------
                                                                                $ 4,786               $ 2,986
                                                                                =======               =======

6.  CONVERTIBLE SUBORDINATED DEBENTURES

    On February 2, 2000 the Company issued a 5% $7,500,000 convertible subordinated debenture (the "Fiscal 2000 Debenture") which is convertible into the Company's common stock to Halifax. On February 20, 2001, Halifax exercised its rights under the terms of the debenture to require the Company to (a) repurchase the debenture for cash at 110% of the outstanding principal amount plus all accrued, unpaid interest, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. The Company did not elect option (a), therefore the Minimum Floating Conversion Price was permanently re-set to zero. The effect of re-setting the Minimum Floating Conversion Price to zero is that upon conversion of the Fiscal 2000 Debenture into common stock the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently The Nasdaq SmallCap Market) during the four (4) trading days prior to but not including the holder's conversion date. The right of the debenture holder to convert the debenture to common stock was limited in that the holder could not convert the debenture if upon such conversion the holder would become a beneficial owner of more than 9.9% of the total issued and outstanding shares of the Company's common stock. If the holder elected to convert and the entire debenture could not be converted due to this limitation, the Company would have been required to settle in cash that portion of the debenture which could not be converted to stock when the debenture matured in February of 2005, at 110% of the sum of the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

    On February 4, 2002 $349,000 of the previously issued convertible subordinated debenture and approximately $2,000 of unpaid interest were converted into 1,001,923 shares of common stock at a conversion price of $0.35 per share. As a result of this conversion, the Company recorded a beneficial conversion feature benefit granted to the holder of approximately $250,000, which was charged to interest expense during the nine months ended September 30, 2002. The terms of the debenture allowed for the quarterly interest payments to be paid in kind by increasing the outstanding principal balance of the debenture. During the first nine months of 2002 approximately $130,000 of interest was paid in kind.

    On June 15, 2001, the Company issued a convertible subordinated debenture in the principal amount of $4.0 million (the "Fiscal 2001 Debenture") and a warrant to purchase 250,000 shares of its common stock, at an initial purchase price of $2.00 per share, to Halifax. Halifax paid the Company $4.0 million for these securities. The principal amount of the Fiscal 2001 Debenture paid interest at an annual rate of 25% and was due on July 1, 2002. The debenture was convertible into shares of the Company's common stock at a conversion price per share equal to the average of the lowest trading price of the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. The Company did not make the required quarterly interest payments on this debenture of $250,000 for the three-month periods ending December 31, 2001, March 31, 2002 and June 30, 2002.

    The Fiscal 2001 Debenture Purchase Agreement provided that the Company pay in cash a default payment of 2.5% of the sum of the outstanding principal amount of the Fiscal 2001 Debenture plus the accrued interest for each thirty day period that the shares underlying the Fiscal 2000 and Fiscal 2001 debentures, and the associated warrants issued in conjunction with them, were not registered. As of June 30, 2002 the Company had not filed a registration statement to register these shares and the Company had accrued $950,000 in penalties due Halifax as a result of the Company's failure to register these shares.

On September 24, 2002 the Company entered into an Exchange and Repurchase Agreement with Halifax whereby:

     o The Fiscal 2000 and Fiscal 2001 Halifax debentures, whose carrying amounts net of discounts at the time of the exchange were $5,503,000 and $4,000,000 respectively, were terminated

     o All unpaid default charges, fees, penalties preferred dividends in arrears and accrued interest were waived by Halifax

     o Halifax released the Company from any action Halifax had against the Company relative to the Fiscal 2000 and Fiscal 2001 Halifax Debentures

     o Halifax released its second lien on the Company's assets that were sold in connection with the sale of Clean Earth while retaining its second lien on the Company's remaining assets granted to Halifax under the terms of the Fiscal 2001 Debenture

In exchange for the preceding, the Company:

     o    Paid $2.5 million in cash to Halifax

     o Issued a 10% convertible subordinated debenture in the principal amount of $2,831,558 due March 24, 2006, with interest being paid in kind for the first two years and paid in cash for the third year. Subject to certain adjustments as more fully described in the debenture agreement, one third of the principal amount of the debenture will be convertible into shares of the Company's common stock at $0.75 per share, one third will be convertible at $1.00 per share and one third will be convertible at $1.25 per share.

     o Issued a 10% subordinated note with no conversion rights in the principal amount of $5.6 million due March 24, 2006, with interest being paid in kind for the first two years and paid in cash for the third year

     o    Canceled 285,714 shares of common stock held by Halifax

     o Agreed to file a registration statement to register the shares underlying the new convertible debenture and the warrants previously issued to Halifax no later than April 15, 2003

7.  RESTRUCTURING CHARGES

    In September of 2001 the Company announced the closing of three of its manufacturing facilities and the leasing of two of its resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. With the exception of activities associated with exiting the facilities, the Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants were transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. The Company has obtained a buyout or sublease for all but one of these closed facilities, for which negotiations are ongoing. In addition, the Company discontinued raw material processing at its Auburn, Massachusetts and Chino, California resin plants and agreed to lease these operations to other raw material processors. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. The plan of restructure was adopted by management and the board of directors and communicated to employees in late September of 2001. During the fourth quarter of 2001, the Company recorded an acquired intangibles impairment charge related to the environmental division of $13.5 million as a result of the proposed sale of CEI (see note 2) and the requirement to reduce to fair value the carrying value of CEI's long-lived assets. The following is a summary of the restructuring and asset impairment charges recorded during the third and fourth quarter of 2001:

Write-down for equipment impairment                           $ 8,694,000
Write-down for goodwill impairment                             14,616,000
Lease termination, severance and other exit costs               1,656,000
                                                              -----------
     Total restructuring and asset impairment charges         $24,966,000
                                                              ===========


    During 2001 the Company paid approximately $761,000 in employee termination, lease termination and other exit costs in connection with the restructuring and approximately $895,000 remained in the accrual as of December 31, 2001, primarily for lease termination expenses. During the nine months ended September 30, 2002 the Company paid approximately $892,000 in lease termination and employee termination costs in connection with the restructuring and approximately $3,000 remained in the accrual at September 30, 2002. In August of 2002 the party to the sublease agreement at the Auburn, Massachusetts plant terminated their sublease agreement with the Company in accordance with its terms. As a result, the company recorded an impairment charge on the fixed assets at that location of approximately $453,000. The Company is currently attempting to obtain a new sublease agreement or buyout of its lease obligation with respect to this facility.

    In the fourth quarter of 2000, the Company committed to a plan to restructure and to consolidate some of its smaller plants within the plastic lumber division. Specifically, the Company closed its Reidsville, North Carolina facility in the fourth quarter of 2000, its Green Bay, Wisconsin and Vernon, California facilities in January 2001 and its Sweetser, Indiana facility early in the third quarter of 2001. As a result, the Company recorded a charge of $3,417,000 in the fourth quarter of 2000 for equipment impairment and lease termination costs in connection with the restructuring. As of December 31, 2000, the Company had accrued $1,098,000 in connection with the lease termination costs and anticipates making lease termination payments throughout 2001 and 2002 as it completes its restructuring plan. During 2001 the Company paid approximately $564,000 in lease termination payments and charged this amount against the accrual. Also during 2001, the Company reversed $154,000 of the accrual for other exit costs due to a change in estimate. As of December 31, 2001 the Company had approximately $380,000 remaining in its 2000 restructuring accrual for lease termination payments. During the nine months ended September 30, 2002 the Company paid approximately $307,000 in lease termination payments and had approximately $73,000 remaining in its 2000 restructuring accrual as of September 30, 2002.


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

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At September 30, 2002 the Company has accrued approximately $316,000 for estimated liabilities related to these matters, and agreed to retain all liability with respect to these matters after the sale of Clean Earth. The Company believes the accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that the accrual will be sufficient.

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

    At December 31, 2001 the Company had approximately $13.0 million of unamortized goodwill and unamortized patents of approximately $600,000 associated with the Company's continuing operations. The Company also had an unamortized permit in the amount of approximately $8.1 million which was acquired in a purchase business combination by its environmental recycling division, which was sold on September 9, 2002. All of these assets were subject to the transition provisions of SFAS No. 141 and 142. With the sale of the environmental recycling division complete, the following table summarizes the carrying value of the Company's amortizable intangible assets as of September 30, 2002 and December 31, 2001:

    (Dollar amounts in thousands:)
                                           2002               2001
                                          -------           -------
Patents                                       811               810
       Accumulated amortization              (265)             (213)
                                          -------           -------
       Carrying amount - Patents              546               597
                                          -------           -------
Total, net                                $   546           $   597
                                          =======           =======

    During the nine months ended September 30, 2002, aggregate amortization expense from continuing operations for the Company's intangible assets was approximately $52,000. As of September 30, 2002, estimated aggregate annual amortization expense for the Company's intangible assets are as follows (in thousands):


Year Ending                                        Amounts
-----------                                        -------

2002........................................         $  17
2003........................................            69
2004........................................            69
2005........................................            69
2006........................................            69
                                                   --------
                                                     $ 293
                                                   ========


    In connection with the initial adoption of SFAS No. 142, the Company ceased amortization of goodwill. Had the adoption of SFAS 142 taken place as of January 1, 2001, net loss from continuing operations and loss per diluted common share from continuing operations for the nine months ended September 30, 2001 would have been reduced by approximately $390,000 and $.01 respectively.

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

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.


11. SEGMENT REPORTING

    On September 9, 2002 the Company completed the sale Clean Earth, whose subsidiaries comprised the Company's Environmental recycling division. As a result the Company has determined that it has only one operating segment. This determination is based primarily on the similar nature of the Company's remaining products and production processes utilized.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and ability to meet its financial obligations and maintain its current operations for the remainder of 2002 and beyond will be dependent on, among other things, its ability to obtain a new senior credit facility, meet its payment obligations under, achieve and maintain compliance with the financial covenants in its debt agreements and provide financing for working capital.

    On September 9, 2002 we completed the sale of our environmental recycling and remediation business, Clean Earth, Inc. ("Clean Earth"). See note 2 to the consolidated financial statements for details of this transaction. We realized net cash proceeds, after the $1.0 million escrow withholding and transaction expenses, of approximately $41.7 million. We used the proceeds to pay down the entire principal balance of our Senior Credit Facility in the amount of $37.9 million and to pay down certain other indebtedness, including approximately $1.1 million of accrued fees and penalties related to the Senior Credit Facility. In addition, the purchaser of Clean Earth assumed $4.3 million of our outstanding indebtedness in accordance with the terms of the transaction.

    Also on September 9, 2002, we received a new credit facility with the same lending group that comprised our previously existing Senior Credit Facility ("the Bank of America Lending Group") with a maximum availability of $3.0 million. The outstanding balance on this facility is $1.0 million and $3.0 million as of September 30, 2002 and November 14, 2002 respectively. If we are able to obtain a forbearance agreement from the lending group which comprises our Master Credit Facility ("the GE Lending Group") that is acceptable to the Bank of America Lending Group, the availability on this facility will increase to a maximum of $10.0 million. We are also in negotiations for a new $13 million credit facility with another financial institution to replace the current facility, and are also negotiating an amendment to our Master Credit Facility to cure certain defaults in connection with that lending agreement. We expect these negotiations to be completed in the very near future.

     We have not made principal payments on our Master Credit Facility with the GE Lending Group since December of 2001 and, as of September 30, and December 31, 2001, were not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 we signed a Forbearance and Modification Agreement with the GE Lending Group which restructured the Master Credit Facility by allowing the Company to defer principal payments until April 1, 2002 while continuing to make interest payments, and providing a waiver of the September 30, and December 31, covenant violations. In accordance with the agreement, we were required to make a $500,000 principal payment upon the completion of the sale of Clean Earth. The forbearance and Modification Agreement was subsequently amended on May 30, 2002 and again on June 14, 2002 to, among other things, extend the forbearance period until the date that is twenty four months following the date of the closing of the sale of Clean Earth, provided that the transaction take place prior to August 30, 2002 and subject to certain other conditions. The Company did not complete the sale of Clean Earth until September 9, 2002, therefore the forbearance period has terminated. In addition, the Company did not make the required principal payment of $500,000 that was required upon the completion of the sale of Clean Earth, nor was the Company in compliance with the financial covenants of the agreement as of June 30, 2002 and September 30, 2002. The Company is currently in negotiations with the GE Lending Group for a third amendment to the Forbearance and Modification Agreement which would cure these defaults. The amendment would provide for the resumption of regular principal payments on the facility, and will also modify the conditions under which the Company will be required to make an additional $2,000,000 prepayment of principal on the facility. This prepayment is currently due no later than July 31, 2003. If we are unsuccessful in obtaining this new amendment or otherwise obtaining waivers of our current defaults, the GE Lending Group can demand immediate repayment from us of the outstanding balance of the Master Credit Facility, which is $11,356,000 as of September 30, 2002. We currently do not have the resources to pay these obligations in the event they should become immediately due.

    In September of 2002 the $5 million convertible debenture payable to the Stout Partnership was converted into 19,935,808 shares of our common stock in accordance with the terms of the debenture agreement. Several members of our board of directors and Mark S. Alsentzer, our Chief Executive Officer, are affiliated with Stout Partnership. The transaction was approved by the Company's shareholders at a Special Meeting of Shareholders on August 27, 2002. In addition, the $4 million convertible subordinated debenture payable to Halifax Fund, L.P. ("Halifax") that was due July 1, 2002 was retired as part of an Exchange and Repurchase Agreement. See notes 4 and 6 to the consolidated financial statements for further information on these transactions.

     If we are not successful in obtaining a new senior credit facility or obtaining increased availability on the existing facility, and completing the proposed agreement to the Master Credit Facility, we will be required to seek other alternatives for financing our ongoing working capital needs, which continue to be significant notwithstanding the completion of the sale of Clean Earth. Such alternatives could include raising additional equity, selling some of our assets or increasing the borrowing availability on our current credit facility. There can be no assurances that this course of action will be successful. Our failure to provide financing for our ongoing working capital needs would require us to significantly curtail our operations.

     Our working capital deficit improved from $60.5 million to $14.7 million, mainly due to the sale of Clean Earth and the application of the net proceeds to pay down current indebtedness. Cash and cash equivalents totaled $106,000 at September 30, 2002, a decrease of $405,000 from the $511,000 at December 31, 2001. Cash used in operating activities from continuing operations amounted to $4,908,000 for the first nine months of 2002, as compared to $7,214,000 for the comparable period in 2001. The following table summarizes the different components of cash provided by operating activities from continuing operations for the nine months ended September 30, 2002 and 2001.

     Dollar amounts in thousands:


                                                             2002               2001
                                                           --------           --------
Loss from continuing operations                            $(14,884)          $(27,441)
Non-cash charges                                              8,925             17,004
Increase in accounts receivable                                (319)              (354)
Decrease in inventories                                         453              2,170
Increase in accounts payable                                    662              3,662
Changes in other working capital and other assets               255             (2,255)
                                                           --------           --------
Net cash used in operating activities                      $ (4,908)          $ (7,214)
                                                           ========           ========

    Non cash charges consist primarily of depreciation expense, amortization of goodwill and other intangibles, restructuring and asset impairment charges, amortization of deferred financing costs and discounts on convertible debentures, beneficial conversion features of convertible debentures and write down of obsolete inventory.

    Cash provided by investing activities from continuing operations was $39,462,000 in the first nine months of 2002, as net proceeds from the sale of Clean Earth of $41,118,000, net of cash acquired by the purchaser, was partially offset by $1,885,000 of capital expenditures pertaining to continuing operations. Capital expenditures related to continuing operations in the first nine months of 2001 amounted to $1,215,000. We expect to incur approximately $500,000 in capital expenditures for the remainder of 2002

    Cash used in financing activities from continuing operations totaled $38,615,000 for the nine months ending September 30, 2002, as compared to cash received from financing activities of $210,000 during the comparable period in 2001. The change is due primarily to $40.1 million in principal payments on debt made in 2002 using the proceeds from the Clean Earth sale. During the first nine months of 2001 we raised approximately $5.7 million through debt and stock issuances, borrowed $1.2 million on our credit facility and made principal debt repayments related to continuing operations of approximately $6.7 million.

    Cash provided by discontinued operations in the first nine months of 2002 amounted to $3,255,000, as compared to $6,836,000 in 2001. The change was due mainly to higher income from discontinued operations in 2001 and a larger decrease in trade payables in 2002.

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

    On September 9, 2002 we completed the sale of our Clean Earth subsidiary, thereby exiting the environmental recycling and remediation business. As such, the results of Clean Earth have been accounted for as a discontinued operation for all periods presented in this Form 10-Q. In addition, the discussion of our results of operations below is confined to our continuing plastic lumber operations.

INTERIM RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    Net sales in the third quarter of 2002 were $10,646,000, as compared to $15,323,000 in the third quarter of 2001, a decrease of $4,677,000, or 30.5%.
The decrease was mainly due to the decline in sales of our decking products. In addition, the third quarter of 2001 included $974,000 of resin processing revenues, with no comparable amount in 2002. We believe that our liquidity issues and related customers' concerns about our long-term viability were a key factor in the sales decline, and that the sale of Clean Earth and continuing efforts to restructure our balance sheet and reorganize our capital structure should alleviate those concerns. Also during the third quarter, we decided to introduce a new formulation within some of our decking products which we believe will result in an improved product that will result in fewer warranty claims, and, with respect to our composite decking products, retain more of their original color than those of our competitors. As a result, revenues were negatively impacted by approximately $476,000 as we allowed some of our customers to return product containing the older formulation.

    Gross profit in the third quarter decreased from $1,488,000 in 2001 to ($382,000) in 2002, as significantly lower decking volume in the quarter resulted in an underabsorption of fixed manufacturing overhead and a write down of obsolete inventory in the amount of $134,000.

    Selling, general and administrative expenses ("SG&A), excluding restructuring and asset impairment charges, were $2,614,000 in 2002 as compared to $5,366,000 in 2001, mainly due to significantly reduced sales commissions and marketing expenses. SG&A was also favorably impacted by our adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. In connection with the adoption of this standard, we ceased amortization of goodwill effective January 1, 2002. The third quarter of 2001 included $123,000 of goodwill amortization expense.

    The third quarter of 2002 produced an operating loss of $3,449,000, as compared to an operating loss of $15,344,000 for the same quarter in 2001. The change is due mainly to the restructuring and asset impairment charge of $11,466,000 taken in the third quarter of 2001 in connection with the closure of some of our smaller manufacturing facilities and their consolidation into our larger facilities and the reduction in SG&A in 2002, partially offset by the decline in gross profit.

    Interest expense in the third quarter of 2002 increased by $1,141,000 from the third quarter of 2001, mainly due to a $2,791,000 interest charge due to a beneficial conversion feature recognized in connection with the conversion of a $5 million convertible debenture, partially offset by decreased amortization of deferred financing costs and debt discounts as compared to 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    Net sales in the first nine months of 2002 were $39,773,000, as compared to $47,533,000 in the first nine months of 2001, a decrease of $7,760,000, or 16.3%. The decrease was mainly due to resin processing revenues in 2001 that were not present in 2002, as well as the decline in sales of our decking products resulting from the liquidity and customer confidence issues previously alluded to, partially offset by increases in sales of our engineered plastics products.

    Gross profit in the first nine months of 2002 increased by 17.7% to $5,662,000, as compared to $4,812,000 in the first nine months of 2001. The increase was due to the completion of the restructuring plan, which resulted in improved gross profit margins a percent of net revenues. Gross profit margin as a percent of revenues increased in the first nine months of 2002 to 14.2%, as compared to 10.1% in the nine months of 2001 as we currently operate in three facilities, whereas during the first nine months of 2001 we operated in eight facilities.

    Excluding a $453,000 asset impairment charge in 2002 and $11,648,000 in restructuring and asset impairment charges in 2001, SG&A decreased by $2,680,000 to $9,657,000, due to reduced marketing and corporate overhead expenses, as well as lower selling commissions. In addition, as a result of our adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, we ceased amortization of goodwill effective January 1, 2002. The first nine months of 2001 included $390,000 of goodwill amortization expense which was not present in 2002.

    The first nine months of 2002 produced an operating loss of $4,448,000, as compared to an operating loss of $19,173,000 for the same period in 2001. Excluding restructuring and asset impairment charges in both years, operating loss in 2002 was $3,995,000 in 2002 and $7,525,000, with the improvement being attributable to higher gross margins and lower SG&A.

    Interest expense increased by $2,411,000 in the first nine months of 2002 as compared to the comparable period of a year ago, mainly due to the recognition of beneficial conversion features in 2002 of approximately $3,041,000 in connection with the conversion of the $5 million convertible debenture and partial conversion of the fiscal 2000 Halifax debenture (see note 6 to the consolidated financial statements), partially offset by reduced amortization of deferred financing costs and debt discounts as compared to 2001.

SEASONALITY

    Sales of certain plastic lumber products tend to slow significantly in the winter months, as adverse whether conditions negatively impact outdoor building projects in most of the continental United States.

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

    The Company adopted the provisions of SFAS No. 141 during 2001 and adopted the provisions of SFAS No. 142 on January 1, 2002. Adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect upon our results of operations or financial condition.

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

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

NASDAQ DELISTING NOTICE

     Our common stock currently trades on the Nasdaq SmallCap Market under the trading symbol "USPL." In May 2002, we were notified by Nasdaq that we did not meet the Nasdaq maintenance criteria for continued listing on the Nasdaq National Market due to the decline in our stock price and that our common stock would be delisted on May 24, 2002. As a result, we filed an application with Nasdaq to transfer our securities to The Nasdaq SmallCap Market, and the initiation of the delisting proceedings was stayed pending Nasdaq's review of our application. On June 21, 2002, we were notified by Nasdaq that our application for listing on The Nasdaq SmallCap Market was approved and effective June 25, 2002, our common stock began trading on The Nasdaq SmallCap Market. As a result of our listing on the Nasdaq SmallCap Market, we had until August 13, 2002 to regain compliance with the $1.00 bid price requirement.

     By a letter dated August 14, 2002 Nasdaq notified us that we had failed to regain compliance with the $1.00 minimum bid price requirement. However, we meet certain other initial listing requirements for The Nasdaq SmallCap Market, including the $5.0 million stockholders' equity requirement, thus we were provided an additional 180 calendar days, or until February 10, 2003, to regain compliance. If we do not comply with this bid price requirement by February 10, 2003 or fail to meet any other of the maintenance requirements applicable to companies listed on Nasdaq SmallCap Market, our common stock will be delisted from The Nasdaq SmallCap Market. At that time, we may appeal Nasdaq's determination to a Listing Qualifications Panel.

     The Nasdaq Stock Market recently announced that it has proposed corporate governance requirements in light of the requirements of the Sarbanes-Oxley Act of 2002. These corporate governance requirements are subject to the SEC approval. No assurance can be given as to whether we will be able to achieve or maintain compliance with these new requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of the Company's market risks is contained in Part I Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant developments with respect to exposure to market risk.

ITEM 4. DISCLOSURES AND CONTROLS

     (a) Within 90 days of filing this report on Form 10-Q ("the Evaluation Date"), our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.


     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At September 30, 2002 the Company has accrued approximately $316,000 for estimated liabilities related to these matters. The Company believes the accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that the accrual will be sufficient.

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

    On September 11, 2002 the Stout Partnership converted its $5.0 million convertible subordinated debenture plus accrued interest of approximately $183,000, into 19,935,808 shares of the Company's common stock. Several members of the Company's board of directors and Mark S. Alsentzer, the Company's Chief Executive Officer, are affiliated with Stout Partnership. The transaction was approved by the Company's shareholders at a Special Meeting of Shareholders on August 27, 2002.

    During the first nine months of 2002 4,400 shares of common stock were issued as annual compensation to the Company's non-employee directors, and 18,000 shares were issued to settle employment related litigation, 420,173 shares were issued in settlement of trade payables, and 60,000 shares were issued in exchange for professional services.

    On September 24, 2002 285,714 shares of common stock were canceled as part of an exchange and repurchase agreement of the Company's convertible subordinated debentures.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Events of default are discussed in Notes 3 and 5 to the Condensed Unaudited Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 19, 2002 the shareholders approved the sale of the Company's wholly-owned subsidiary, Clean Earth Inc., under the terms described in the Purchase Agreement between the Company and New CEI, Inc. The sale was not completed due to the inability of New CEI, Inc. to obtain the necessary financing. On August 27, 2002 a Special Meeting of Stockholders was held whereby the Company's common shareholders ratified the purchase agreement between the Company and CEI Holding Corp. to sell Clean Earth, Inc., and the conversion of the convertible subordinated debenture held by the Stout Partnership into 19,935,808 shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports on Form 8-K

           On August 28, 2002 the Company filed a Report on Form 8-K to report that the Company had received shareholder approval to sell its Clean Earth, Inc. subsidiary in accordance with the terms described in a signed purchase agreement between the Company and the purchaser, and that the Company also received shareholder approval to for conversion of a $5 million convertible debenture plus $183,000 of accrued interest into 19,935,808 shares of the Company's common stock.

           On September 24, 2002 the Company filed a Report on Form 8-K to report that the Company had completed the sale of its Clean Earth, Inc. subsidiary and converted the aforementioned debenture into common stock.

           On October 3, 2002 the Company filed a Report on Form 8-K to report that the Company had executed an Exchange and Repurchase Agreement with respect to the convertible subordinated debentures held by Halifax Fund, L.P.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 2002                      /s/ MICHAEL D. SCHMIDT
                                       -----------------------------------------
  Date                                 Michael D. Schmidt,
                                       Chief Financial Officer

   CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                       I, Mark S. Alsentzer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Plastic Lumber Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ MARK S. ALSENTZER
-------------------------
Mark S. Alsentzer
Chief Executive Officer

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael D. Schmidt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Plastic Lumber Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ MICHAEL D. SCHMIDT
--------------------------
Michael D. Schmidt
Chief Financial Officer

                                 EXHIBIT INDEX


     Exhibit No.   Description
     -----------   -----------

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.