Form 10-K
period 2002-12-31
U S PLASTIC LUMBER CORP
filed 2003-04-15
CIK 1014851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2.  Yes [ ]    No [X]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2002 based on the closing market price on such date, of $0.31 per share, was $11,206,621.

    The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 28, 2003 based on the closing market price on such date, of $0.21 per share, was $7,536,416.

    The number of shares outstanding of the registrant's common stock as of February 28, 2003 is 64,429,216.

    DOCUMENTS INCORPORATED BY REFERENCE: PART III -- Portions of the Registrant's definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a manufacturer and marketer of recycled alternative lumber products made primarily from plastic. We were incorporated in Nevada in June 1992. In March 1996, we acquired Earth Care Global Holdings, Inc. as a wholly owned subsidiary through the acquisition of all the issued and outstanding stock of Earth Care Global Holdings, Inc. in a stock for stock exchange. At the time of this acquisition, we changed our name from Educational Storybooks International, Inc. to U.S. Plastic Lumber Corp. As used in this report, the terms "we," "us," "our," the "Company," and "U.S. Plastic Lumber" mean U.S. Plastic Lumber Corp. and its subsidiaries.

     We manufacture structural and non-structural plastic lumber for a wide variety of industries, including but not limited to the building, packaging, transportation, steel, spa and window and door industries. We also fabricate a variety of accessory products, such as park and site amenities made from 100% recycled high-density polyethylene, a form of plastic. We also manufacture a composite decking product made from plastic and wood fiber in addition to the above products.

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

     Our plastic lumber operation manufactures plastic profiles from recycled waste plastic, and plastic composite lumber with additives including wood and fiberglass, to produce a high quality, long lasting alternative to pressure treated lumber. Plastic lumber provides superior performance in outdoor uses and is suitable for most nonstructural and structural applications. We have a license to use a patented technology and also own two patents to manufacture structural plastic lumber. By producing a high quality recycled plastic lumber product, we believe that we conserve natural resources through reducing the need for lumber products made from wood. At the same time we reduce the amount of plastic waste going into landfills while providing a longer lasting, useful product. Our plastic lumber products are intended as an excellent replacement for pressure treated lumber, which often times is treated with toxic chemicals such as chromated copper arsenate ("CCA") to retard decay and insect infestation. The Environmental Protection Agency has recently indicated its intention to phase out CCA on December 31, 2003 due to its carcinogenic properties. Plastic lumber is not subject to decay or insect infestation and thus will outlast wood, especially in applications exposed to moisture. Recycled plastic lumber is environmentally friendly because it eliminates potential pollution from these toxic chemicals leaching into the environment.

     FORWARD LOOKING STATEMENTS

     When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to numerous risks and uncertainties, including but not limited to risks associated with our history of operating losses, liquidity, the ability to obtain adequate financing on commercially acceptable terms, economic conditions, the affects of rapid growth upon the Company and the ability of management to effectively respond to such growth, demand for products and services of the Company, newly developing technologies, regulatory matters, protection of the Company's proprietary technology, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution.

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

RECENT EVENTS

  SALE OF CLEAN EARTH, INC.

     On June 14, 2002, we entered into an Amended and Restated Purchase Agreement ("Purchase Agreement") to sell all of the issued and outstanding capital stock of Clean Earth, Inc., our wholly-owned subsidiary which together with its subsidiaries comprised our environmental recycling division ("Clean Earth"), to CEI Holding Corporation ("Purchaser"), a corporation recently formed by Eos Partners, L.P. and BancAmerica Capital Investors, two private equity investment groups that collectively manage over $2.5 billion of capital, and CEI Acquisition Corp. ("Purchaser Sub") (the "Clean Earth Sale Transaction"). The closing of the Clean Earth Sale Transaction (the "Closing") took place on September 9, 2002.

     The purchase price that we received in the Clean Earth Sale Transaction consisted of approximately $45.2 million in cash paid at the Closing, net of purchase price adjustments, of which $1.0 million was placed in escrow, and a 5.0% subordinated promissory note issued by Purchaser in the original principal amount of $3.5 million maturing on September 9, 2012, subject to certain adjustments and rights of set-off. We used the net cash proceeds from the sale of Clean Earth, which were approximately $41.5 million after the $1.0 million escrow withholding and transaction expenses, to retire the entire principal balance of the Senior Credit Facility dated June 30, 2000 (the "Original Senior Credit Facility") in the amount of $37,900,000 and to pay down certain other indebtedness. The purchase price remains subject to various adjustments set forth in the Purchase Agreement based upon a final audited closing date balance sheet that was delivered after the Closing if the adjusted long-term debt and adjusted working capital set forth on the final audited closing date balance sheet differ from the amounts of such items set forth on the estimated closing date balance sheet, upon which adjustments to the cash portion of the purchase price at the Closing were based.

     A dispute has arisen between the parties regarding the final audited closing date balance sheet as the Purchaser and Clean Earth have sought a purchase price adjustment in the amount of approximately $4,000,000 to the purchase price due to various closing adjustments. We filed litigation against the Purchaser and Clean Earth on January 2, 2003, in a case entitled U.S. Plastic Lumber Corp. v. CEI Holding Corporation and Clean Earth, Inc., in the United States District Court for the District of Delaware, Civil Action No. 03-0001, alleging that the audit process had been subverted through fraud as it related to certain adjustments claimed by the Purchaser and Clean Earth.

     The Purchase Agreement contains indemnification obligations for each party, subject to certain caps and limits described in the Purchase Agreement, related to matters including (i) any inaccuracy or breach of any representation or warranty in the Purchase Agreement, (ii) a party's failure to perform or observe fully any covenant, agreement or provision of the Purchase Agreement, or (iii) any claims relating to the enforcement of a party's rights under the Purchase Agreement. In addition, we agreed to indemnify Purchaser, Purchaser Sub and Clean Earth for liabilities relating to certain environmental matters, certain lawsuits, brokers fees incurred in connection with the Purchase Agreement, and our welfare plans. In addition, each of Purchaser, Purchaser Sub and Clean Earth agreed to indemnify us for our liabilities and obligations (i) under specified guaranties or financial assurances and (ii) arising subsequent to the Closing under the PNC Shareholder Guaranty (as defined in the Purchase Agreement).

  CREDIT FACILITIES

     On December 20, 2002, we completed the restructuring of our balance sheet by entering into the transactions described below. The following brief summary of certain agreements entered into by us or some of our direct or indirect subsidiaries does not describe all material terms of these agreements and is qualified in its entirety by reference to such agreements. See the Current Report on Form 8-K filed with the SEC on January 7, 2003 for additional detail.

     On December 20, 2002, U.S. Plastic Lumber Ltd., our wholly-owned subsidiary ("USPL Ltd."), obtained a secured senior credit facility pursuant to a certain Loan and Security Agreement (the "Loan Agreement") with Guaranty Business Credit Corporation, a Delaware corporation ("GBCC"), dated as of December 19, 2002 (the "GBCC Credit Facility"). The GBCC Credit Facility is comprised of a $3.0 million term loan and a commitment for up to $10.0 million in the form of a revolving line of credit. The interest rate on the GBCC Credit Facility is 100 basis points above the prime rate for the revolving line of credit and 150 basis points above the prime rate for the term loan, subject to certain provisions as set forth in the Loan Agreement. Advances under the revolving line of credit are based upon a percentage of our accounts receivable and inventory subject to the satisfaction of certain conditions set forth in the Loan Agreement.

     Principal (amortized over a 7 year period) and interest on the term loan is payable monthly with the remaining unpaid principal balance and all accrued interest on the term loan due and payable on the earlier of (i) the payment of the remaining unpaid principal balance on the revolving line of credit upon its termination or (ii) the last day of the term of the Loan Agreement. The aggregate unpaid principal balance of the advances under the revolving line of credit is payable on the last day of the term of the Loan Agreement or upon the early termination of the Loan Agreement in accordance with its terms.

     The initial term of the Loan Agreement is three years subject to extension from year to year after the expiration of the initial term unless either party terminates the Loan Agreement. At December 31, 2002, approximately $3.2 million was advanced under the GBCC Credit Facility, including the $3.0 million term loan. See the Loan Agreement for the information regarding (i) the terms of the term loan and the revolving line of credit and (ii) representations and warranties and financial covenants entered into by USPL Ltd., including, but not limited to, limitations on USPL LTD's ability to make any distributions to us and a requirement that USPL Ltd. maintain liquidity (as defined in the Loan Agreement) of at least $2.15 million during January 2003. Also see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional discussion on the financial covenants of the GBCC Credit Facility. The GBCC Credit Facility is guaranteed by us and certain of our subsidiaries (see Secured Continuing Corporate Guaranties) and are secured by substantially all of our assets as well as the assets of certain of our subsidiaries, excluding (i) certain options to purchase the real estate located in Chicago, Illinois (the "Chicago Property"), (ii) our claim for payment pursuant to an agreement with the Pennsylvania Department of Environmental Protection (the "Quakertown Claim"), which we contributed to Quakertown, LLC, a Nevada limited liability company, of which we are the sole member, and (iii) our membership interest in Quakertown, LLC. In connection with the GBCC Credit Facility and related guaranties, we and our wholly-owned direct subsidiaries, USPL Ltd. and U.S. Plastic Lumber Finance Corporation, pledged 100% of the equity interests in certain of our subsidiaries to GBCC.

     In connection with the GBCC Credit Facility, we and certain of our subsidiaries entered into deferred and/or subordinated payment arrangements with certain creditors. GBCC also entered into subordination and intercreditor arrangements with Halifax Fund, L.P., on the one hand, and General Electric Capital Corporation ("General Electric") and the related equipment lenders, on the other hand.

     The GBCC Credit Facility replaced our senior credit facility (the "Senior Credit Facility") with the Bank of America, N.A. ("Bank of America") and certain other banks. We utilized part of the proceeds from the GBCC Credit Facility to repay approximately $2.1 million of the outstanding balance under the Senior Credit Facility (inclusive of costs and expenses), exclusive of $1.0 million in notes (the "Remaining BOA Obligation") which are secured only by the Quakertown Claim. In addition, upon the sale of Clean Earth and the replacement of the Senior Credit Facility, the lenders agreed to forgo approximately $3.2 million of deferred fees, penalties and accrued interest payable under the Senior Credit Facility. In connection with entering into the agreements related to the GBCC Credit Facility, we entered into the Amended and Restated Waiver and Modification Agreement (the "GE Agreement") with General Electric and certain other lenders, which had previously provided us with equipment financing (the "Equipment Loans"). The GE Agreement amended and restated the Forbearance and Modification Agreement, dated as of February 28, 2002, which was amended as of May 30, 2002 and June 14, 2002. See the GE Agreement for information regarding the representations, warranties and financial covenants entered into by us. Pursuant to the GE Agreement, General Electric and the other lenders restructured the repayment schedule of the Equipment Loans. Principal and interest on the Equipment Loans is payable monthly with the remaining unpaid principal balance and all accrued interest on the Equipment Loans due and payable on December 31, 2005. In consideration for the restructuring of the Equipment Loans, General Electric and the other lenders received a waiver and amendment fee of $500,000, $225,000 of which was paid at closing, additional collateral in the form of a pledge of certain options to purchase the Chicago Property and a junior security interest in other equipment owned by us which was not financed with proceeds of the Equipment Loans. Under the terms of the GE Agreement, our subsidiary, The Eaglebrook Group, Inc., is required to exercise the purchase options related to the Chicago Property not later than May 1, 2003. If our subsidiary fails to effect such purchase, General Electric has the right to cause our subsidiary to exercise these options and to provide financing on discretionary terms.

  NASDAQ DELISTING NOTICE

     We previously reported in a current report on Form 8-K that in May 2002, we were notified by Nasdaq that we did not meet the Nasdaq maintenance criteria for continued listing due to the decline in our stock price and that our common stock would be delisted on May 24, 2002. We filed an application with Nasdaq to transfer our securities to The Nasdaq SmallCap Market, and the initiation of the delisting proceedings was stayed pending Nasdaq's review of our application. On June 21, 2002, we were notified by Nasdaq that our application for listing on The Nasdaq SmallCap Market was approved and effective June 25, 2002, our common stock began trading on The Nasdaq SmallCap Market. As a result of the listing on The Nasdaq SmallCap Market, we had until August 13, 2002 to regain compliance with the $1.00 minimum bid price requirement.

     By a letter, dated August 14, 2002, Nasdaq notified us that we had failed to regain compliance with the $1.00 minimum bid price requirement. However, we meet certain other initial listing requirements for The Nasdaq SmallCap Market, including the $5.0 million stockholder's equity requirement, we were provided an additional 180 calendar days, or until February 10, 2003, to regain compliance with the $1.00 minimum bid price requirement. Although we were unable to meet this bid price requirement by February 10, 2003, our common stock has not yet been delisted from The Nasdaq SmallCap Market. On March 19, 2003 we were notified by Nasdaq that they were providing us an additional 90 days, or until May 12, 2003, to regain compliance with the $1.00 minimum bid requirement, citing the same criterion as the August 14, 2002 letter. The Board of Directors of Nasdaq has proposed extending the minimum bid price compliance periods from 180 days to 540 days. If approved by the Securities and Exchange Commission ("SEC"), the proposal will allow issuers that meet heightened financial requirements to benefit from extended compliance periods for satisfying minimum bid price requirements. If approved by the SEC, this may enable our Company to remain listed on the Nasdaq SmallCap Market beyond May 12, 2003.

     The Nasdaq Stock Market recently announced that it has proposed additional corporate governance requirements in light of the requirements of the Sarbanes-Oxley Act of 2002. These corporate governance requirements are subject to the SEC approval. No assurance can be given as to whether we will be able to achieve or maintain compliance with these new requirements.

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

     We completed the following acquisitions relative to our plastic lumber operations during the period from 1997 through 2002:

                                                                                TYPE OF
COMPANY ACQUIRED           DATE OF ACQUISITION    DESCRIPTION OF BUSINESS     ACQUISITION
----------------           -------------------   -------------------------   --------------
Recycled Plastics
  Industries, Inc........  January 1997          Manufacture of specialty    Acquisition
                                                 profile recycled plastic
                                                 plastic lumber products
                                                 in Green Bay, Wisconsin
Environmental Specialty
  Plastics, Inc..........  March 1997            Marketing, fabrication      Acquisition
                                                 and distribution of
                                                 recycled plastic products
                                                 in Guasti, California
EnviroPlastics
  Corporation............  June 1997             Processing of recycled      Acquisition
                                                 plastic in Auburn,
                                                 Massachusetts
Chesapeake Recycled
  Lumber.................  March 1998            Manufacturer of plastic     Asset Purchase
                                                 lumber

Cycle-Masters, Inc.......  May 1998              Manufacture of plastic      Acquisition
                                                 lumber in Sweetser,
                                                 Indiana
Trimax of Long Island
  Inc. and Polymerix,
  Inc....................  June 1998             Manufacture of structural   Asset Purchase
                                                 lumber in Ronkonkoma,
                                                 Long Island
Eaglebrook Plastics, Inc.
  and Eaglebrook
  Products, Inc..........  January 1999          Manufacture of plastic      Merger
                                                 lumber in Chicago,
                                                 Illinois
Brigadoon Industries,
  Inc....................  April 1999            Manufacture of plastic      Acquisition
                           September 1999        lumber in Ocala, Florida

Eureka Plastics, Inc. and
  EcoSource Plastics,
  Inc....................                        Processing of recycled      Acquisition
                                                 plastic

Baron Enterprises,
  Inc....................  February 2000         Manufacture of tier         Asset Purchase
                                                 sheets and slip sheets
                                                 from recycled plastic

CORPORATE STRUCTURE

     We are a holding company for our wholly-owned subsidiaries: (i) U.S. Plastic Lumber Ltd., a Delaware corporation, which has been formed to act as a holding company for all operating recycled plastic lumber subsidiaries, (ii) U.S. Plastic Lumber Finance Corporation, a Delaware holding company which was established to provide financing to our subsidiaries, and (iii) Quakertown, LLC, a Nevada limited liability company which was established to hold only one asset, being the Quakertown litigation claim. A list of our indirect subsidiaries is presented below.

  U.S. PLASTIC LUMBER LTD. SUBSIDIARY:
     The Eaglebrook Group, Inc., a Delaware corporation

  U.S. PLASTIC LUMBER FINANCE CORPORATION SUBSIDIARY:
     U.S. Plastic Lumber IP Corporation, a Delaware corporation

  QUAKERTOWN, LLC SUBSIDIARY

OPERATIONS

     The plastic lumber division is comprised of U.S. Plastic Lumber Ltd. and its subsidiary, The Eaglebrook Group, Inc. These entities constitute our remaining business since the sale of Clean Earth has been consummated.

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

     - Sanitary animal pen flooring

     - Railroad ties

     - Sea pilings and marine bulkheads

     - Original Equipment Manufacture custom profiles

     Distribution varies by the type of product. Original Equipment Manufacture, transportation, and packaging products are sold directly to end-users. Our decking and railing systems are primarily distributed through a two-step distribution process. We sell to a building supply company who, in turn, distributes to mass merchants, lumberyards, and others. For products that we fabricate, such as park benches, trash receptacles, and others, they are primarily distributed directly to end-users or in response to government bidding. We are not dependent upon a single customer or a few customers for the sale of these products. No single customer accounts for 10% or more of our consolidated revenues.

     Manufacturing and Recycling Facilities. The Chicago, Illinois manufacturing facility (approximately 400,000 sq. ft. on 10 acres of land) currently operates thirty seven extruders that utilize a vacuum calibration continuous flow forming manufacturing line. This process allows for the manufacture of many special profiles, in any length, that cannot be produced with conventional roll forming or closed mold systems. One of the primary products produced at this facility is our 100% polyethylene deckboard, one of three components to our "Carefree Xteriors"(R) product line portfolio. In addition, a plastic slipsheet product and other packaging products are manufactured at this facility to service the packaging industry. This facility also produces fabricated products for marine and government applications and products for Original Equipment Manufacturers, as well as providing processing of post consumer and postindustrial plastics, which we utilize as raw material.

     The Ocala, Florida manufacturing facility currently operates a total of eleven extruders utilizing continuous flow production. One of the specialty products developed at this facility is a composite deckboard, consisting of plastic and wood, used for decks in commercial and residential applications. The composite product line was developed to compete directly with several manufacturers of composite deck product throughout the country. Four extruders in this facility are used to manufacture this composite product as another component to our "Carefree Xteriors"(R) product line portfolio. This facility also produces cornerboards, a product for our packaging division, for the produce shipping industry worldwide, and also produces our Trimax(R) structural lumber and railroad tie product lines. The facility consists of approximately 157,000 sq. ft. on 40 acres of land.

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

     The manufacturing process, which uses a substantial quantity of recycled plastic raw material, consists of three stages. First, the recycled plastic materials received at the plant are identified and categorized by resin type. These materials are processed through a series of grinding, densifying and other operations to a consistent particle size. The ground plastic resins are then blended with other ingredients such as colorant and UV stabilizers to prepare specific mixes for the products that the plant produces. Second, the plastics are heated, mixed, and compounded into a thick molten composite which is extruded through either closed mold, roll forming, or vacuum calibration finishing lines into specified shapes or profiles using equipment specifically designed for processing recycled materials. Finally, the extruded products are cooled in a downstream process, and the resulting profiles are inspected and cut to specific lengths. The product is then ready to be packaged for shipping. We utilize only recycled polyethylenes and do not use plastics with PVC, toxic chemicals, insecticide, or paint residues. We use composite materials for manufacturing our structural lumber product line and our composite deckboard line of products. Our manufacturing process produces no harmful environmental by-products or hazardous waste.

     Raw Materials Supply. We obtain our mixed plastics feedstock through our own operations or from firms who obtain these materials from a large variety of recycling facilities, including municipal recycling programs, as well as plastics discarded in various industrial and manufacturing processes. We are not dependent on any one source to obtain our supplies. We believe the raw material feedstock is currently purchased from sources that are dependable and adequate for at least short term and medium term manufacturing requirements. Generally, we attempt to maintain raw material inventory sufficient to supply our manufacturing requirements for approximately one to two months. Due to our liquidity problems in the past, we have occasionally experienced brief disruptions in availability of raw materials and other supplies. In addition, the cost of recycled plastics has been subject to cyclical market fluctuations over the past several years based on supply and demand. Therefore, no assurances can be given that raw materials will always be available at commercially reasonable prices. We are generally of the belief that if significant increases in demand for recycled plastics of a lasting nature were to occur, the potential supply of recycled plastics could easily be expanded to meet any lasting increase in demand. We believe that both supply and demand will continue to increase as public awareness of the need to recycle plastic waste increases. However, any disruption of supply arrangements or significant lasting increases in raw materials prices could have a material adverse effect on our operations.

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

     We have several license agreements relative to patented technologies of others. The Rutgers patent expires on August 4, 2015. Our license agreement with Rutgers has a duration that extends the life of the patent depending upon us maintaining our contract rights with Rutgers. We have several registered trademarks and several more currently pending application for registration. The registered trademarks we currently use are as follows: Carefree Decking System(R), Carefree Xteriors(R), Trimax(R), CycleX(TM), Durawood(R),

Durapack(R), RecycleDesign(R), and Duratie(R). We take an aggressive attitude toward the protection of our proprietary technology and trademarks.

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

     Several competitors exist that manufacture a composite product that consists of a mixture of wood and plastic. TREX(R), TimberTech, Louisiana Pacific and AERT are our competitors who use a plastic composite material made with sawdust used to manufacture primarily deckboard. TREX(R) has a strong distribution system in place and has the most widely disseminated product of all of our competitors. We compete directly against the composite deck manufacturers through our Carefree Xteriors(R) Composite product.

     We believe that our competitive position in the market has increased substantially over the last twelve months. In large part this is due to several factors, including wider distribution of our products nationally, cross-selling of separate products to the entire distribution network, centralized purchasing which can lower our cost basis and an experienced management team.

     We manufacture recycled plastic lumber that is in direct competition with conventional wood in most of its applications. At present, the principal competitive disadvantage of recycled plastic lumber compared to wood is that recycled plastic lumber is generally more expensive to purchase. Recycled plastic lumber is comparable in price to high-grade cedar and redwood. Composite lumber is about 20% less expensive than recycled plastic lumber. Recycled plastic lumber and composite lumber can be more expensive to initially purchase than comparable wood, but recycled plastic lumber and composite lumber can be more cost effective because they can substantially outlast wood, particularly in applications where the lumber is exposed to the elements. We also believe that environmental restrictions are presently impeding forestry operations in United States forests. A second factor impeding the use of pressure treated wood is the toxic leaching characteristics. Chemicals injected into pressure treated wood contain hazardous constituents that are released into the soil and create potentially hazardous conditions, which the U.S. Environmental Protection Agency has recently taken action to address, by phasing out these chemicals by December 31, 2003. These factors may reduce, if not eliminate, any price advantage that pressure treated wood presently has with respect to its initial cost.

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

     Potential Markets. By producing a suitable recycled plastic lumber and composite lumber product, we conserve natural resources, reduce the plastic waste entering landfills, and provide a useful, maintenance-free product that satisfies this growing market. One of the major markets for recycled plastic lumber and composite lumber is as a substitute for pressure treated lumber. The pressure treating process injects Chromated Copper Arsenate "CCA" (all carcinogens) into the wood. The United States Environmental Protection Agency previously announced that it intends to phase out the use of pressure treated lumber containing chromated copper arsenate by December 31, 2003. In addition, there are currently a number of states that have either passed laws or have on their legislative agenda, restrictions on the use and disposal of pressure treated lumber. We believe this phase out of pressure treated lumber containing arsenic, which represents approximately 90% of pressure treated lumber currently manufactured provides an excellent opportunity for us. We are unable to predict the potential response by the pressure treated lumber industry to the Environmental Protection Agency announcement. Although the Environmental Protection Agency has determined to ban pressure treated lumber, the Environmental Protection Agency has provided manufacturers time to convert their plants to the alternative treatments that currently exist. Assuming a nonarsenic alternative to pressure treated lumber is developed, there is a significant question in the market place as to the cost of this alternative. As a result, we believe that this announcement provides an opportunity for us for two reasons. We believe that we have the largest available production capacity for plastic lumber and that our plastic lumber product will be price competitive with any new product developed. As a result, we believe the Environmental Protection Agency announcement will have a meaningful impact on sales growth over the next several years. Pressure treated wood has legislative restrictions in some states on its disposal in toxic waste landfills. Plastic and composite lumber is a safe alternative that is fully recyclable and maintenance-free. Home Depot, Inc. and Lowes Inc. have announced during the last year that they will curtail purchases of hardwood lumber that are having an adverse environmental impact. Our product consists of both structural and non-structural profiles, which are an excellent substitute for many exterior uses for traditional wood lumber.

     We have developed a railroad crosstie made from commingled plastic which has been subjected to extensive testing over the last several years. This prototype is superior in many ways to the creosote wood crosstie. Our cross ties have approximately 500 MGT (million gross tons) of service and are performing without any measurable defects. In contrast, creosote wood ties installed at the same time have experienced noticeable wear.

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

     Sufficient test data shows that the plastic railroad tie performs well enough to enable us to market our railroad tie product to the railroad industry. The primary issue in our growth plans regarding the plastic railroad tie is cost. Our current pricing structure is approximately double the cost of a comparable wood tie. We market our tie on the basis of life cycle cost savings. During the past twelve months, we have experienced a growing level of sales of crossties to the railroad industry, primarily to city transportation authorities around the United States. We have also begun to experience sales of our crossties in foreign markets, such as Brazil. We cannot assure you that our marketing strategy will succeed in creating demand for our railroad tie product.

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

     Marketing Strategies. Our business and operations are divided into two distinct divisions: (i) building products, all of which are now marketed under the Carefree Xteriors(R) name, which include high density polyethylene ("HDPE"), composite and structural lumber products; and (ii) engineered products, including fabricated products, railroad ties, marine & government, and Original Equipment Manufacture "OEM"/industrial businesses; packaging products, including plastic slipsheets, tier sheets, corner board, and other related packaging products. All of our products are part of our CycleX(TM) process.

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

     We have historically experienced a seasonal slow-down in the winter months during the past three years. We believe we can reduce the seasonality of our sales by increasing our marketing efforts in warmer climates of the U.S. during winter months, by supplying product for custom items which are not as seasonal, and by increasing our industrial products sales, which tend to be less seasonal in nature.

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

EMPLOYEES

     As of December 31, 2002, the Company and its subsidiaries employed on a full time basis a total of approximately 458 employees through the United States. Of this number, approximately 449 employees are full time regular employees of the plastic lumber operations. There are 9 full time regular employees at the corporate headquarters. None of our employees are covered by collective bargaining agreements.

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

WE HAVE A HISTORY OF LOSSES AND IF WE ARE NOT ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY, THE MARKET PRICE OF OUR COMMON STOCK COULD DECREASE.

     We incurred operating losses during much of our history. Our accumulated deficit totaled approximately $77.0 million as of December 31, 2002. We reported operating losses in our plastic lumber division in both 2002 and 2001 of $8.7 million and $14.0 million respectively, exclusive of restructuring and asset impairment charges of $0.5 million and $11.5 million respectively. We also incurred a consolidated loss from continuing operations for fiscal 2002 of $16.4 million, inclusive of restructuring and asset impairment charges, and a consolidated loss from continuing operations of $38.5 million for fiscal 2001.

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

     Capital requirements relating to the implementation of our business plan have been and will continue to be significant. We believe that our ability to generate cash from operations is dependent upon, among other things, increased demand for our products and services and the successful development of direct marketing and product distribution capabilities. Although we retired a substantial portion of our outstanding indebtedness in 2002, primarily as a result of the sale of Clean Earth, and received a new credit facility from GBCC, there can be no assurance that we will have sufficient capital resources to permit us to continue implementation of our business plan, and we may need to seek additional external debt and/or equity financing to fund our operations in 2003 and beyond.

     If we are unable to obtain additional capital on terms that are acceptable to us, it will negatively impact our business, financial condition and liquidity.

OUR INABILITY TO COMPLY WITH THE COVENANTS CONTAINED IN OUR DEBT AGREEMENTS IN 2003 COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

     Our new credit facility with GBCC and the GE Agreement both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. Because of our history of operating losses, we cannot assure you that we will be able to comply with these financial covenants. Although we did not comply with the January EBITDA covenant under the credit facility with GBCC, to date the lender has not taken any action against us.

     If we are unable to maintain compliance with the financial covenants in our debt agreements we may be required to significantly curtail our operations and it would have a material adverse impact on our liquidity and financial condition.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALLCAP MARKET, YOUR ABILITY TO RESELL YOUR SHARES WOULD BE REDUCED AND THE MARKET PRICE OF THE SHARES COULD DECREASE.

     We previously reported in a current report on Form 8-K that in May 2002, we were notified by Nasdaq that we did not meet the Nasdaq maintenance criteria for continued listing due to the decline in our stock price and that our common stock would be delisted on May 24, 2002. We filed an application with Nasdaq to transfer our securities to The Nasdaq SmallCap Market, and the initiation of the delisting proceedings was stayed pending Nasdaq's review of our application. On June 21, 2002, we were notified by Nasdaq that our application for listing on The Nasdaq SmallCap Market was approved and effective June 25, 2002, our common stock began trading on The Nasdaq SmallCap Market. As a result of the listing on The Nasdaq SmallCap Market, we had until August 13, 2002 to regain compliance with the $1.00 minimum bid price requirement.

     By a letter, dated August 14, 2002, Nasdaq notified us that we had failed to regain compliance with the $1.00 minimum bid price requirement. However, we meet certain other initial listing requirements for The Nasdaq SmallCap Market, including the $5.0 million stockholder's equity requirement, we were provided an additional 180 calendar days, or until February 10, 2003, to regain compliance with the $1.00 minimum bid price requirement. Although we were unable to meet this bid price requirement by February 10, 2003, our common stock has not yet been delisted from The Nasdaq SmallCap Market. On March 19, 2003 we were notified by Nasdaq that they were providing us an additional 90 days, or until May 12, 2003, to regain compliance with the $1.00 minimum bid requirement, citing the same criterion as the August 14, 2002 letter. The Board of Directors of Nasdaq has proposed extending the minimum bid price compliance periods from 180 days to 540 days. If approved by the Securities and Exchange Commission ("SEC"), the proposal will allow issuers that meet heightened financial requirements to benefit from extended compliance periods for satisfying minimum bid price requirements. If approved by the SEC, this may enable our Company to remain listed on the Nasdaq SmallCap Market beyond May 12, 2003.

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

     Our plastic lumber products are fairly new, have not been on the market for long periods of time, and may be used in applications for which we may have no knowledge or limited experience. Our plastic lumber products may be used in applications that we have little or no historical track record to measure our potential liability as it relates to product warranty or product liability issues. During fiscal 2000, our gross profit declined primarily due to returns of a product by a major customer. We believe we have addressed the issues that resulted in these returns and have established an accrued liability that we believe is sufficient to handle product warranty and liability issues, based upon our historical experience to date. However, there can be no assurance that our current accrual will be sufficient. If our products fail to perform over the extended warranty periods, which for some products on a limited basis are as long as 50 years, we may not have the ability to adequately protect ourselves against this potential liability, which could reduce our operating income and our stock price.

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

     The availability of low-cost raw materials, namely post-consumer and industrial plastic waste products, is a material factor in our costs of operations. The unavailability, scarcity, or increased cost of these raw materials could affect our profitability. We purchase most of our raw materials through generators of post-consumer and industrial recycled plastic materials. We do not rely on contractual arrangements with our raw materials suppliers and we have no long-term supply contracts. Disruption of our supply sources could reduce our earnings and result in a decrease in our stock price.

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

     Our businesses are subject to extensive laws and regulations designed to protect the environment from toxic wastes and hazardous substances or emissions and to provide a safe workplace for employees. Under current federal regulations, the Resource Conservation & Recovery Act, and Comprehensive Environmental Responsibility, Compensation, and Liability Act, the generator of toxic or hazardous waste is financially and legally responsible for that waste forever, and strictly liable for the clean up and disposal costs. We believe we are either in material compliance with all currently applicable laws and regulations or that we are operating in accordance with appropriate variances or similar arrangements, but we cannot be sure that we will always be deemed in compliance, nor can we be sure that compliance with current laws and regulations will not require significant capital expenditures that could have a material adverse effect on our operations. These laws and regulations are subject to change and could become more stringent in the future. Although state and federal legislation currently provide for procurement preferences for recycled materials, the preferences for materials containing waste plastics are dependent upon the eventual promulgation of product or performance standard guidelines by state or federal regulatory agencies. The guidelines for recycled plastic building materials may not be released or, if released, the product performance standards required by those guidelines may be incompatible with our manufacturing capabilities. It may be necessary to expend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable environmental, zoning, health, and safety regulations as to which there may not be adequate insurance coverage. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures and compliance could vary substantially from those currently anticipated.

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

A SUBSTANTIAL INCREASE IN INTEREST RATES COULD INCREASE OUR COST OF FUNDS, REDUCE OUR OPERATING INCOME, AND RESULT IN A DECREASE IN OUR STOCK PRICE.

     A substantial portion of our outstanding indebtedness is at variable interest rates. We currently do not engage in any hedging activities with respect to our interest rate risk. Because of our variable rate debt, interest expense will increase by approximately $175,000 for each 1% increase in interest rates. As a result, a substantial increase in interest rates could increase our cost of borrowed money, which could reduce our cash flow and earnings and result in a decrease in stock price.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE INDUSTRY IN WHICH WE OPERATE WHICH WOULD REDUCE OUR REVENUES AND OUR STOCK PRICE.

     Our business operates in highly competitive industries. For example, our recycled plastic lumber business faces competition from other producers of recycled plastic lumber as well as producers of vinyl and aluminum decking, and traditional wood, especially pressure treated wood. We compete against other makers of recycled plastic principally upon the basis of price and quality, as well as the immediate availability of the product. We compete against other products such as pressure treated lumber by emphasizing the superior suitability characteristics of plastic lumber for some of the applications, as well as appealing to the environmental consciousness of consumers.

SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS NECESSARY TO CONTINUE AS A GOING CONCERN AND TO GROW OUR BUSINESS IN NEW STOCK OFFERINGS.

     There were 64,427,416 shares of our common stock outstanding as of December 31, 2002 and 64,429,216 shares of our common stock outstanding as of February 28, 2003. In addition, we will issue common stock in connection with our outstanding convertible debt and convertible securities or in other transactions. Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through future offerings of equity securities. The sale by selling stockholders of significant amounts of shares at any given time could cause the trading price of our common stock to decline.

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

WE HAVE FILED LITIGATION AGAINST CLEAN EARTH, INC. AND CEI HOLDING CORPORATION RELATIVE TO APPROXIMATELY $4,000,000 IN ADJUSTMENTS TO THE PURCHASE PRICE ARISING FROM THE CLEAN EARTH SALE.

     The purchase price remains subject to various adjustments set forth in the Purchase Agreement based upon a final audited closing date balance sheet that was delivered after the Closing if the adjusted long-term debt and adjusted working capital set forth on the final audited closing date balance sheet differ from the amounts of such items set forth on the estimated closing date balance sheet, upon which adjustments to the cash portion of the purchase price at the Closing were based.

     A dispute has arisen between the parties regarding the final audited closing date balance sheet as the Purchaser and Clean Earth have sought a purchase price adjustment in the amount of approximately $4,000,000 to the purchase price due to certain closing adjustments. We filed litigation against the Purchaser and Clean Earth on January 2, 2003, in a case entitled U.S. Plastic Lumber Corp. v. CEI Holding Corporation and Clean Earth, Inc., in the United States District Court for the District of Delaware, Civil Action No. 03-0001, alleging that the audit process had been subverted through fraud as it related to certain adjustments and entries claimed by the Purchaser and Clean Earth. If we are unsuccessful in our litigation, the purchase price received at Closing of the Clean Earth sale could be reduced by up to $4,000,000, including the loss of the $1,000,000 in cash escrow, a reduction of the principal amount of the Junior Preferred Stock or reimbursement in the form of cash to Clean Earth equal to the amount of the adjustment in the purchase price.

                    DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth our directors and executive officers, their ages, terms of office and all positions as of December 31, 2002. Directors are divided into classes which are elected for staggered terms of three years, and serve until the annual meeting of the year in which the terms expire, or until their successors are duly elected by the shareholders and qualify. Officers serve generally pursuant to employment agreements, and, if no written agreement exists, then until the next annual meeting of the Board of Directors or until their successor is elected.

                                          DIR. SINCE
NAME OF DIRECTOR/OFFICER      AGE(1)    (TERM EXPIRES)     POSITIONS WITH THE COMPANY
------------------------      ------   ----------------   ----------------------------
Mark S. Alsentzer...........    48       May 1994 (2004)  Chairman, President & Chief
                                                          Executive Officer
August C. Schultes, III.....    56       Feb 1997 (2004)  Director
Kenneth Ch'uan-K'ai Leung...    58      July 1999 (2003)  Director
Gary J. Ziegler.............    55       Feb 1997 (2005)  Director
Michael D. Schmidt..........    54                   --   Treasurer and Chief
                                                          Financial Officer
Bruce C. Rosetto............    44                   --   Secretary/Executive Vice
                                                          President and General
                                                          Counsel
Michael T. McCann...........    39                   --   Chief Operating Officer

---------------

(1) As of December 31, 2002.

DIRECTORS

     The following is a description of the biographical information of each of our directors for the last five years:

     Mark S. Alsentzer. Mr. Alsentzer has been our President and Chief Executive Officer since December 1996 and Chairman since January 2000. He has overseen the growth of the Company through acquisitions and the divestiture of obsolete facilities during the past two years. Mr. Alsentzer has served as a director since May 1994. From 1980 to 1992, Mr. Alsentzer served as President of Stout Environmental, Inc., a full service hazardous waste environmental service company. In 1992, Stout Environmental merged with Republic Industries, where Mr. Alsentzer remained as Vice President of Republic Environmental Systems, Inc. In addition, Mr. Alsentzer was Director of Cemtech, an environmental company sold to Waste Management in 1991. Mr. Alsentzer founded Clean Earth, Inc., our former subsidiary and a leading recycler of contaminated soil and debris located in the northeast, which we sold in September of 2002. Mr. Alsentzer was Chief Executive Officer of Clean Earth from 1993 to 1996. Mr. Alsentzer has a BS degree in Chemical Engineering from Lehigh University and an MBA from Farleigh Dickinson University.

     August C. Schultes III. Mr. Schultes has served as a director since February 1997. Since 1991, Mr. Schultes has been the Chairman of the Board and Chief Executive Officer of A.C. Schultes, Inc., a contracting and service organization specializing in water well drilling, water and waste water treatment, and pump and motor repair services with offices in Maryland, Delaware and two locations in New Jersey for over seventy-five years. He is also the Chairman of the Board and Chief Executive Officer of Life Care Institute, a medical diagnostic center with facilities to perform stress tests, CAT scans, MRI scans and physical therapy located in New Jersey. He was also the founder, Chairman of the Board and Chief Executive Officer of Stout Environmental, Inc., a full service hazardous waste environmental company, which was merged with Republic Industries. Mr. Schultes graduated from Penn State University and has a BS degree in Civil Engineering.

     Gary J. Ziegler. Mr. Ziegler has served as a director since February 1997. Since 1992, Mr. Ziegler has been President of Consultants and Planners, Inc., which provides operating services to several water utility companies in New Jersey. Mr. Ziegler is a Professional Engineer and Professional Planner in New Jersey, a Professional Engineer in Maryland, Pennsylvania, Ohio and New York and a member of the American Society of Civil Engineers and the National Society of Professional Engineers. He was President of W.C. Services, Inc. and Vice President of Stout Environmental, Inc. Mr. Ziegler graduated from Clemson University with a BS degree in Civil Engineering.

     Kenneth Ch'uan-K'ai Leung. Mr. Leung has served as a director since July 1999. Mr. Leung is a Managing Director of Sanders Morris Harris, Inc. in New York City and is the Chief Investment Officer of Environmental Opportunities Funds I and II. Prior to joining Sanders Morris Harris in 1995, Mr. Leung was a Managing Director at Smith Barney from 1978 to 1994. He has been an Institutional Investor "All Star" analyst for twenty-one years and has been involved in many of the major environmental service investment banking transactions over the last sixteen years. Mr. Leung was a Vice President at F. Eberstadt & Co. from 1974 to 1978 and an Assistant Treasurer at Chemical Bank from 1967 to 1974. Mr. Leung holds an MBA in Finance from Columbia University and a B.A. degree in History from Fordham College. He also serves on the Board of Directors of Avista Resources, Inc., Synagro Technologies, Inc., System One Technologies, Inc., Energy Systems, Inc., and Waterlink, Inc. Sanders Morris Harris, Inc. is the investment banking firm which rendered the fairness opinion in connection with our sale of Clean Earth, Inc.

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

     Michael D. Schmidt is Treasurer and Chief Financial Officer, positions he has held since 1997. Mr. Schmidt joined us in December 1997. Mr. Schmidt has over 20 years of public and private accounting experience including ten years in the environmental industry. Prior to joining us, Mr. Schmidt served as Chief Financial Officer of Republic Environmental Systems, Inc., a publicly traded company and a leading environmental service provider, headquartered in Blue Bell, Pennsylvania, a position he held for approximately ten years. Mr. Schmidt has a BS degree in Business Administration from Rowan University and is a Certified Public Accountant in the State of New Jersey.

     Bruce C. Rosetto is Executive Vice President and General Counsel/Secretary, a position he has held since 1997. Mr. Rosetto joined us in January 1997 and his primary responsibilities are acting as General Counsel, providing management support and performing the functions as corporate secretary. Mr. Rosetto is also the sole principal of the law firm Rosetto and Associates, LLC. Mr. Rosetto was a partner in a New Jersey law firm, Paschon, Feurey, and Rosetto from 1982 to 1986. In 1986, Mr. Rosetto became Chairman and Chief Executive Officer of Consolidated Waste Services of America, Inc., a fully integrated environmental company. Mr. Rosetto built that company primarily through mergers and acquisitions into one of the largest privately owned environmental companies in New Jersey until its acquisition by USA Waste Services. In 1994, he became Chairman and Chief Executive Officer of Hemo Biologics International, Inc., a biologic products company. He graduated from LaSalle University in 1979 with a B.A. Degree in Political Science, and from Villanova University School of Law in 1982, with a J.D. degree. He is currently a member of both the Florida and New Jersey Bars.

ITEM 2.  PROPERTIES

     Our properties consist of administrative offices, manufacturing plants, fabrication and assembly facilities, and sales offices. All of our properties are leased with the exception of the facility in Ocala, Florida. We have options to purchase on the properties we lease in Chicago.

     Our primary properties as of February 28, 2003 were as follows:

CORPORATE OFFICES

     Boca Raton, Florida: This location consists of approximately 3,300 sq. ft. and serves as our corporate offices. There are presently approximately 9 people employed in this location. The property is in good condition and we lease it. The monthly rental is approximately $7,500 and the lease expires on March 31, 2004.

     Jacksonville, Florida: This location consists of approximately 2,732 sq. ft. and serves as our sales offices. Warranty claim administration and inside sales personnel are located at this office. There are presently approximately 6 people employed in this location. The property is in good condition and we lease it. The monthly rental is approximately $4,200 and the lease expires on May 31, 2004.

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

     Ocala, Florida: This property consists of approximately 157,000 sq. ft and we own it. The facility is used for manufacturing, as a distribution warehouse and for recycling of resins for use as raw material.

     Denver, Colorado: We obtained this 44,800 sq. ft. location with the acquisition of Baron Enterprises, Inc. and we use it to manufacture plastic slip and tier sheets. Our lease on this property expires August 31, 2005 and the monthly rent is $12,133 per month.

     Auburn, Massachusetts: This location consists of approximately 34,000 sq. ft. The property is in good condition but we no longer utilize the facility. We are seeking to sublease the facility to a third party or negotiate an early termination with the landlord.

FACILITY LEASED TO THIRD PARTIES

     Chino, California: This location consists of approximately 33,571 sq. ft. This facility is used for recycling of resins, in part, used as raw material in our manufacturing operations. We currently sublease this property to a third party raw material processor.

ITEM 3.  LEGAL MATTERS

     In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, we could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites as we kept these liabilities as part of the sale transaction of Clean Earth, Inc. on September 9, 2002. At December 31, 2002, we have accrued approximately $289,000 for estimated liabilities related to these matters. We believe the accrual is sufficient to cover the aggregate liability that may be incurred in these matters; however, there can be no assurances that the accrual will be sufficient.

     On February 28, 2002 a judgment in the amount of $1,760,000 plus administrative fees, arbitrators' compensation and interest was awarded to Southern Wood Services due to our breach of a purchase contract. As a result, we accrued $1,844,000 at December 31, 2001 in connection with this ruling. On June 18, 2002, we entered into a settlement agreement with Southern Wood Services whereby we agreed to pay $1,590,000 payable in 53 equal monthly payments of $30,000, commencing with the date of the settlement agreement. As of February 28, 2003, 45 monthly payments remain to be made.

     On April 15, 2002, we filed a Complaint, entitled Integrated Technical Services, Inc. v Pennsylvania Department of Environmental Protection, Board of Claims, Commonwealth of Pennsylvania, Civil Action No. 3484, seeking $7.5 million in a contract claim arising from the Quakertown foundry site clean-up. We assumed this litigation as part of the Clean Earth sale. The PADEP has offered approximately $980,000 to settle our claim. We rejected the offer and are proceeding with discovery. A hearing is currently scheduled for November 2003.

     A dispute has arisen between us and the purchasers of Clean Earth, Inc. ("Purchaser") regarding the final audited closing date balance sheet as the Purchaser and Clean Earth have sought a purchase price adjustment in the amount of approximately $4,000,000 to the purchase price due to accounting entry adjustments and reclassification adjustments. We filed litigation against the Purchaser and Clean Earth on January 2, 2003, in a case entitled U.S. Plastic Lumber Corp. v. CEI Holding Corporation and Clean Earth, Inc., in the United States District Court for the District of Delaware, Civil Action No. 03-0001, alleging that the audit process had been subverted through fraud as it related to certain adjustments and entries claimed by the Purchaser and Clean Earth. If we are unsuccessful in our litigation, the purchase price received at Closing of the Clean Earth sale could be reduced by up to $4,000,000, including the loss of the $1,000,000 in cash escrow, a reduction of the principal amount of the Junior Preferred Stock or reimbursement in the form of cash to Clean Earth equal to the amount of the adjustment in the purchase price.

     On January 31, 2003, Zimmer Lucas Partners filed a demand for Arbitration pursuant to a Stock purchase Agreement dated July 3, 2001 arising from their purchase of shares of stock from us in a private placement. The arbitration action seeks rescission of the purchase agreement and return of $1,000,000 due to our failure to register their shares. We will aggressively defend this matter as we were not eligible to file an S-3 registration statement in 2001 or 2002 due to outstanding defaults on our credit facilities and the pending sale of Clean Earth. We may be liable for penalty damages since we were not able to register these shares in a timely fashion. The penalty under the Agreement was equal to 1.5% per month for each month the shares were not registered commencing with 60 days subsequent to the closing date. This penalty has been fully accrued for on our balance sheet. All of the shares of Zimmer Lucas have been saleable since July 3, 2002 under Rule 144 of the Exchange Act of 1933.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2002, no matters were submitted to a vote of the security holders, through proxy solicitation or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is currently traded on The Nasdaq SmallCap Market under the symbol "USPL." Prior to June 1998, we traded sporadically on the OTC Electronic Bulletin Board under the symbol "ECPL." Effective June 25, 2002, our common stock began trading on The Nasdaq SmallCap Market. We are not currently in compliance with Nasdaq due to the minimum price of our stock being less than $1.00 per share. We had until February 10, 2003, to regain compliance. Although we were unable to meet this bid price requirement by February 10, 2003, our common stock has not yet been delisted from The Nasdaq SmallCap Market. On March 19, 2003 we were notified by Nasdaq that they were providing us an additional 90 days, or until May 12, 2003, to regain compliance with the $1.00 minimum bid requirement, citing the same criterion as the August 14, 2002 letter. The Board of Directors of Nasdaq has proposed extending the minimum bid price compliance periods from 180 days to 540 days. If approved by the Securities and Exchange Commission ("SEC"), the proposal will allow issuers that meet heightened financial requirements to benefit from extended compliance periods for satisfying minimum bid price requirements. If approved by the SEC, this may enable our Company to remain listed on the Nasdaq SmallCap Market beyond May 12, 2003. The following table sets forth the high and low sales prices of our common stock for the periods indicated. On February 28, 2003, the closing price of the common stock on the Nasdaq SmallCap Market was $0.21.

QUARTER ENDED                                                 HIGH     LOW
-------------                                                 -----   -----
March 31, 2001..............................................  $2.25   $0.81
June 30, 2001...............................................  $1.43   $0.61
September 30, 2001..........................................  $1.40   $0.30
December 31, 2001...........................................  $0.63   $0.22
March 31, 2002..............................................  $0.76   $0.35
June 30, 2002...............................................  $0.46   $0.23
September 30, 2002..........................................  $0.42   $0.21
December 31, 2002...........................................  $0.29   $0.08

     The above prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of February 28, 2003, there were 800 holders of record and approximately 8,500 beneficial holders of our common stock.

DIVIDEND POLICY

     The Company has not previously paid any cash dividends on its common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management of the Company to utilize all available funds for the development of the Company's business. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy outstanding liquidation preferences. The terms of our credit agreements also prevent us from paying cash dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The Company does not have any equity compensation plans, other than the Employee Stock Option plan previously approved by our stockholders. See PART III, Item 10 for further detail.

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

     On February 4, 2002, Halifax Fund, L.P. converted a portion of its principal and accrued interest related to the $7.5 million 5% convertible debenture issued in February of 2000 into 1,001,924 shares of the Company's common stock.

     On February 4, 2002, the Company issued 800,000 shares of common stock to Roger McOmber at a purchase price of $.50 per share. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. This offering was completed without any general or public solicitation. The shareholder had strong knowledge and experience in business matters and the knowledge and experience of these individuals enabled him to evaluate the risks and merits of the investment. Net proceeds after issuance costs of approximately $354,000 were used for general corporate purposes.

     On March 1, 2002 all 1,187,285 shares of outstanding Series D Preferred Stock were converted into an equal number of shares of common stock pursuant to mandatory redemption provisions exercised by the Company.

     On March 31, 2002 all 1,714,285 shares of outstanding Series E Preferred Stock were converted into an equal number of shares of common stock pursuant to mandatory redemption provisions exercised by the Company.

     On September 11, 2002, the Company issued 19,935,808 shares of common stock to the Stout Partnership arising from a mandatory conversion of a $5.0 million convertible subordinated debenture, which was due on July 1, 2003. The Stout Partnership is the Company's largest stockholder. Several members of the Company's board of directors and Mark S. Alsentzer, the Company's Chief Executive Officer, are affiliated with Stout Partnership. On May 29, 2002 the Stout Partnership agreed to convert the entire debenture plus accrued interest of approximately $183,000 into 19,935,808 shares of the Company's common stock. The conversion price of $0.26 per share is in accordance with the conversion formula as stated in the terms of the debenture, and the transaction was subject to shareholder approval and the completion of the sale of Clean Earth, Inc., both of which occurred on August 26, 2002. This transaction was a requirement of the Company's senior lenders as a condition of extending new credit to the Company after the sale of Clean Earth, Inc. In connection with the conversion, the Company recognized as interest expense a beneficial conversion feature of approximately $2,791,000.

     In addition to the above, the Company issued 462,436 shares of common stock for miscellaneous reasons, including but not limited to settlements of litigation, reductions in trade payables in lieu of cash payments, employee severance, and directors' compensation. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. The shareholders had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these shareholders enabled them to evaluate the risks and merits of the investment.

OPTIONS AND WARRANTS

     There are numerous members of the management, directors, employees and consultants of the Company and its subsidiaries who have been granted options in 2002 to purchase 811,000 shares of common stock subject to the terms for vesting and exercise prices. As of December 31, 2002, options to purchase 2,577,500 shares of common stock were outstanding.

     During the twelve month period ending December 31, 2002, the Company issued warrants to purchase 345,000 shares of common stock to a private placement investor and investment bankers for services rendered to the Company. As of December 31, 2002 warrants to purchase 3,160,795 shares of common stock were outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

     The information below was derived from the audited consolidated financial statements included in this report and in reports previously filed with the SEC. This information should be read together with these financial statements and the notes to the financial statements. On September 9, 2002 we completed the sale of our environmental recycling and remediation business, Clean Earth, Inc. As a result, we have restated the Statement of Operations Data for all periods presented to account for Clean Earth, Inc. as a Discontinued Operation. We adopted Statement of Financial Accounting Standard No. 142 and ceased amortization of goodwill on January 1, 2002. In addition, due to our adoption of Statement of Financial Accounting Standard No. 145, the extraordinary loss on the early extinguishment of debt recorded in 2000 of approximately $1.0 million, net of taxes, has been reclassified to interest expense from continuing operations. For more information regarding this financial data, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section also included in this report.

                                                 YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                      2002       2001       2000       1999      1998
                                    --------   --------   --------   --------   -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Sales, net......................  $ 48,984   $ 57,830   $ 73,214   $ 53,046   $21,250
  Selling, general and
     administrative expenses......    13,346     19,109     18,253     11,034     7,214
  Restructuring and asset
     impairment charges...........       453     11,493      3,185      4,365        --
  Loss from continuing
     operations...................   (16,367)   (38,506)   (17,473)    (1,924)   (2,125)
  Net (loss) earnings.............   (15,844)   (48,163)   (12,475)     3,149       304
  Loss from continuing operations
     per common
     share -- Diluted:............  $  (0.33)  $  (1.08)  $  (0.53)  $  (0.07)  $ (0.15)
  (Loss) earnings per common share
     -- Diluted:..................  $  (0.32)  $  (1.34)  $  (0.39)  $   0.17   $ (0.02)
  Weighted average common shares
     outstanding -- Diluted.......    49,688     36,974     34,297     30,199    18,737
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Working capital (deficit).......    (9,729)   (60,525)    10,965     12,189    10,422
  Total assets....................    86,050    161,669    200,411    166,311    63,336
  Long-term debt, including
     current maturities and debt
     held by discontinued
     operating segment............    30,019     71,583     78,162     54,690    26,170
  Stockholders' equity............    34,910     43,185     85,742     83,010    24,588
  Cash dividends per common
     share........................        --         --         --         --        --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto provided under Part II, Item 8 of this Annual Report on Form 10-K.

BUSINESS OPERATIONS

     We are a manufacturer of structural and non-structural plastic lumber and a variety of accessory products such as park and site amenities and products for original equipment manufacturers, made from recycled high density polyethylene and in some instances, composite materials. The structural plastic lumber is manufactured under processes that are protected by patents. Please see OPERATIONS in ITEM 1 of this Annual Report on Form 10-K for further details on our manufacturing, sales and marketing operations. We are not dependent upon a single customer or a few customers for the continuation of our business. No single customer accounts for sales equal to or greater than 10% of our consolidated revenues.

SALE OF CLEAN EARTH, INC.

     On June 14, 2002, we entered into an amended and restated purchase agreement to sell all of the issued and outstanding capital stock of Clean Earth, Inc., our wholly-owned subsidiary which together with its subsidiaries comprised our environmental recycling division ("Clean Earth"), to a subsidiary of CEI Holding Corporation ("Purchaser"), a corporation recently formed by Eos Partners, L.P. and BancAmerica Capital

Investors, two private equity investment groups. The closing of the Clean Earth sale transaction took place on September 9, 2002.

     The purchase price that we received in the Clean Earth sale transaction consisted of approximately $45.2 million in cash paid at the closing, net of purchase price adjustments, of which $1.0 million was placed in escrow, and a 5.0% subordinated promissory note issued by Purchaser in the original principal amount of $3.5 million maturing on September 9, 2012, subject to certain adjustments and rights of set-off. The purchase price remains subject to various adjustments set forth in the Purchase Agreement based upon a final audited closing date balance sheet that was delivered after the closing if the adjusted long-term debt and adjusted working capital set forth on the final audited closing date balance sheet differ from the amounts of such items set forth on the estimated closing date balance sheet, upon which adjustments to the cash portion of the purchase price at the closing were based. A dispute has arisen between the parties regarding the final audited closing date balance sheet as the Purchaser and Clean Earth have sought a purchase price adjustment in the amount of approximately $4,000,000 to the purchase price due to various closing adjustments. This matter is currently in litigation (see ITEM 3 LEGAL MATTERS for further information.) In the event that a portion or the entire amount of the purchase price adjustment sought by the purchaser and Clean Earth are ultimately upheld, the adjustments would be paid first out of the $1.0 million held in escrow, and second, at the option of the purchaser, as a reduction in the principal amount of the $3.5 million subordinated promissory note or immediate cash reimbursement to the purchaser from the Company. If most or all of the aggregate amount of the purchase price adjustments sought by the purchaser are upheld, and the purchaser chooses to demand cash from the Company, we would not have sufficient resources to satisfy the purchaser's demand without obtaining new debt or equity capital or selling some of our assets.

     The net proceeds from the sale of Clean Earth were approximately $41.5 million, after the $1.0 million escrow withholding and transaction expenses, and were used to retire the entire principal balance of the Senior Credit Facility dated June 30, 2000 (the "Original Senior Credit Facility") in the amount of $37.9 million, and to pay down certain other indebtedness. As a result of the sale of Clean Earth and subsequent transactions that followed, our total debt decreased from $71.6 million at December 31, 2001 to $30.0 million at December 31, 2002.

     The results of operations of Clean Earth from January 1, 2002 through the date of the sale is included in "Income from operations of discontinued environmental recycling segment" on our 2002 consolidated statement of operations. In addition, all prior periods presented in this Form 10-K have been restated to reflect the environmental recycling and remediation business as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

     The completion of the sale of Clean Earth allowed us to enter into several transactions in the latter part of 2002 that we believe substantially strengthen our balance sheet and liquidity.

     Upon the retirement of the Original Credit Facility on September 9, 2002 we replaced it with a smaller revolving credit line with the same lending group. On December 20, 2002 we terminated this credit agreement and entered into a new three-year senior secured credit facility (the "GBCC Credit Facility") with Guaranty Business Credit Corporation. The GBCC Credit Facility is comprised of a $3.0 million term loan and a commitment for up to $10.0 million in the form of a revolving line of credit. Advances under the revolving line of credit are based upon a percentage of our accounts receivable and inventory. At December 31, 2002, $3.0 million was outstanding under the term loan and approximately $161,000 was advanced under the revolving line of credit. The revolving line of credit pays monthly interest at a rate of prime plus 1.0%, and the term loan pays monthly interest at a rate of prime plus 1.5%. We used a portion of the net proceeds from the term loan to repay $2 million of outstanding principal under the replacement revolving credit line with the participants in the Original Senior Credit Facility. The remaining $1 million was converted into notes payable to these same lenders on a pro rata basis relative to their respective lending commitments under the Original Senior Credit Facility. These notes (the "Quakertown Notes") are secured by the Quakertown Claim and mature December 19, 2005. The Quakertown notes pay interest at 25%, of which 10% is payable monthly in cash and the remainder may, at the option of the Company, be paid in kind in the form of additional principal on the Quakertown Notes until the notes mature or are retired. In addition, depending upon the timing and amount of the settlement of the Quakertown Claim, the lenders under the Original Senior Credit Facility may receive an additional payment of up to 80% of the proceeds of the Quakertown Claim after giving effect to payment of legal fees not to exceed $150,000 and the $1.0 million principal amount due under the Quakertown Notes.

     As a result of the sale of Clean Earth and our entering into the GBCC Credit Facility, the lenders under the Original Senior Credit Facility agreed to forgo approximately $3.2 million of deferred interest, fees and penalties that were payable under the Original Senior Credit Facility.

     The GBCC Credit Facility required us to maintain excess levels of availability, as defined, under the revolving credit line of $2,550,000 and $2,150,000 for the months ending December 31, 2002 and January 31, 2003 respectively. In addition, the financial covenants contained in the GBCC Credit Facility require, among other things, a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA") to be achieved in the month of January 2003, and to maintain certain ratios of debt service to EBITDA, as defined, measured monthly throughout the term of the facility. We were not in compliance with the January minimum EBITDA covenant and have notified the lender that we will not be in compliance with the February 2003 covenant. Although we have yet to obtain a waiver for these covenant violations, to date Guaranty Business Credit Corporation has taken no action against us. After giving effect to the aforementioned excess availability requirements, approximately $391,000 and $819,000 was available under the revolving credit line as of December 31, 2002 and February 28, 2003.

     Also on December 20, 2002, we amended our Master Credit Facility with a group of lenders led by GE Capital Corporation (the "GE Lending Group"). The revised terms of the facility include resumption of monthly principal payments in July of 2003. Aggregate scheduled principal payments under the Master Credit Facility are $225,000 in 2003, $750,000 in 2004 and $1,025,000 in 2005, with the remainder of the outstanding principal balance due December 31, 2002. In consideration for amending the terms of the Master Credit Facility, which includes a waiver of all past defaults and financial covenant violations, we agreed to pay the GE Lending Group a waiver and amendment fee of $500,000, $225,000 of which was paid at closing, and the remainder of which will be paid in monthly installments through June of 2003. The outstanding principal balance on the Master Credit Facility as of December 31, 2002 was approximately $11,356,000.

     On September 24, 2002 we entered into an Exchange and Repurchase Agreement with Halifax Fund, L.P. ("Halifax") whereby:

     - The two outstanding convertible subordinated debentures held by Halifax, whose carrying amounts net of discounts at the time of the exchange were $5,503,000 and $4,000,000 respectively, were terminated

     - All unpaid default charges, fees, penalties, preferred dividends in arrears and accrued interest, which totaled approximately $1.7 million at the time of the exchange, were waived by Halifax

     - Halifax released us from any action Halifax had against the Company relative to the outstanding convertible subordinated debentures

     - Halifax released its second lien on the Company's assets that were sold in connection with the sale of Clean Earth

     In exchange for the preceding, we:

     - Paid $2.5 million in cash to Halifax from the proceeds of the sale of Clean Earth

     - Issued a 10% convertible subordinated debenture in the principal amount of $2,831,558 due March 24, 2006, with interest being paid in kind for the first two years and paid in cash for the third year. Subject to certain adjustments as more fully described in the debenture agreement, one third of the principal amount of the debenture will be convertible into shares of the Company's common stock at $0.75 per share, one third will be convertible at $1.00 per share and one third will be convertible at $1.25 per share.

     - Issued a 10% subordinated note with no conversion rights in the principal amount of $5.6 million due March 24, 2006, with interest being paid in kind for the first two years and paid in cash for the third year

     - Canceled 285,714 shares of common stock held by Halifax

     - Agreed to file a registration statement to register the shares underlying the new convertible debenture and the warrants previously issued to Halifax no later than April 15, 2003

     This transaction was accounted for as a modification of debt terms under a troubled debt restructuring, and the $1.7 million of unpaid interest and other items waived by Halifax were added to the carrying value of the newly issued debt instruments. As a result, at December 31, 2002 the carrying value of the subordinated note and the convertible subordinated debenture was $6,807,000 and $3,441,000 respectively.

     On May 29, 2002 the Stout Partnership signed an agreement to convert its $5.0 million convertible subordinated debenture that was due July 1, 2002, plus accrued interest of approximately $183,000, into 19,935,808 shares of the Company's common stock. The conversion price of $0.26 per share is in accordance with the conversion formula as stated in the terms of the debenture and is based on the May 29, 2002 date of the agreement. Mark S. Alsentzer, our Chief Executive Officer, is affiliated with Stout Partnership. The transaction was approved by the Company's shareholders at a Special Meeting of Shareholders on August 27, 2002, and the conversion took place on September 11, 2002.

     Although we believe that our financial condition has significantly improved as a result of these transactions, our liquidity and ability to meet our financial obligations and maintain our current operations in 2003 and beyond will be dependent on our ability to meet the payment obligations under and maintain compliance with the financial covenants in our debt agreements and provide financing for working capital. The GBCC Credit Facility and the Master Credit Facility both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. Because of our history of operating losses and past inability to comply with similar financial performance and repayment requirements, there can be no assurances that we will be able to comply with the current financial covenants. We were not in compliance with the January minimum EBITDA covenant and have notified the lender that we will not be in compliance with the February 2003 covenant. Although we have yet to obtain a waiver for these covenant violations, to date Guaranty Business Credit Corporation has taken no action against us. In the absence of a written waiver, any failure to comply with such covenants would be an event of default under our credit facilities, which could lead to a demand for immediate repayment of the outstanding balance due under the facility. Such an occurrence would have a material adverse effect upon the Company as we would not have the resources to repay these amounts should they become immediately due without obtaining additional debt and/or equity financing.

     Capital requirements relating to the implementation of our business plan have been and will continue to be significant. We believe that our ability to generate cash from operations is dependent upon, among other things, increased demand for our products and services and the successful development of direct marketing and product distribution capabilities. Although we retired a substantial portion of our outstanding indebtedness in 2002 and substantially restructured our balance sheet as previously described, there can be no assurance that we will have sufficient capital resources to permit us to continue implementation of our business plan. As a result, we may need to seek additional external debt and/or equity financing to fund our operations in 2003 and beyond. Because we have incurred operating losses during much of our history and because substantially all of our assets have been pledged as collateral under our current debt agreements, we may not be able to obtain such financing on commercially acceptable terms. If we are unable to obtain additional capital on terms that are acceptable to us, it will negatively impact our business, financial condition and liquidity.

     Our independent certified public accountants have included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2002. The paragraph states that our recurring losses from operations, accumulated deficit, working capital deficit and failure to achieve compliance with the GBCC Credit Facility raise substantial doubt about our ability to continue as a going concern.

     We expect to incur approximately $2 million in capital expenditures in 2003, primarily for manufacturing equipment. We also have approximately $654,000 of principal payments on long-term debt that are due in 2003, with an additional $2,732,000 of indebtedness that is callable due to our failure to comply with the covenants in the GBCC Credit Facility. We are also required by the amended terms of the Master Credit Facility to exercise the purchase option on our leased property in Chicago, IL where our primary manufacturing operations are located. This purchase option must be exercised no later than May 1, 2003, and the purchase price is $3.0 million. We are currently in discussions with an investment banking firm regarding a sale leaseback arrangement to satisfy this requirement.

     Net cash used in operating activities from continuing operations for the year ended December 31, 2002 was $2,626,000 as compared to $8,979,000 for the prior year, a decrease of $6,353,000. The following table summarizes the different components of cash used in operating activities from continuing operations for the years ended December 31, 2002 and 2001.

     Dollar amounts in thousands:

                                                                2002       2001
                                                              --------   --------
Net loss from continuing operations.........................  $(16,367)  $(38,506)
Non-cash charges............................................    10,407     20,437
Decrease in accounts receivable.............................     1,754        606
Decrease in inventories.....................................       241      4,057
Changes in other working capital............................     1,339      4,427
                                                              --------   --------
Net cash provided used in operating activities..............  $ (2,626)  $ (8,979)
                                                              ========   ========

     Non cash charges consist primarily of depreciation expense, amortization of goodwill and other intangibles, deferred income tax provision, amortization of deferred financing costs and discounts on convertible debentures, beneficial conversion features and non-cash restructuring and asset impairment charges. The reduction in non-cash charges in 2002 was mainly due to the $9.8 million restructuring and asset impairment charge in 2001, compared to a $0.5 million asset impairment charge in 2002. We also ceased amortizing goodwill effective January 1, 2002. In addition, since the fourth quarter of 2000, we have operated under significant liquidity restraints which have impacted our ability to build inventory. As a result, inventory decreased by approximately $4.1 in 2001 and inventory levels did not change significantly in 2002, nor do we expect a significant change in overall inventory levels in 2003. We also experienced larger increases in accrued expenses and other liabilities in 2001 as compared to 2002 due to higher interest expense and penalties associated with our Original Senior Credit Facility that was incurred but not paid, and the accrual in 2001 for our liability in the Southern Wood arbitration case (see ITEM
3. LEGAL MATTERS). Net cash provided by investing activities from continuing operations for the year ended December 31, 2002 was $38,908,000, as compared to $1,392,000 used in investing activities for the year ended December 31, 2001, as we realized $40.5 million (net of cash held in the disposed business) in net cash proceeds from the sale of Clean Earth. Capital expenditures from continuing operations in 2002 was $2,460,000, compared to $1,602,000 in 2001.

     Net cash used in financing activities from continuing operations during 2002 totaled $35,960,000, as we repaid $40,533,000 of notes payable, partially offset by $4,219,000 of new borrowings and $354,000 of proceeds received from a common stock private placement. Net cash used in financing activities from continuing operations in 2001 was $961,000, as debt repayments of $7,435,000 were largely offset by proceeds received from the sale of a convertible debenture and private placements of common and preferred stock.

     At December 31, 2002 we had a working capital deficit of $9,729,000, as compared to a working capital deficit of $60,525,000 at December 31, 2001. We had cash and cash equivalents on hand in the amount of $563,000 at December 31, 2002.

     On July 3, 2001, we issued 476,191 shares of common stock to ZLP Master Fund, LTD. and 476,190 shares of common stock to ZLP Master Technology Fund, LTD. at a purchase price of $1.05 per share. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Net proceeds after issuance costs of approximately $983,000 were used for general corporate purposes. Because we did not file a registration statement with the SEC to register the resale of these shares as required under the stock purchase agreement, we incurred a cash penalty fee payable to the purchasers of these shares in the amount of $150,000, and this amount has been accrued as of December 31, 2002 (see ITEM 3. LEGAL MATTERS). On November 1, 2001 we raised an additional $752,000, net of issuance costs, through the issuance of 1,334,000 shares of common stock. On February 19, 2002, we issued 800,000 shares of common stock at a purchase price of $0.50 per share. Net proceeds after issuance costs of $354,000 were used for general corporate purposes. These private placement transactions were not registered under the Securities and Exchange Act of 1934 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.

     In September of 2000 we issued 1,187,285 shares of our Series D Preferred Stock. The Series D Preferred Stock was to have paid a quarterly cash dividend at an annual rate of 15%, with the initial dividend payable on March 31, 2001. Each share of Series D Preferred Stock was convertible into one share of the Company's common stock at the option of the holder, subject to certain rights of the Company. We did not pay any of the required cash dividends on the Series D Preferred Stock due to a deterioration in our financial condition. On March 1, 2002 all of the 1,187,285 shares of outstanding Series D Preferred Stock were automatically converted into an equal number of shares of common stock, in accordance with the original terms of the preferred stock. During 2002 promissory notes were given to all of the former holders of Series D Preferred Stock, except for Halifax in connection with the debenture exchange agreement, for these dividends in arrears. The outstanding balance of these notes as of December 31, 2002 was $753,000.

     In November of 2000 through March 2001, we issued 1,714,285 shares of our Series E Preferred Stock to the Stout Partnership, our largest shareholder. Our CEO, Mark S. Alsentzer, is affiliated with Stout Partnership. The Series E Preferred Stock paid a monthly cash dividend at an annual rate of 10%, with the initial dividend payable on January 15, 2001. Each share of Series E Preferred Stock was convertible into one share of our common stock at the option of the holder, subject to the rights of the Company. If these rights are not exercised, the Series E Preferred Stock was to have automatically converted into common stock on March 1, 2002. The net proceeds of $3,000,000 from the issuance of Series E Preferred Stock were used for general corporate purposes. Dividends in arrears on the Series E Preferred Stock were $44,000 and $0 as of December 31, 2002 and 2001 respectively. On March 4, 2002 our Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002, and all 1,714,285 shares of Series E Preferred Stock was converted into an equal number of shares of common stock on that date.

CONTRACTUAL OBLIGATIONS

     The table below shows our known contractual obligations as of December 31, 2002 (in thousands):

                                                                 PAYMENTS DUE IN:
                                               ----------------------------------------------------
                                               IN LESS THAN     ONE TO       THREE TO    MORE THAN
                                      TOTAL      ONE YEAR     THREE YEARS   FIVE YEARS   FIVE YEARS
                                     -------   ------------   -----------   ----------   ----------
Long-term Debt Obligations.........  $28,432      $3,654        $16,117       $8,661        $--
Operating Lease Obligations........    2,717       1,252          1,465           --         --
Other Long-term Obligations........    1,380         360          1,020           --         --
                                     -------      ------        -------       ------        ---
  Total Contractual Obligations....  $32,529      $5,266        $18,602       $8,661        $--
                                     =======      ======        =======       ======        ===

     Long-term Debt Obligations include principal payments on notes payable and debentures, as well as the requirement to exercise the $3 million purchase option on our leased property in Chicago, IL no later than May 1, 2003. Other Long-term Obligations pertains to the settlement of the Southern Wood arbitration claim

(see ITEM 3. LEGAL MATTERS). The above table does not give effect to any acceleration of indebtedness that may occur in the event of a default.

  TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     On February 2, 1999 the Stout Partnership made a $5,000,000 unsecured loan to the Company bearing interest at 10%, with an original maturity date of June 30, 2001. Several members of our board of directors and a member of our management are affiliated with the Stout Partnership. The Stout Partnership borrowed the $5,000,000 from PNC Bank and the individual partners have personally guaranteed the loan. The Company paid $529,000 in interest on this loan in 2000.

     On December 1, 2000 the Stout Partnership exchanged the $5,000,000 unsecured loan into a subordinated convertible debenture of an equal dollar amount with a maturity date of July 1, 2002, with interest payable monthly in arrears at 11.5% per annum. The Company paid $111,000 and $573,000 of interest on this loan in 2002 and 2001 respectively. The debenture was convertible into common stock at any time, in whole or part, at the option of the holder, at the lower of $2.00 per share or the lowest closing price of the Company's common stock during the four trading days prior to but not including the conversion date. These conversion terms were similar to that of a convertible subordinated debenture issued to an unrelated third party in early 2000. In consideration of the Stout Partnership exchanging its unsecured loan for a subordinated convertible debenture and providing funding through Series E Preferred Stock, the Company granted 250,000 warrants at the exercise price of $1.50 per share. In consideration for extending the maturity date of the debenture from December 1, 2001 to July 1, 2002, and because some of the assets of the Company were not disposed of as of June 1, 2001, on June 1, 2001 the Company granted an additional 250,000 warrants to purchase the Company's common stock to the Stout Partnership at an exercise price of $1.50 per share. The debenture was converted, along with $183,000 of accrued interest into 19,935,808 shares of common stock in 2002, in accordance with the terms of the debenture. In addition, during 2000 and 2001 Stout Partnership provided the Company with additional funding of $3,000,000 through the Series E Preferred stock private placement.

     On March 1, 2002 all of the Company's outstanding Series D Preferred Stock was automatically converted into an equal amount of the Company's common stock in accordance with the Series D Certificate of Designation. The dividends in arrears pertaining to the Series D Preferred Stock was converted into a note payable to each holder of the Series D Preferred Stock in pro rata amounts based on the amount of shares held by each party. In connection with this conversion, A.C. Schultes, Inc., a corporation controlled by August C. Schultes, III, a director of the Company, received a note payable in the amount of approximately $120,000. Also in connection with the conversion, a note payable in the amount of approximately $36,000 was issued to Consultants and Planners, Inc. Gary Ziegler, a director of the Company, is affiliated with Consultants and Planners, Inc.

     On March 4, 2002 the Company's Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002. All of the Series E Preferred Stock, which was converted into an equal number of shares of common stock on March 31, 2002, was held by the Stout Partnership.

     In December 2001, Barbella Environmental Technology, a subsidiary of Clean Earth, ("BET") received notice regarding its award of a contract with the City of New York to perform environmental services at the Brooklyn Landfill on Pennsylvania Avenue in the Borough of Brooklyn (the "Brooklyn Contract"), subject to the satisfaction of certain conditions. These conditions included the issuance of a performance bond on behalf of BET in the amount of $57.5 million at the time of the execution of the Brooklyn Contract. Due to the deterioration in our financial condition during 2001, the insurance company underwriting the performance bond requested a $4.0 million letter of credit and personal guarantors with liquid net worth of approximately $15.0 million in order to issue the performance bond. Neither BET nor the Company was able to deliver the required letter of credit or to obtain any third parties interested in providing collateral and/or guarantees on the Company's behalf. In order to permit BET to obtain the Brooklyn Contract and to avoid the termination of negotiations related to the Clean Earth sale transaction Mark S. Alsentzer, our director, Chairman, and Chief Executive Officer, and Mr. Schultes established a group of personal indemnitors, including family members and affiliates of the two directors as well as third parties, who were willing to provide the letter of credit and guarantee for the issuance of the performance bond in exchange for a fee. Upon the completion of the sale of Clean Earth, approximately $469,000 of the aforementioned fee was paid from the proceeds of the sale transaction.

     We have a professional services contract with Rosetto & Associates LLC, a private law firm, that performs legal work for us as well as unrelated third parties. Mr. Rosetto, Executive Vice President, General Counsel and Secretary for the Company, is the sole principal of Rosetto & Associates. Rosetto & Associates billed us $399,000, $523,000 and $465,000 for legal services for the years ended December 31, 2002, 2001 and 2000 respectively. We billed $134,000, $161,000, $161,000 to Rosetto & Associates for use of office space, office equipment and other shared services during the years ended December 31, 2002, 2001 and 2000 respectively. In addition, Rosetto & Associates has paid out of pocket expenses on behalf of the Company for outside attorneys', consulting fees and other expenses on behalf of the Company, of approximately $127,182, $250,000, and $200,000 for the years ended December 31, 2002, 2001 and 2000 respectively, for which he is not reimbursed by the Company.

     On November 28, 2002 a $500,000 trade note payable to a company controlled by Mr. Schultes was converted into a promissory note due May 31, 2006, with interest at 8% payable in monthly installments.

     Kenneth Leung, a director of the Company, is a managing director of Sanders Morris Harris, the investment banking firm that rendered the fairness opinion in connection with the sale of Clean Earth. Neither Sanders Morris Harris nor its affiliates received any compensation from us during the past two years, other than fees and expenses totaling $80,000, related to the fairness opinion, except for board fees and reimbursement of travel expenses paid to Kenneth Leung.

     In December of 2002 one of our directors made a cash advance to the Company in the amount of $449,000, which remains outstanding and is repayable upon demand.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with less need for management's judgment in their application. The impact and associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8. Note that our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

  REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     Revenues from our plastic lumber division are recognized at the date the products are shipped and risk of ownership transfers to the customer. Title passes to the customer upon shipment of the goods. We generally do not accept returns or issue credits for damaged or defective merchandise if not notified by the customer within five days from the date of delivery. In the event we accept a claim from a customer, we have sole discretion with regard to replacing the goods, repairing the product or issuing a credit to the customer. Although we provide for the estimated cost of product warranties at the time revenue is recognized, some of our plastic lumber products have warranty periods that extend up to fifty years and because these products are relatively new, there is not a significant history with which to assist management with their estimates of warranty liability. We currently accrue for the cost of product warranties based on a percentage of sales of our building products. We determine that percentage based upon factors which include our historical experience in this industry since 1997, the prior experience of businesses we have acquired and current and estimated future trends that we believe to be indicative of future warranty claims. However, as we continue to develop a longer-term performance history with respect to these products, this percentage could change significantly, and could have a material impact on our results of operations.

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and we record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is also recorded based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collections experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

     While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable balance as of December 31, 2002 was approximately $8.6 million, and our allowance for doubtful accounts was approximately $3.7 million.

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

  PROPERTY, PLANT AND EQUIPMENT

     We record our property, plant and equipment at cost and depreciate over the estimated useful life of the asset on a straight-line basis. We periodically test our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The conditions that would trigger an impairment assessment of our property, plant and equipment would include, but not be limited to, a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on the projected net cash flows discounted at a rate commensurate with the risk of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We recorded impairment charges on property, plant and equipment from continuing operations of approximately $0.5 million, $8.7 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  GOODWILL AND OTHER INTANGIBLES

     We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of goodwill that was acquired in a previous business combination or our other intangibles, which consist mainly of patent rights. The conditions that would trigger an impairment assessment of goodwill or our other intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We annually test our goodwill for impairment by comparing the fair value, based upon factors which include analyses of discounted cash flows, comparable transactions and comparable publicly traded companies, of the reporting units to which our goodwill is assigned to the reporting unit's carrying value. If the carrying value of a particular reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit's goodwill as if a business combination were taking place, and compare it to the carrying amount of the goodwill. If the carrying amount of the goodwill is greater than the implied fair value we record an impairment loss for the difference between the implied fair value and the carrying amount. We also consider our market capitalization as one indicator of fair value. We do not believe that our market capitalization is representative of the fair value of the reporting units, as we believe that our stock price reflects certain issues regarding the Company that would not necessarily exist if the reporting unit were to be valued as a separate business or entity. The issues include but are not limited to the fact that our stock is thinly traded, and that our directors and officers have a beneficial ownership stake in excess of 44% of our common stock, which allows them to exercise significant influence over the composition of our board of directors. We measure impairment of our other intangibles utilizing the undiscounted cash flow method. The estimated cash flows are then compared to our intangible amounts; if the unamortized balance of the intangible exceeds the estimated cash flows, the intangible asset is written down to its fair value or discounted cash flow. We did not record any impairment for goodwill or other intangibles for the year ended December 31, 2002. For the year ended December 31, 2001, we recorded a continuing operations charge of approximately $1.1 million in connection with impairment of goodwill.

  ACCOUNTING FOR INCOME TAXES

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.1 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and restructuring accrual and other accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2002 was $0, net of the valuation allowance.

BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. The Company did not undertake any acquisitions in 2002 or 2001 and made one acquisition in early 2000 that is more fully described in Note 4 to the consolidated financial statements.

RESTRUCTURING, AND ASSET IMPAIRMENT CHARGES

  2001 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     In September of 2001 we announced the closing of three of our manufacturing facilities and the leasing of two of our resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. With the exception of activities associated with exiting the facilities, the Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants were transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. We have obtained a buyout or sublease of all of these facilities. In addition, we discontinued raw material processing at our Auburn, Massachusetts and Chino, California resin plants sub-leased these operations, including the manufacturing equipment installed at these locations, to other raw material processors. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. The plan of restructure was adopted by management and the board of directors and communicated to employees in late September of 2001. The following is a summary of the restructuring and asset impairment charge recorded in the third quarter of 2001:

Write-down for equipment impairment.........................   $ 8,694,000
Write-down for goodwill impairment..........................     1,116,000
Lease termination, severance and other exit costs...........     1,656,000
Severance component of 2000 restructuring charge............       182,000
Change in estimate related to 2000 restructuring accrual....      (155,000)
                                                               -----------
          Total restructuring and asset impairment
            charges.........................................   $11,493,000
                                                               ===========

     During 2001 we paid approximately $761,000 in employee termination, lease termination and other exit costs in connection with the restructuring and approximately $895,000 remained in the accrual as of December 31, 2001, primarily for lease termination expenses. The remaining amount was paid in 2002 and no balance remained in this accrual at December 31, 2002.

     In August of 2002 the party to the sublease agreement for the Auburn, Massachusetts plant and equipment terminated their sublease agreement with the Company in accordance with its terms. As a result, we recorded an impairment charge on the fixed assets at that location of approximately $453,000. We are currently attempting to obtain a new sublease agreement or buyout of our lease obligation with respect to this facility.

  2000 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     In the fourth quarter of 2000, we committed to a plan of restructure with respect to some of our smaller plastic lumber manufacturing plants. In connection with the plan of restructure, the Reidsville, North Carolina plant was closed in October of 2000, the Green Bay, Wisconsin and Vernon, California plants were closed in January 2001 and the Sweetser, Indiana facility was closed during the third quarter of 2001. As a result, we recorded the following charges in the fourth quarter of 2000:

Write-down for equipment impairment.........................   $2,319,000
Lease termination and other exit costs in connection with
  the restructuring.........................................    1,098,000
Change in estimate related to 1999 restructuring accrual....     (232,000)
                                                               ----------
          Total restructuring charges in 2000...............   $3,185,000
                                                               ==========

     As of December 31, 2000, we had accrued $1,098,000 in connection with lease termination costs. During 2001 we paid approximately $564,000 in lease termination payments and charged this amount against the accrual. In addition, we reversed approximately $155,000 of the accrual for other exit costs related to the 2000 restructuring due to a change in estimate in 2001. As of December 31, 2001, we had approximately $380,000 remaining in our 2000 restructuring accrual for lease termination payments. During 2002 we paid approximately $316,000 in lease termination payments and approximately $64,000 remained in this accrual at December 31, 2002. During 2000 and early 2001, we eliminated approximately 300 employees as part of the 2000 restructuring plan. The severance component of the restructuring plan was communicated to the employees in early January 2001. As a result, we recorded a charge of $182,000 in the first quarter of 2001 in connection with severance. The entire $182,000 cost of these severance benefits was paid in 2001 and no balance remains in this accrual.

     During 2000, we determined that we had $232,000 of excess accrual from the restructuring charges recorded during the first quarter of 1999. The residual excess reserve was reversed in 2000, and no amount remains in exit cost accruals pertaining to the 1999 restructuring.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Consolidated Revenues

     Revenues from continuing operations were $48,984,000, compared $57,830,000 in 2001, a decrease of $8,846,000, or 15.3%. The decrease was due primarily to lower sales of our building products. Sales of building products declined by $6,629,000, or 37.4%. We believe that our liquidity issues and related customers' concerns about our long-term viability that existed throughout most of 2002 were a significant factor in the sales decline. We expect that the sale of Clean Earth and the refinancing transactions that were completed in the latter part of 2002 to restructure our balance sheet should alleviate many of those concerns. In addition, during the third quarter of 2002 the Company introduced a new formulation to improve the performance of our building products. We believe this formulation change will result in fewer warranty claims and, with respect to our composite decking products, the retention of more of their original color than those of our competitors. As a result, revenues were negatively impacted by approximately $1,249,000 in 2002 as we allowed some of our customers to return product containing the older formulation. While many of these returns were accepted outside of our normal return policy, we felt this action was necessary in order to maintain our distributor relationships with respect to residential decking made from alternative wood sources, a market that we believe presents significant long-term opportunities for us. To a lesser degree, sales of building products were also negatively impacted due to delays in reinstalling the second of our two structural lumber production lines in our Ocala, Florida plant subsequent to their relocation from Trenton, Tennessee, due to liquidity restraints.

     In addition, revenues were negatively impacted in 2002 by our decision to exit the lower margin resin trading business. We had $5.2 million in resin revenues in 2001 that were not present in 2002.

     The revenue declines discussed above were partially offset by sales increases of our commercial and industrial profile products and rail road ties. Changes in selling prices of our products in 2002 were not significant.

  Gross Profit

     Gross profit from continuing operations in 2002 decreased by $493,000 to $4,641,000, or 9.6%, compared with 2001. This decrease is primarily a result of lower revenues largely offset by a decrease in fixed manufacturing costs resulting from the restructuring plan which commenced in the fourth quarter of 2000 and completed in 2002. Gross margin as a percentage of sales increased from 8.9% in 2001 to 9.5% in 2002, despite being negatively impacted by an underabsorption of manufacturing overhead resulting from decreased revenues and from inefficiencies in purchasing and procurement of raw materials due to our liquidity constraints. Our ability to realize further benefits from our restructuring plan in 2003 and beyond and increase our gross margin is dependent upon our ability to correct these inefficiencies and increase our sales. In addition, two fires temporarily disrupted our operations at one of our manufacturing facilities in 2002, which resulted in maintenance and cleanup costs of approximately $284,000.

  Selling, General and Administrative Expenses ("SG&A")

     Selling, general and administrative expenses from continuing operations ("SG&A"), exclusive of restructuring and asset impairment charges, decreased by $5,763,000 in 2002, or 30.2%, to $13,346,000 compared to $19,109,000 in 2001. As a percentage of net sales, SG&A from continuing operations, excluding restructuring and asset impairment charges, decreased from 33% in 2001 to 27% in 2002. In 2001 we accrued $1,844,000 in connection with the Southern Wood arbitration award and reversed $254,000 of this accrual in 2002 as a result of the final terms of the settlement of this case (see "Legal Matters"). We also incurred $555,000 of expenses in 2001 related to the common stock purchase agreement with Fusion Capital that were not present in 2002, as well as $509,000 in goodwill amortization in 2001 that was not present in 2002 as a result of our adoption of SFAS No. 142. In addition, general and administrative salaries, benefits and travel expenses at the Plastic Lumber operation decreased by $1,040,000 in 2002, or 31.8%, mainly due to headcount reductions and the closing of some of our manufacturing plants, and sales and marketing expenses decreased by $1,651,000 in 2002, or 31.2%, as we curtailed our discretionary spending in this area due to liquidity constraints.

  Operating Loss

     Operating loss from continuing operations was $9,158,000 in 2002 as compared to $25,468,000 in 2001, a decrease of $16,310,000. The decrease was mainly due to asset impairment charges in 2002 of $453,000 compared to restructuring and asset impairment charges in 2001 of $11,493,000 and to the decrease in SG&A.

  Interest Expense

     Interest expense decreased by $920,000 in 2002 to $11,563,000 as compared to $12,483,000 in 2001. We saved approximately $2,880,000 of interest expense in 2002 due to the retirement of our Original Senior Credit Facility in September of 2002, the letter agreement dated as of May 29, 2002 to convert the $5 million Stout debenture whose interest rate was 11.5% into equity and lower interest rates. In addition, we recorded a $1,080,000 charge for the termination of our interest rate swap derivative agreements in 2001 that was not present in 2002. These amounts were largely offset by $2,761,000 in higher beneficial conversion feature charges in 2002, $502,000 in forbearance fees for the Master Credit Facility and $280,000 in increased interest expense in 2002 resulting from penalties for failure to file registration statements for some of our debt and equity offerings.

  Income Tax Provision (Benefit)

     We recorded an income tax benefit from continuing operations of $4,093,000 in 2002, as compared to an income tax provision of $435,000 from continuing operations in 2001. The provision in 2001 was primarily due to an increase in the valuation allowance for our deferred tax assets, as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any of our net deferred tax assets. However, the sale of Clean Earth in 2002 and the results of discontinued operations prior to the completion of the sale transaction resulted in sufficient taxable income within the current period to realize an immediate benefit from a portion of the loss from continuing operations in 2002.

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Revenues

     Revenues from continuing operations decreased by 21% in 2001 to $57,830,000 compared to $73,214,000 in 2000. The decrease was primarily due to our discontinuance of selling resin to third party customers. Excluding resin sales, sales decreased by $1,796,000, or 3.3% in 2001, as lower sales of slipsheet, fabricated and structural lumber sales were partially offset by increased sales for our Carefree 100% plastic decking materials and for cornerboard packaging products. Revenues were negatively impacted by certain operational inefficiencies where we were not able to fill some orders for decking products during the height of the building season, and we have taken corrective action to address these issues.

  Gross Profit

     Gross profit from continuing operations decreased by $1,591,000, or 24% compared to 2000, mainly due to lower sales. The gross margin as a percentage of sales also declined, from 9.2% in 2000 to 8.9% in 2001. Our performance was negatively impacted by an underabsorption of manufacturing overhead resulting from operating as many as nine different manufacturing and recycling facilities while experiencing sales declines in several product lines. We concluded from these events that in order to provide the appropriate level of customer service and achieve the operating margins that are necessary to compete in the businesses in which we operate, we needed to restructure our manufacturing "footprint" by reducing the number of facilities we operate in without reducing our overall manufacturing capacity. We believe we have accomplished this with the final phase of our restructuring plan which began in the fourth quarter of 2000 (see "-- Restructuring, Equipment and Inventory Impairment Charges").

  Selling, General and Administrative Expenses ("SG&A")

     Selling, general and administrative expenses ("SG&A") from continuing operations, exclusive of restructuring and asset impairment charges, increased by $856,000 in 2001 to $19,109,000 compared to $18,253,000 in 2000. Significant reductions in marketing, selling and administrative expenses in 2001 were more than offset by an accrual of $1,844,000 in connection with the Southern Wood arbitration award, expenses related to the common stock purchase agreement with Fusion Capital ($555,000) and increased legal expenses due to the Southern Wood case and other litigation, an increase in workers' compensation liabilities ($662,000) and increased legal, printing and audit fees ($150,000) in connection with our filing a registration statement and the subsequent review by the SEC. As a percentage of net sales, SG&A increased to 33.0% in 2001 from 24.9% in 2000.

  Operating Loss

     Operating loss from continuing operations was $25,468,000 in 2001 as compared to $14,713,000 in 2000, an increase of $10,755,000. The increase was mainly due to asset impairment charges in 2001 of $11,493,000 compared to restructuring and asset impairment charges in 2000 of $3,185,000 and, to a lesser extent, higher SG&A expenses and lower gross profit.

  Interest Expense

     Interest expense increased by $4,306,000 in 2001 to $12,483,000 as compared to $8,177,000 in 2000. The change was due primarily to an increase in amortization of deferred financing costs ($1,606,000), increased amortization of discounts on convertible subordinated debentures ($588,000), termination of our interest rate swap derivative agreements ($1,080,000) and penalties associated with our failure to file a registration statement in connection with the issuance of a convertible subordinated debenture and a common stock private placement ($410,000) in 2001. The $4,000,000 convertible subordinated debenture issued on June 15, 2001 paid interest at 18% through August 15, 2001 and 25% thereafter. The remainder of the increase was mainly due to amendments in our Senior Credit Facility in 2001 whereby we were prohibited from borrowing based on the more favorable LIBOR rates that were available to us in 2000, and which increased the spread over the prime rate by an additional 150 basis points. In addition, we recorded a charge of $1,684,000 in 2000 for prepayment penalties and the write off of deferred loan costs for the early termination of certain debt that was not present in 2001.

  Income Tax Expense (Benefit)

     We recorded a provision for income taxes from continuing operations in 2001 of $435,000, as compared to an income tax benefit of $5,251,000 in 2000. During 2001 we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we fully reserved for the net deferred tax asset that existed at December 31, 2000 and increased our valuation allowance so that no net tax benefit was recorded in 2001.

  Effect of New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     We adopted the provisions of SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142 we were required to evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with new criteria for recognition apart from goodwill. SFAS No. 142 also required us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based on an independent third party valuation of each of our reporting units (which included discounted cash flow analysis and a review of comparable publicly traded companies and comparable merger and acquisition transactions) and a comparison to each reporting unit's carrying amount as of January 1, 2002, we did not record any goodwill impairment. In addition, we performed our required annual impairment test of goodwill as of October 31, 2002 and did not record any goodwill impairment.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated results of operation or financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of SFAS No. 144 on January 1, 2002 and the adoption did not have a material effect on our statement of financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. We have elected early application of the provisions of the Statement related to the rescission of Statement 4. As a result, we reclassified the extraordinary loss on early extinguishment of debt in 2000 of $1,684,000 net of tax benefit of $656,000 into loss from continuing operations.

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

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123 which allow for entities to continue to apply the intrinsic value-based method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation addresses the disclosures required to be made by a guarantor in its interim and annual financial statements. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation was effective for disclosure purposes as of December 31, 2002 and the recognition provisions are effective for all guarantees issued or modified after December 31, 2002. As of December 31, 2002 we had no material guarantees for disclosure purposes.

     Interpretation No. 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on our consolidated financial statements.

  Seasonality

     Sales of some of our building products tend to be significantly lower in the winter months, which can materially impact our results of operations in the first and fourth quarters of our fiscal year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our major market risk exposure is to changing interest rates. We currently do not engage in any hedging activities to manage this risk. At December 31, 2002, we had outstanding indebtedness of approximately $30.0 million, of which approximately $17.5 million was debt with variable interest rates. A 100 basis point increase in interest rates would reduce our annual earnings and cash flow by approximately $175,000 based on our outstanding debt at December 31, 2002. We also have market risk exposure with respect to petroleum prices. Petroleum prices impact the cost of our raw materials.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements are attached hereto and made a part hereof:

                                                              PAGE
                                                              ----
Reports of Independent Certified Public Accountants.........   43
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   45
Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000..........................   46
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..............   47
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   48
Summary of Significant Accounting Policies..................   49
Notes to Consolidated Financial Statements..................   55

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
U.S. Plastic Lumber Corp.
Boca Raton, Florida

     We have audited the accompanying consolidated balance sheet of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001 were audited by other auditors whose report dated March 22, 2002, expressed an unqualified opinion on those statements, before the restatements and reclassifications related to the discontinued operations and the adoption of Statement of Financial Accounting Standards No. 145 described in the summary of significant accounting policies to the financial statements. Their report contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Plastic Lumber Corp. and subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the financial statements of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors. As described in the summary of significant accounting policies to the financial statements, those financial statements have been restated and reclassified for the discontinued operations and the adoption of Statement of Financial Accounting Standards No.
145. We audited the adjustments that were applied to restate and reclassify the 2001 and 2000 annual financial statements. Our procedures included (a) agreeing the restated and reclassified consolidated balance sheet, statements of operations and statements of cash flows to the Company's underlying analysis obtained from management and (b) testing the mathematical accuracy of the underlying analysis. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $77 million and a working capital deficit of $9.7 million at December 31, 2002, and has not achieved compliance with the financial covenants contained in its credit facility that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

                                                     BDO SEIDMAN, LLP

Miami, Florida
April 11, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
U.S. Plastic Lumber Corp.:

     We have audited the accompanying consolidated balance sheets of U.S. Plastic Lumber Corp. (a Nevada Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2001, before the restatements and reclassifications related to the discontinued operations and the adoption of Statement of Financial Accounting Standard No. 145 described in the summary of significant accounting policies to the financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the 2001 and 2000 consolidated financial statements (before the restatements and reclassifications) referred to above present fairly, in all material respects, the financial position of U.S. Plastic Lumber Corp. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and a working capital deficit of approximately $61.0 million and $60.5 million, respectively, and has not made its scheduled principal and interest payments on its Senior Credit Facility. The Company's failure to make its principal and interest payments constitute an event of default that permits the lenders under the Senior Credit Facility to accelerate their maturity. The Company currently does not have the financial resources to repay its debt obligations as they become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ KPMG LLP
                                          --------------------------------------
                                                         KPMG LLP

Miami, Florida
March 22, 2002

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                 2002         2001
                                                              ----------   ----------
                                                                (DOLLAR AMOUNTS IN
                                                              THOUSANDS EXCEPT SHARE
                                                                       DATA)
                               ASSETS (notes 1 and 8)
CURRENT ASSETS
  Cash and cash equivalents.................................   $    563     $    249
  Accounts receivable, net (note 4).........................      4,908        7,303
  Inventories (note 5)......................................      5,107        5,482
  Prepaid insurance.........................................      1,945          876
  Other current assets......................................        760          460
  Assets of discontinued operating segment (note 2).........         --       31,875
                                                               --------     --------
     Total current assets...................................     13,283       46,245
Property, plant and equipment, net (note 6).................     57,048       58,770
Assets held for sale........................................        638        1,071
Goodwill, net (note 7)......................................     12,650       13,031
Other intangibles, net (note 7).............................        529          597
Other assets (notes 2 and 8)................................      1,902        2,885
Assets of discontinued operating segment (note 2)...........         --       39,070
                                                               --------     --------
          Total assets......................................   $ 86,050     $161,669
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $  8,593     $ 11,289
  Notes and capital leases payable, current portion (note
     8).....................................................      6,386       49,404
  Accrued expenses..........................................      5,878        6,195
  Restructuring accrual.....................................         64        1,275
Convertible subordinated debentures, net of unamortized
  discount (note 9).........................................         --        3,579
Convertible subordinated debentures -- affiliates, net of
  unamortized discount (notes 10 and 14)....................         --        5,000
  Other liabilities.........................................      2,091        4,527
Liabilities of discontinued operating segment (note 2)......         --       25,501
                                                               --------     --------
          Total current liabilities.........................     23,012      106,770
Notes and capital leases payable, net of current portion
  (note 8)..................................................     13,385        2,986
Other non-current liabilities (notes 8 and 15)..............      4,495          324
Minority interest...........................................         --          165
Subordinated notes and convertible debentures, net of
  unamortized discount (note 9).............................     10,248        5,584
Liabilities of discontinued operating segment (note 2)......         --        2,655
                                                               --------     --------
          Total liabilities.................................     51,140      118,484
                                                               --------     --------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001; authorized
     5,000,000 shares; Series D 15%, 0 and 1,187,285 shares
     issued and outstanding at December 31, 2002 and 2001
     respectively...........................................         --            1
  Series E 10%, 0 and 1,714,285 shares issued and
     outstanding at December 31, 2002 and 2001
     respectively...........................................         --            2
  Common stock par value $.0001, authorized 100,000,000
     shares; 64,427,416 and 39,611,392 shares issued and
     outstanding at December 31, 2002 and 2001
     respectively...........................................          6            4
  Additional paid-in capital................................    111,924      104,177
  Accumulated deficit.......................................    (77,020)     (60,999)
                                                               --------     --------
          Total stockholders' equity........................     34,910       43,185
                                                               --------     --------
          Total liabilities and stockholders' equity........   $ 86,050     $161,669
                                                               ========     ========

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002          2001          2000
                                                        -----------   -----------   -----------
                                                          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT
                                                               SHARE AND PER SHARE DATA)
Sales, net............................................  $    48,984   $    57,830   $    73,214
Cost of goods sold....................................       44,343        52,696        66,489
                                                        -----------   -----------   -----------
  Gross profit........................................        4,641         5,134         6,725
Selling, general and administrative expenses..........       13,346        19,109        18,253
Restructuring and asset impairment charges (note
  11).................................................          453        11,493         3,185
                                                        -----------   -----------   -----------
  Operating loss......................................       (9,158)      (25,468)      (14,713)
Interest and other income (expense)...................          261          (120)          166
Interest expense......................................       11,563        12,483         8,177
                                                        -----------   -----------   -----------
     Loss from continuing operations before income
       taxes..........................................      (20,460)      (38,071)      (22,724)
Provision for (benefit from) income taxes.............       (4,093)          435        (5,251)
                                                        -----------   -----------   -----------
  Loss from continuing operations.....................      (16,367)      (38,506)      (17,473)
                                                        -----------   -----------   -----------
Discontinued operations (note 2)
  Income (loss) from operations of discontinued
     environmental recycling segment..................        3,757        (9,380)        8,405
  Income tax provision................................          803           277         3,407
  Gain (loss) on disposal of discontinued
     environmental recycling segment, less tax
     provision of $3,507..............................       (2,431)           --            --
                                                        -----------   -----------   -----------
Income (loss) from discontinued operations............          523        (9,657)        4,998
                                                        -----------   -----------   -----------
  Net loss............................................      (15,844)      (48,163)      (12,475)
Preferred stock dividends.............................         (177)       (1,377)         (820)
                                                        -----------   -----------   -----------
  Net loss attributable to common Stockholders........  $   (16,021)  $   (49,540)  $   (13,295)
                                                        ===========   ===========   ===========
Net loss per common share -- Basic:
  Loss from continuing operations.....................  $     (0.33)  $     (1.08)  $     (0.53)
  (Loss) income from discontinued operations..........         0.01         (0.26)         0.14
                                                        -----------   -----------   -----------
  Net loss per common share...........................  $     (0.32)  $     (1.34)  $     (0.39)
                                                        ===========   ===========   ===========
Net loss per common share -- Diluted:
  Loss from continuing operations.....................  $     (0.33)  $     (1.08)  $     (0.53)
  (Loss) income from discontinued operations..........         0.01         (0.26)         0.14
                                                        -----------   -----------   -----------
  Net loss per common share...........................  $     (0.32)  $     (1.34)  $     (0.39)
                                                        ===========   ===========   ===========
Weighted average common shares outstanding:
  Basic...............................................   49,687,681    36,973,930    34,297,292
                                                        ===========   ===========   ===========
  Diluted.............................................   49,687,681    36,973,930    34,297,292
                                                        ===========   ===========   ===========

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                CONVERTIBLE                                                 RETAINED
                                              PREFERRED STOCK        COMMON STOCK                           EARNINGS
                                            -------------------   -------------------     ADDITIONAL      (ACCUMULATED
                                              SHARES     AMOUNT     SHARES     AMOUNT   PAID-IN-CAPITAL     DEFICIT)      TOTAL
                                            ----------   ------   ----------   ------   ---------------   ------------   --------
                                                                  (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
Balance at December 31, 1999..............          --     $--    32,077,632    $ 3        $ 81,171         $  1,836     $ 83,010
Business acquisitions and earnout
  agreements (note 2).....................          --     --        835,209     --           1,756               --        1,756
Other issuances...........................          --     --         50,334     --             195               --          195
Exercise of options and warrants (note
  10).....................................          --     --        180,334     --             785               --          785
Costs of issuing common shares............          --     --             --     --             (40)              --          (40)
Value of warrants issued with Subordinated
  debentures..............................          --     --             --     --             840               --          840
Private placement of preferred shares
  (note 10)...............................   2,330,142      2             --     --           6,153               --        6,155
Costs associated with issuance of
  Preferred shares........................          --     --             --     --            (107)              --         (107)
Amortization of beneficial conversion
  Feature -- Series D preferred...........          --     --             --     --             617             (617)          --
Preferred dividends.......................          --     --             --     --              --             (203)        (203)
Beneficial conversion
  features -- subordinated debentures
  (note 9)................................          --     --             --     --             271               --          271
Conversion of debentures and accrued
  Interest (note 9).......................          --     --      1,693,085     --           6,545               --        6,545
Costs associated with debentures
  Converted...............................          --     --             --     --            (990)              --         (990)
Net loss..................................          --     --             --     --              --          (12,475)     (12,475)
                                            ----------     --     ----------    ---        --------         --------     --------
Balance at December 31, 2000..............   2,330,142      2     34,836,594      3          97,196          (11,459)      85,742
Settlement of Historical Shareholders'
  Earnout agreement.......................          --     --          8,075     --               9               --            9
Exercise of options (note 10).............          --     --         21,200     --               8               --            8
Stock issued in conjunction with Stock
  purchase agreement......................          --     --        200,000     --             287               --          287
Private placement of preferred shares
  (note 10)...............................     571,428      1             --     --             999               --        1,000
Private placement of common shares (note
  10).....................................          --     --      2,286,381      1           1,734               --        1,735
Beneficial conversion
  features -- subordinated debentures
  (note 9)................................          --     --             --     --           1,277               --        1,277
Value of warrants issued with Subordinated
  debentures (note 9).....................          --     --             --     --             365               --          365
Conversion of debentures and accrued
  Interest, net of costs (note 9).........          --     --      2,134,742     --           2,082               --        2,082
Other issuances of common stock...........          --     --        124,400     --              80               --           80
Value of other options and warrants
  issued..................................          --     --             --     --             140               --          140
Preferred dividends.......................          --     --             --     --              --           (1,377)      (1,377)
Net loss..................................          --     --             --     --              --          (48,163)     (48,163)
                                            ----------     --     ----------    ---        --------         --------     --------
Balance at December 31, 2001..............   2,901,570      3     39,611,392      4         104,177          (60,999)      43,185
Conversion of preferred stock (note 10)...  (2,901,570)    (3)     2,901,570     --               3               --           --
Beneficial conversion
  features -- subordinated debentures
  (notes 9 and 10)........................                                                                     3,041        3,041
Private placement of common shares (note
  10).....................................          --     --        800,000     --             354               --          354
Conversion of debentures and accrued
  Interest (notes 9 and 10)...............          --     --     20,937,732      2           5,509               --        5,511
Value of other warrants issued............          --     --             --     --              34               --           34
Preferred dividends.......................          --     --             --     --              --             (177)        (177)
Cancellation of shares -- debenture
  exchange (note 9).......................                          (285,714)    --          (1,000)                       (1,000)
Other issuances of common stock, net (note
  10).....................................          --     --        462,436     --            (194)              --         (194)
Net loss..................................          --     --             --     --              --          (15,844)     (15,844)
                                            ----------     --     ----------    ---        --------         --------     --------
Balance at December 31, 2002..............          --     --     64,427,416    $ 6        $111,924         $(77,020)    $ 34,910
                                            ==========     ==     ==========    ===        ========         ========     ========

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                 2002          2001         2000
                                                              -----------   ----------   ----------
                                                               (AMOUNTS IN THOUSANDS EXCEPT SHARE
                                                                              DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $   (15,844)  $  (48,163)  $  (12,475)
                                                              -----------   ----------   ----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation............................................        3,771        3,970        2,680
    Amortization............................................           69          576          598
    Deferred income tax provision (benefit).................          421        2,532       (2,320)
    Write down of obsolete inventory........................          134           --           --
    Amortization of deferred financing costs................        1,714        1,948        2,026
    Loss on sale of property, plant & equipment.............            2          200           --
    Non cash restructuring charges and asset impairment
     charge.................................................          453        9,810        3,185
    Beneficial conversion feature of convertible
     subordinated debentures................................        3,041          280          271
    Amortization of discounts on convertible subordinated
     debentures.............................................          560          919          331
    (Income) loss from discontinued operations..............       (2,954)       9,657       (4,998)
    Interest paid in kind...................................          242          202           --
    Loss on disposal of discontinued operating segment......        2,431           --           --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................        1,754          606        1,023
    Inventories.............................................          241        4,057       (2,169)
    Prepaid expenses and other current assets...............       (1,335)         202          183
    Other assets............................................         (227)      (3,221)      (2,215)
    Accounts payable........................................          282        1,326         (264)
    Accrued expenses and other liabilities..................        2,619        6,120          444
                                                              -----------   ----------   ----------
      Net cash used in operating activities -- continuing
       operations...........................................       (2,626)      (8,979)     (13,700)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........       (2,460)      (1,602)     (17,582)
  Net cash proceeds from the sale of discontinued operating
    segment, less $553 of cash disposed of..................       40,978           --           --
  Cash paid for acquisitions, net of cash received..........           --           --          (62)
  Proceeds from the sale of property, plant and equipment...          390          210           17
                                                              -----------   ----------   ----------
      Net cash provided by (used) in investing
       activities -- continuing operations..................       38,908       (1,392)     (17,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options, net of
    issuance costs..........................................           --            8          744
  Proceeds from the sale of common stock, net of issuance
    costs...................................................          354        1,735           --
  Sale of preferred stock, net of issuance costs............           --          999        6,046
  Proceeds from sale of convertible debentures, net of
    issuance costs..........................................           --        4,000        7,500
  Advances from (repayment to) affiliates, net..............           --           --       (1,000)
  Proceeds from notes payable...............................        4,219           --       59,434
  Payment of deferred financing costs.......................           --         (268)          --
  Payments of notes payable and capital leases..............      (40,533)      (7,435)     (35,974)
                                                              -----------   ----------   ----------
      Net cash (used in) provided by financing
       activities -- continuing operations..................      (35,960)        (961)      36,750
                                                              -----------   ----------   ----------
Net change in cash and cash equivalents -- continuing
  operations................................................          322      (11,332)       5,423
Net change in cash and cash equivalents -- discontinued
  operations................................................         (671)      10,033       (5,020)
Cash and cash equivalents, beginning of period -- including
  cash of discontinued operations of $663, $636 and
  $1,132....................................................          912        2,211        1,808
                                                              -----------   ----------   ----------
Cash and cash equivalents, end of period -- including cash
  of discontinued operations of $0, $663 and $636...........  $       563   $      912   $    2,211
                                                              ===========   ==========   ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest..................................................  $     2,227   $    6,701   $    5,945
  Income taxes..............................................  $        26   $       40   $      (98)
Capitalized interest........................................           --           --   $    1,380
Accrued dividends converted to notes payable................  $       754           --           --
Note receivable from sale of discontinued operations........  $       500           --           --
Number of shares issued during the period for non-cash
  transactions:
  Acquisitions and Clean Earth merger.......................           --        8,075      835,209
  Settlement of liabilities and services rendered (note
    10).....................................................      462,436        4,400       45,934
  Litigation settlements....................................           --           --       11,666
  Conversion of debentures (notes 9 and 10).................   20,937,732    2,134,742    1,693,085
  Financing fees and other (note 10)........................      447,036      320,000           --
  Conversion of preferred stock (note 10)...................    2,901,570           --           --

     See accompanying summary of significant accounting policies and notes to consolidated financial statements

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     U.S. Plastic Lumber Corp. and its subsidiaries (collectively the "Company") are engaged in the manufacturing of alternative wood and other specialty products made primarily from recycled plastic. Prior to September 9, 2002, the Company also provided environmental remediation services, including recycling of soils that had been exposed to hydrocarbons and the beneficial reuse of dredge materials. The Company's customers are located throughout the United States, however the Company does have a small number of international customers. The Company's environmental recycling customers were located primarily in the Northeastern United States.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of U.S. Plastic Lumber Corp. and its wholly-owned subsidiaries U.S. Plastic Lumber LTD, Eaglebrook Group, Inc., US Plastic Lumber Finance Corporation, US Plastic Lumber IP Corporation and Quakertown LLC. The accompanying consolidated financial statements also include the accounts of the joint venture between the Company and Interstate Industrial Corp. (see note 2), for which the Company held a 51.1% ownership interest during 2002, 2001 and 2000. The joint venture was terminated as of December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

RESTATEMENTS AND RECLASSIFICATIONS

     As discussed in Note 2, the Company completed the sale of its environmental recycling and remediation business on September 9, 2002 and the effects of the sale are reflected in the Company's consolidated financial statements. The results of operations of this business segment from January 1, 2002 through the date of the sale is included in Income from Discontinued Operations in the Company's Consolidated Statement of Operations for 2002. All prior periods presented in the consolidated financial statements have been restated to reflect the environmental recycling and remediation business as a discontinued operation. As a result of the Company's adoption of Statement of Financial Accounting Standard No. 145, the extraordinary loss on the early extinguishment of debt recorded in 2000 of approximately $1.0 million, net of taxes, has been reclassified to interest expense from continuing operations. In addition, where appropriate, certain amounts in 2001 and 2000 have been reclassified to conform to the 2002 presentation.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is also recorded based on certain percentages of the Company's aged receivables, which are determined based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collections experience

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

     Property, plant and equipment held for sale amounting to $637,960 and $1,070,966 at December 31, 2002 and 2001 respectively is stated at estimated net realizable value and is not being depreciated.

IMPAIRMENT OF LONG LIVED ASSETS

     It is the Company's policy to review the carrying value of patents and patent rights and property, plant and equipment based on an evaluation of such factors as the occurrence of a significant adverse event or changes in the environment in which the business operates. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See note 11 for asset impairment charges for 2002, 2001 and 2000.

GOODWILL

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121. The Company adopted the provisions of SFAS No. 142 on January 1, 2002.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

REVENUE RECOGNITION

     Revenues are recognized at the date products are shipped and risk of ownership transfers to the buyer. Title passes to the customer upon shipment of goods. The Company generally does not accept returns or issue credits for damaged or defective goods if not notified by the customer within five days from the date of delivery. In the event that the Company accepts a claim from a customer, the Company has sole discretion with regard to replacing the goods, repairing the product or issuing a credit to the customer. The Company has a warranty policy for its plastic lumber products which includes a warranty period ranging from seven to fifty years, depending on the type of product, for structural damage. The Company's liability for warranty claims is limited to the replacement of substitute product. The cost of product warranties are accrued for based on a percentage of sales of the applicable products. Factors that impact this percentage include the Company's historical experience in this industry since 1997, the prior experience of businesses it has acquired and current and estimated future trends that are believed to be indicative of future warranty claims.

STOCK-BASED COMPENSATION

     The Company has granted stock options to key employees and directors under stock option plans that are more fully described in note 10. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based employee compensation cost reflected in net income is not significant, as substantially all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
Net loss, as reported................................  $(15,844)   $(48,163)   $(12,475)
Net loss attributable to common stockholders, as
  reported...........................................   (16,021)    (49,540)    (13,295)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects.........      (530)     (1,271)     (1,724)
                                                       --------    --------    --------
Pro forma net loss...................................  $(16,374)   $(49,434)   $(14,199)
Pro forma net loss attributable to common
  stockholders.......................................  $(16,551)   $(50,811)   $(15,019)
Basic and diluted loss per share as reported.........  $  (0.32)   $  (1.34)   $  (0.39)
Basic and diluted loss per share -- pro forma........  $  (0.33)   $  (1.37)   $  (0.44)

     For purposes of the above disclosure, the determination of the fair value of stock options granted in 2002, 2001 and 2000 was based on the following: (i) a risk free interest rate of 2.5% to 5%, 5% and 7% respectively; (ii) expected option lives of three to ten years, four years and four years respectively;
(iii) expected volatility in the market price of the Company's common stock of 85%, 100% and 100% respectively; and (iv) expected dividends on the underlying common stock of 0%, 0% and 2.5% respectively.

     The weighted average fair value of options granted to employees were $0.14, $0.93 and $2.96 per share for the years ended December 31, 2002, 2001 and 2000 respectively.

     The Company has no other equity based compensation plans for its employees.

INCOME TAXES

     The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

ADVERTISING COSTS

     Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising costs charged to operations were $880,000, $1,817,000 and $3,551,000 in 2002, 2001 and 2000 respectively.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with various financial institutions throughout the United States. At December 31, 2002, the Company had bank balances of approximately $354,000 in excess of amounts insured by federal deposit insurance. Trade receivables are concentrated primarily in the United States. The Company does not normally require collateral from its customers. The Company is not dependent upon a single customer or a few customers for the continuation of its business. No single customer accounts for sales equal to or greater than 10% of the Company's consolidated revenues for the years ended December 31, 2002, 2001 and 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash and cash equivalents, receivables, note receivable, accounts payable, accrued expenses, senior secured notes payable, subordinated notes and debentures and other non-current liabilities. For certain instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value due to their short maturity. The carrying value of the note receivable (included in other assets in the consolidated balance sheet) approximates its fair value due to the relative stability in interest rates since its issuance date of September 2002. The carrying amount of senior secured notes payable also approximates their fair value due to variable interest rates. The estimated fair value of the Company's other financial instruments at December 31, 2002 are as follows:

                                                              CARRYING    FAIR
                                                               AMOUNT    VALUE
                                                              --------   ------
                                                               (IN THOUSANDS)
Subordinated notes and debentures...........................  $10,248    $8,661
Other non-current liabilities...............................  $ 4,495    $1,160

     At December 31, 2001 the carrying value of the above financial instruments approximated their fair value.

EARNINGS (LOSS) PER SHARE

     Basic earnings or loss per share is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share is equal to basic loss per share for 2002, 2001 and 2000 because the effect of the additional shares which would be issued assuming conversion of convertible debentures, convertible preferred stock and outstanding common stock options and warrants are anti-dilutive in each of the three years.

     The aggregate amount of securities that could potentially dilute EPS in future years at December 31, 2002, 2001 and 2000 were 8,963,603, 56,512,033 and
6,902,329 respectively.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

COMPREHENSIVE INCOME

     During the years ended December 31, 2002, 2001 and 2000 the Company did not have any changes in its stockholders equity resulting from non-owner sources. Accordingly, comprehensive income was equal to the net income/loss amounts presented in the statements of operations. See note 16 for further information.

SEGMENT REPORTING

     On September 9, 2002 the Company completed the sale of its Clean Earth, Inc. subsidiary, whose subsidiaries comprised the Company's Environmental recycling division. As a result the Company has determined that it has only one operating segment. This determination is based primarily on the similar nature of the Company's remaining products and production processes utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 143 to have an effect on its consolidated results of operation and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 and the adoption did not have a material effect on the Company's statement of financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. The Company has elected early application of the provisions of the Statement related to the rescission of Statement 4. As a result, the Company reclassified the extraordinary loss on early extinguishment of debt in 2000 of $1,684,000 net of tax benefit of $656,000 into loss from continuing operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123 which allow for entities to continue to apply the intrinsic value-based method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation. See "STOCK-BASED COMPENSATION."

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2003 and beyond will be dependent on its ability to meet the payment obligations under and maintain compliance with the financial covenants in its various debt agreements and provide financing for working capital. The Company's senior secured credit facility with Guaranty Business Credit Corporation (the "GBCC Credit Facility") and its Master Credit Facility equipment term loans both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. The Company did not meet its EBITDA requirement under the GBCC Credit Facility for the month of January 2003 and has notified the lender that it will not be in compliance with the February 2003 covenant. Although the Company has yet to obtain a waiver for these covenant violations, to date the lender under that facility has not taken any action against the Company. The Company has a history of operating losses and past inability to comply with similar financial covenant requirements. In the absence of a written waiver, any failure to comply with the covenants under the Company's GBCC Credit Facility and Master Credit Facility in 2003 could lead to a demand for immediate repayment of the outstanding balance due under the facility. Such an occurrence would have a material adverse effect upon the Company as it does not have the resources to repay these amounts should they become immediately due without obtaining additional debt and/or equity financing.

     Notwithstanding the January and February 2003 covenant violations with respect to the GBCC Credit Facility, the Company believes that the steps taken in 2002 to restructure its balance sheet, as more fully described in notes 2, 8 and 9, as well as improvements made to its products in 2002 and increased demand for such products that is anticipated in 2003 and beyond, will allow the Company to meet its financial obligations in 2003. The Company will also look to obtain additional financing from its Chicago Property, which currently is not held as collateral by any of the Company's creditors, or through the sale of selected assets. There can be no assurances that this course of action will be successful.

     At December 31, 2002 the Company has a working capital deficit and accumulated deficit of $9.7 million and $77.0 million respectively. Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. As a result of the Company's past financial performance, and because substantially all of its assets have been pledged as collateral under its current debt agreements, the Company may not be able to obtain additional external debt and/or equity financing to fund its operations in 2003 and beyond should it become necessary, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  DISCONTINUED OPERATIONS

     On September 9, 2002, the Company completed the sale of all of the issued and outstanding capital stock of Clean Earth, Inc., its wholly-owned subsidiary which together with its subsidiaries comprised the Company's environmental recycling division ("Clean Earth"), to a subsidiary of two private equity investment groups.

     The purchase price received in the Clean Earth sale transaction consisted of: $45,155,124 in cash paid at the closing, net of purchase price adjustments, of which $1.0 million was placed in escrow, and a 5.0% subordinated promissory note issued by the purchaser in the original principal amount of $3.5 million maturing on September 9, 2012, subject to certain adjustments and rights of set-off. The purchase price remains subject to various adjustments set forth in the purchase agreement based upon a final audited closing date balance sheet that was delivered after the closing if the adjusted long-term debt and adjusted working capital set forth on the final audited closing date balance sheet differ from the amounts of such items set forth on the estimated closing date balance sheet, upon which adjustments to the cash portion of the purchase price at the closing

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES were based. A dispute has arisen between the Company and the purchaser regarding the final audited closing date balance sheet as the purchaser and Clean Earth have sought a purchase price adjustment in the amount of approximately $4,000,000 to the purchase price due to various closing adjustments. The Company filed litigation against the purchaser and Clean Earth on January 2, 2003, alleging that the audit process had been subverted through fraud as it relates to certain adjustments claimed by the purchaser and Clean Earth. The Company cannot predict the outcome of this litigation. In the event that a portion or the entire amount of the purchase price adjustment sought by the purchaser and Clean Earth are upheld, the adjustments would be paid first out of the $1.0 million held in escrow, and second, at the option of the purchaser, as a reduction in the principal amount of the $3.5 million subordinated promissory note or cash reimbursement to the purchaser from the Company.

     The Company realized net cash proceeds, after the $1.0 million escrow withholding and transaction expenses, of approximately $41.5 million, and recorded a pre-tax gain on the sale transaction of $1,076,000, and a loss after taxes of $2,431,000. The net proceeds from the sale of Clean Earth were used to retire the entire principal balance of the Senior Credit Facility dated June 30, 2000 (the "Original Senior Credit Facility") in the amount of $37,900,000, and to pay down certain other indebtedness. The $3.5 million subordinated promissory note has been valued by the Company at $500,000, based on the advice of the investment banking firm which provided a fairness opinion on the sale transaction and taking into account the specific characteristics and inherent risks of the note. This amount is recorded in Other Assets in the Company's balance sheet at December 31, 2002.

     In addition, the receivables pursuant to (i) the Company's ownership interest in the joint venture between Interstate Industrial Corp. and the Company; and (ii) the Quakertown Foundry Site Agreement between Integrated Technical Services, a subsidiary of Clean Earth, and the Pennsylvania Department of Environmental Protection (see note 4) were not included as part of the purchase agreement. The net book value of these receivables was $1,000,000 as of December 31, 2002. Net revenues from the discontinued environmental recycling business are summarized as follows (in thousands):

  FOR THE YEAR ENDED DECEMBER 31,
-----------------------------------
 2002          2001          2000
-------      --------      --------
$63,831      $116,220      $100,530

3.  ACQUISITIONS

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
                                                               ===========

     The unaudited pro forma combined results of operations of the Company and all of its subsidiaries for the year ended December 31, 2000 after giving effect to certain pro forma adjustments as if the Baron acquisition had taken place on January 1, 2000, are as follows (in thousands except share data):

                                                                 2000
                                                              -----------
Net sales...................................................  $    74,150
Net loss from continuing operations.........................      (17,506)
Net (loss) income attributable to common stockholders.......      (13,473)
Net loss per share from continuing operations -- diluted....  $     (0.53)
Net loss per share -- diluted...............................  $     (0.39)
Weighted average shares used in computation.................   34,319,470

     The foregoing unaudited pro forma results of operations reflect adjustments for amortization of goodwill, depreciation on re-valued buildings and equipment and interest on cash paid to the sellers. Per share amounts are calculated after preferred dividends are subtracted from loss from continuing operations and net loss. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2000 or of future results of operations of the consolidated entities.

4.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable consist of the following at December 31, 2002 and 2001 (in thousands):

                                                               2002      2001
                                                              -------   -------
Trade receivables...........................................  $ 4,383   $ 5,815
Environmental recycling receivables excluded from sale
  agreement (notes 2 and 8).................................    4,180     4,821
Other receivables...........................................       70        27
Allowance for doubtful accounts.............................   (3,725)   (3,360)
                                                              -------   -------
Accounts receivable (net)...................................  $ 4,908   $ 7,303
                                                              =======   =======

     Trade receivables are customer obligations due under normal trade terms. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including traditional lumber, transportation, produce and beverage distributors, and window, door and outdoor spa manufacturers. The Company continually performs credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from some customers in certain circumstances.

     Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts include any accounts receivable balances that are determined to be uncollectible, along with a general reserve. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Company, management believes the allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

     In 1999 and 2000 the Company's environmental recycling division was involved in a project with the Pennsylvania Department of Environmental Protection ("PaDEP") in which work was performed beyond the original scope of the project. The additional work was required in order to meet the objectives of the project, which were mutually agreed upon by the PaDEP and the Company, and to avoid further consequential damages. When the project was completed, the Company put in a claim to PaDEP for approximately $6.7 million as compensation for this additional work, an amount which was disputed by PaDEP. The Company retained outside counsel and two independent consulting firms with experience in these matters to represent it, and at December 31, 2000 had a receivable balance of approximately $4.2 million in connection with this claim. This amount was based on management's expectation of recovery of the extra costs, as well as the advice of outside counsel as to what the Company was likely to recover upon completion of the dispute resolution process. On July 19, 2001 PaDEP offered to pay the Company approximately $284,000 in full and complete settlement of this claim. The Company rejected this offer and demanded a pre-settlement hearing on this matter, which took place on November 19, 2001. On January 4, 2002 PaDEP rendered a pre-settlement hearing decision and recommended a payment to the Company of approximately $1 million. Because the Company strongly believes in the merits of its claim and its ability to support it with the appropriate facts, documentation and expert opinions, the Company also rejected this offer and proceeded with the next step in the dispute resolution process, which is a formal hearing with the Board of Claims for Pennsylvania. In January of 2003 PaDEP reiterated its offer to settle this claim with the Company for approximately $1,000,000. The Company rejected this offer and the hearing with the Board of Claims for Pennsylvania is scheduled to take place later in 2003. As discussed in note 2, the Company retained all of the rights to this claim for payment after the sale of Clean Earth. At December 31, 2001 the Company established an allowance for this receivable to reduce its carrying amount to the amount that PaDEP has offered for settlement, resulting in a $3,180,000 charge to bad debt expense in 2001. This charge is currently reflected within Income (loss) from discontinued operations for 2001 in the Company's consolidated Statement of Operations.

5.  INVENTORIES

     Inventories consist of the following at December 31, 2002 and 2001 (in thousands):

                                                               2002     2001
                                                              ------   ------
Raw materials...............................................  $1,355   $1,458
Finished goods..............................................   3,752    4,024
                                                              ------   ------
Inventories.................................................  $5,107   $5,482
                                                              ======   ======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consist of the following at December 31, 2002 and 2001 (in thousands):

                                                    USEFUL LIVES      2002       2001
                                                   --------------   --------   --------
Land.............................................                   $  2,350   $  2,350
Buildings........................................  30 to 40 years     18,495     18,462
Machinery & equipment in use.....................  5 to 20 years      39,317     40,340
Leasehold improvements...........................  Life of lease       2,940      3,093
Furniture and office equipment...................   5 to 7 years       1,722      1,804
Construction in progress.........................                      5,728      3,975
                                                                    --------   --------
                                                                      70,552     70,024
Less accumulated depreciation....................                    (13,504)   (11,254)
                                                                    --------   --------
Property, plant and equipment (net)..............                   $ 57,048   $ 58,770
                                                                    ========   ========

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142 the Company was required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with new criteria for recognition apart from goodwill.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based on an independent third party valuation of each of the Company's reporting units (which included discounted cash flow analysis and a review of comparable publicly traded companies and comparable merger and acquisition transactions) and a comparison to each reporting unit's carrying amount as of January 1, 2002, the Company did not record any goodwill impairment. In addition, the Company performed its required annual impairment test of goodwill as of October 31, 2002 and did not record any goodwill impairment.

     At December 31, 2002, the Company has approximately $12.7 million of unamortized goodwill and unamortized patent rights in the amount of approximately $0.5 million which are subject to the annual impairment testing provisions of SFAS No. 142. These patent rights, the majority of which were acquired in 1998 and are primarily related to the manufacture of some of the Company's structural lumber and

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES transportation products, are being amortized over twelve years. The following table summarizes the carrying value of the Company's amortizable intangible assets as of December 31, 2002 and 2001:

                                                               2002        2001
                                                              -------     -------
                                                              (DOLLAR AMOUNTS IN
                                                                  THOUSANDS)
                                                              -------------------
Patents and patent rights...................................   $ 811       $ 810
  Accumulated amortization..................................    (282)       (213)
                                                               -----       -----
Carrying amount -- patents and patent rights................   $ 529       $ 597
                                                               =====       =====

     Aggregate amortization expense from continuing operations for these intangible assets was $69,000, $68,000 and $72,000 for the years ended December 31, 2002, 2001 and 2000 respectively. Aggregate amortization expense is expected to be approximately $69,000 per year for each of the next five years.

     At December 31, 2001 the Company had an unamortized permit in the amount of approximately $8.1 million, which was acquired in a purchase business combination by the Company's discontinued environmental recycling division in 1999. Upon adoption of SFAS No. 142 on January 1, 2002 the Company determined that the permit had a useful life of 18 years as of January 1, 2002 and adjusted its amortization from 25 years effective with that date. In connection with the adoption of SFAS 142, the Company ceased amortization of goodwill effective January 1, 2002. Had SFAS No. 142 been in effect for the twelve months ended December 31, 2001, and 2000, net loss from continuing operations, net loss and loss per share would have been as follows (in thousands except per share data):

                                                         2002       2001       2000
                                                       --------   --------   --------
Net loss from continuing operations as reported......  $(16,367)  $(38,506)  $(17,473)
  Add back: Goodwill amortization....................        --        509        526
                                                       --------   --------   --------
Net loss from continuing operations as adjusted......  $(16,367)  $(37,997)  $(16,947)
Basic and diluted loss per common share from
  continuing operations as reported..................  $  (0.33)  $  (1.08)  $  (0.53)
  Add back: Goodwill amortization....................        --       0.01       0.02
                                                       --------   --------   --------
Basic and diluted loss per common share from
  continuing operations as adjusted..................  $  (0.33)  $  (1.07)  $  (0.51)
Net loss as reported.................................  $(15,844)  $(48,163)  $(12,475)
  Less: Permit amortization adjustment...............        --       (102)      (102)
  Add back: Goodwill amortization....................        --        899      1,284
                                                       --------   --------   --------
Net loss as adjusted.................................  $(15,844)  $(47,366)  $(11,293)
Basic and diluted loss per common share as
  reported...........................................  $  (0.32)  $  (1.34)  $  (0.39)
  Less: Permit amortization adjustment...............        --      (0.00)     (0.00)
  Add back: Goodwill amortization....................        --       0.02       0.04
                                                       --------   --------   --------
Basic and diluted loss per common share from
  continuing operations as adjusted..................  $  (0.32)  $  (1.32)  $  (0.35)

     During 2001, the Company recorded approximately $1.1 million in goodwill impairment pertaining to its continuing operations (see note 11).

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

8.  NOTES AND CAPITAL LEASES PAYABLE

     Notes payable and capital leases consist of the following at December 31, 2002 and 2001 (in thousands):

                                                                2002       2001
                                                              --------   --------
Revolving credit line under the Original Senior Credit
  Facility..................................................  $     --   $ 12,400
Term loan under the Original Senior Credit Facility.........        --     25,000
Equipment term loans under the Master Credit Facility.......    11,356     11,356
Quakertown notes............................................     1,000         --
Term loan under the GBCC Credit Facility....................     3,000         --
Revolving credit line under the GBCC Credit Facility........       161         --
Capital lease payable on the Chicago Property in monthly
  installments of approximately $44,000 through January 31,
  2009......................................................     3,000      3,000
Other notes payable.........................................     1,254        634
                                                              --------   --------
          Total notes payable and capital leases............    19,771     52,390
Less current portion........................................    (6,386)   (49,404)
                                                              --------   --------
Long-term portion...........................................  $ 13,385   $  2,986
                                                              ========   ========

     On June 30, 2000 the Company entered into the Original Senior Credit Facility with three banks. The Original Senior Credit Facility provided for a $30,000,000 term loan and a $15,000,000 revolving credit line. While the Original Senior Credit Facility, as amended, was to have terminated on July 2, 2002, the lenders under the facility agreed to defer payment until the sale of Clean Earth could be completed. The sale of Clean Earth closed on September 9, 2002 and the Company used a portion of the net proceeds from the transaction to retire the outstanding balance on the facility of $37,900,000. The weighted average interest rate on the Original Senior Credit Facility was approximately 8.0% and 9.1% during 2002 and 2001 respectively.

     Upon the retirement of the Original Senior Credit Facility, the Company entered into a new Senior Credit Facility (the Replacement Senior Credit Facility) with the same lending group, which provided for a revolving line of credit, secured by the Company's receivables, inventory and certain property, plant and equipment. The Company borrowed $3 million under this facility in 2002. When the facility was terminated on December 20, 2002, the Company repaid $2 million of the outstanding principal. The remaining $1 million was converted into notes payable to these same lenders on a pro rata basis relative to their respective lending commitments under the Replacement Senior Credit Facility. These notes (the "Quakertown Notes") are secured by the Quakertown claim receivable (see note 4) and mature December 19, 2005. Under the terms of the Original Senior Credit Facility and subsequent agreements entered into by the Company and the lenders, the lenders agreed to forgo approximately $3.2 million in deferred interest, fees and penalties that were accrued and payable under the Original Senior Credit Facility. The Quakertown notes pay interest at 25%, of which 10% is payable monthly in cash and the remainder may, at the option of the Company, be paid in kind in the form of additional principal on the Quakertown Notes until the notes mature or are retired. In addition, depending upon the timing and amount of the settlement of the Quakertown claim receivable, the lenders under the Original Senior Credit Facility may receive an additional payment of up to 80% of the proceeds of the Quakertown claim receivable after giving effect to payment of legal fees not to exceed $150,000 and the $1.0 million principal amount due under the Quakertown Notes. This transaction is accounted for as a modification of debt terms under a troubled debt restructuring, and the $3.2 million that the lenders agreed to forgo is carried on the Company's balance sheet in Other Non-current Liabilities.

     On December 20, 2002, the Company obtained a three-year secured senior credit facility with Guaranty Business Credit Corporation (the "GBCC Credit Facility"), dated as of December 19, 2002. The GBCC Credit Facility is comprised of a $3.0 million term loan and a commitment for up to $10.0 million in the form

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES of a revolving line of credit. Principal on the term loan is amortized over a seven year period and payable monthly, with the remaining amount due at the end of the three-year term of the facility. Advances under the revolving line of credit are based upon a percentage of the Company's accounts receivable and inventory and subject to the satisfaction of certain conditions set forth in the loan agreement. The initial term of the loan agreement is three years subject to extension from year to year after the expiration of the initial term unless either party terminates the loan agreement. The revolving line of credit pays monthly interest at a rate of prime plus 1.0%, and the term loan pays monthly interest at a rate of prime plus 1.5%. The prime rate of interest was 4.25% as of December 31, 2002.

     The GBCC Credit Facility is guaranteed by the Company and these guaranties are secured by substantially all of the Company's assets, excluding (i) certain options to purchase the real estate located in Chicago, Illinois (the "Chicago Property"), (ii) the Quakertown claim receivable. The facility required the Company to maintain excess levels of availability, as defined, under the revolving credit line of $2,550,000 and $2,150,000 for the months ending December 31, 2002 and January 31, 2003 respectively. After giving effect to this excess availability requirement, approximately $391,000 was available under the revolving credit line as of December 31, 2002. In addition, the financial covenants contained in the GBCC Credit Facility require, among other things, a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA") to be achieved in the month of January 2003, and to maintain certain ratios of debt service to EBITDA, as defined, measured monthly throughout the term of the facility. The Company was not in compliance with the January minimum EBITDA covenant and has notified the lender that it will not be in compliance with the February 2003 covenant. Although the Company has yet to obtain a waiver for these covenant violations, to date Guaranty Business Credit Corporation has taken no action against the Company. At December 31, 2002, $3.0 million was outstanding under the term loan and approximately $161,000 was advanced under the revolving line of credit, and these obligations are classified as current liabilities in the accompanying consolidated balance sheet.

     The Company has not made principal payments on equipment term loans of its Master Credit Facility since December of 2001 and, as of September 30, and December 31, 2001, was not in compliance with the tangible net worth covenant under the Master Credit Facility. On February 28, 2002 the Company and the lending group under the facility, led by GE Capital Corporation ("the GE Lending Group") agreed to and signed a Forbearance and Modification Agreement which restructures the Master Credit Facility by allowing the Company to defer principal payments while continuing to make interest payments, and providing a waiver of the September 30, and December 31, covenant violations. The forbearance and Modification Agreement was subsequently amended on May 30, 2002 and again on June 14, 2002 to, among other things, extend the forbearance period and modify certain other terms of the agreement. The Company continued to make regularly scheduled interest payments under the Master Credit Facility throughout 2002, and the outstanding balance on the facility at December 31, 2002 is approximately $11,356,000, and the interest rate was approximately 4.9%

     In connection with entering into the agreements related to the GBCC Credit Facility, the Company entered into the Amended and Restated Waiver and Modification Agreement (the "GE Agreement") with the GE Lending Group. Under the terms of the GE Agreement, monthly principal payments will resume in July 2003. Aggregate scheduled principal payments under the agreement are $225,000 in 2003, $750,000 in 2004 and $1,025,000 in 2005, with the remainder of the outstanding principal balance due and payable on December 31, 2005. In consideration for restructuring the terms of the Master Credit Facility, which includes a waiver of all past defaults and financial covenant violations, the GE Lending Group received a waiver and amendment fee of $500,000, $225,000 of which was paid at closing, and the remainder of which will be paid in monthly installments through June of 2003, and additional collateral in the form of a pledge of certain options to purchase the Chicago Property and a junior security interest in other equipment owned by the Company. Under the terms of the GE Agreement, the Company is required to exercise the purchase options related to the Chicago Property not later than May 1, 2003. If the Company fails to effect such purchase, General

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

Electric Capital Corp. has the right to cause the Company to exercise these options and to provide financing on discretionary terms. The purchase price of the Chicago Property under these purchase options is $3 million.

     In connection with the GBCC Credit Facility, the Company has entered into subordination agreements with the GE Lending Group and Halifax Fund, L.P. (see note 9), whereby these lenders have subordinated liens on assets secured by the GBCC Credit Facility. In addition, Guaranty Business Credit Corporation has entered into subordination and intercreditor arrangements with both the GE Lending Group and Halifax Fund, L.P.

     Other Notes Payable in 2002 consists of dividends in arrears on preferred stock of approximately $754,000 (see note 10) and a $500,000 trade payable that were converted into three-year promissory notes paying quarterly interest ranging from 5% to 8%. Other Notes Payable in 2001 pertained to notes securing certain equipment obtained in the Baron's acquisition (see Note 3), Which were paid off with the proceeds from the GBCC Credit Facility.

     The purchaser of Clean Earth assumed approximately $4.3 million of notes and capital leases payable for which the Company was either the borrower or guarantor.

     Notes payable and capital leases mature as follows:

YEAR ENDING                                                    AMOUNTS
-----------                                                    -------
2003........................................................   $ 6,386
2004........................................................       774
2005........................................................    12,111
2006........................................................       500
                                                               -------
                                                               $19,771
                                                               =======

     Legal, consulting and other expenses incurred by the Company in obtaining its credit agreements are amortized over the life of the agreement. Unamortized deferred financing costs were $817,000 and $1,759,000 at December 31, 2002 and 2001 respectively, and are reflected in Other assets on the Company's balance sheet.

9.  SUBORDINATED NOTES AND CONVERTIBLE DEBENTURES

     On February 2, 2000 the Company issued a 5% $7,500,000 convertible subordinated debenture (the "Fiscal 2000 Debenture") which is convertible into the Company's common stock to Halifax. On February 20, 2001, Halifax exercised its rights under the terms of the debenture to require the Company to (a) repurchase the debenture for cash at 110% of the outstanding principal amount plus all accrued, unpaid interest, or (b) have the Minimum Floating Conversion Price permanently re-set to zero. The Company did not elect option (a), therefore the Minimum Floating Conversion Price was permanently re-set to zero. The effect of re-setting the Minimum Floating Conversion Price to zero was that upon conversion of the Fiscal 2000 Debenture into common stock the price at which the common stock of the Company will be issued to Halifax shall be equal to the lowest trading price of the common stock on the principal trading market for such common stock (which is currently The Nasdaq SmallCap Market) during the four (4) trading days prior to but not including the holder's conversion date. The right of the debenture holder to convert the debenture to common stock was limited in that the holder could not convert the debenture if upon such conversion the holder would become a beneficial owner more than 9.9% of the total issued and outstanding shares of the Company's common stock. If the holder elected to convert and the entire debenture could not be converted due to this limitation, the Company would have been required to settle in cash that portion of the debenture which could not be converted to stock when the debenture matured in February of 2005, at 110% of the sum of

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES the outstanding balance of the debenture that is in excess of the limitation and accrued but unpaid interest and default payments.

     In conjunction with the issuance of the debentures, the Company issued 200,000 warrants to purchase Common stock at $10.09 per share. The Company expensed a beneficial conversion feature of $270,946 in the first quarter of 2000. The $575,703 value assigned to the warrants and the $750,000 discount attributed to the 10% contingent premium discussed in option (a) in the above paragraph were reflected as discounts from the face value of the Fiscal 2000 Debenture and were being accreted into interest expense over the term of the debenture.

     During 2001 the holder of the Fiscal 2000 Debenture converted $2,191,494 of the debenture and $23,801 of unpaid interest into 2,134,742 shares of common stock at prices ranging from $1.00 to $1.05 per share. Unamortized debenture issuance costs and debt discounts of $12,475 and $120,558 respectively were charged to additional paid-in capital. As a result of these conversions, the Company recorded an additional beneficial conversion feature benefit granted to the holder of approximately $280,000, which was charged to interest expense during 2001. Also during 2001, the balance of the Fiscal 2000 Debenture increased by $201,764 resulting from interest that was paid in kind. As of December 31, 2001 the outstanding balance on the Fiscal 2000 Debenture was $5,584,000, net of unamortized discounts.

     During 2002 an additional $349,000 of principal and approximately $2,000 of unpaid interest were converted into 1,001,923 shares of common stock. The Company recorded an additional beneficial conversion feature benefit in connection with this conversion in 2002 of approximately $250,000. In addition, approximately $164,000 of interest was paid in kind, increasing the principal balance of the debenture.

     On June 15, 2001, the Company issued a convertible subordinated debenture in the principal amount of $4.0 million (the "Fiscal 2001 Debenture") and a warrant to purchase 250,000 shares of its common stock, at an initial purchase price of $2.00 per share, to Halifax. Halifax paid the Company $4.0 million for these securities. The principal amount of the Fiscal 2001 Debenture paid interest at an annual rate of 25% and was due on July 1, 2002. The debenture was convertible into shares of the Company's common stock at a conversion price per share equal to the average of the lowest trading price of the common stock during any three trading days during the twenty-two trading days immediately prior to the conversion date. Because the Company did not meet certain conditions related to the issuance of this debenture prior to August 15, 2001, the Company issued an additional warrant on that date to purchase 250,000 shares of its common stock at a purchase price per share equal to 120% of the closing market price of such stock on August 15, 2001, which was $0.90 per share. The $195,000 and $170,000 values assigned to the warrants issued on June 15, 2001 and August 15, 2001 respectively were recorded as discounts to the debenture. On August 15, 2001 the Company recognized a beneficial conversion feature in the amount of $534,000 in connection with the warrants issued on that date, which was recorded as a discount to the debenture. These discounts were accreted as interest expense through June 30, 2002. At December 31, 2001 the carrying value of this debenture, net of unamortized discounts, was $3,579,000. The Company did not make the required quarterly interest payments on this debenture of $250,000 for the three-month periods ending December 31, 2001, March 31, 2002 and June 30, 2002.

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

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     On September 24, 2002 the Company entered into an Exchange and Repurchase Agreement with Halifax whereby:

     - The Fiscal 2000 and Fiscal 2001 Halifax debentures, whose carrying amounts net of discounts at the time of the exchange were $5,503,000 and $4,000,000 respectively, were terminated

     - All unpaid default charges, fees, penalties, preferred dividends in arrears and accrued interest were waived by Halifax

     - Halifax released the Company from any action Halifax had against the Company relative to the Fiscal 2000 and Fiscal 2001 Halifax Debentures

     - Halifax released its second lien on the Company's assets that were sold in connection with the sale of Clean Earth while retaining its second lien on the Company's remaining assets granted to Halifax under the terms of the Fiscal 2001 Debenture

     In exchange for the preceding, the Company:

     - Paid $2.5 million in cash to Halifax

     - Issued a 10% convertible subordinated debenture in the principal amount of $2,831,558 due March 24, 2006, with interest being paid in kind for the first two years and paid in cash for the third year. Subject to certain adjustments as more fully described in the debenture agreement, one third of the principal amount of the debenture will be convertible into shares of the Company's common stock at $0.75 per share, one third will be convertible at $1.00 per share and one third will be convertible at $1.25 per share.

     - Issued a 10% subordinated note with no conversion rights in the principal amount of $5.6 million due March 24, 2006, with interest being paid in kind for the first two years and paid in cash for the third year

     - Canceled 285,714 shares of common stock held by Halifax

     - Agreed to file a registration statement to register the shares underlying the new convertible debenture and the warrants previously issued to Halifax no later than April 15, 2003

     This transaction was accounted for as a modification of debt terms under a troubled debt restructuring. As a result, the approximately $1.7 million of unpaid default charges, fees, penalties, preferred dividends in arrears and accrued interest that were waived by Halifax were added to the carrying value of the subordinated note and convertible subordinated debenture. At December 31, 2002 the carrying value of the subordinated note and the convertible subordinated debenture was $6,807,000 and $3,441,000 respectively.

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

     The Company did not pay any of the required cash dividends on the Series D Preferred Stock due to a deterioration in the Company's financial condition. Dividends in arrears on the Series D Preferred Stock

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES amounted to approximately $809,000 at December 31, 2001 and $911,000 immediately prior to the conversion of the Series D Preferred Stock. Promissory Notes were given to all of the former holders of the Series D Preferred Stock with the exception of Halifax, (see note 9) at varying rates of interest and maturity dates. All but one of the remaining former holders have accepted the terms and executed their respective notes. The outstanding balance of these notes as of December 31, 2002 was approximately $754,000. On March 1, 2002 all 1,187,285 shares of outstanding Series D Preferred Stock were converted into an equal number of shares of common stock.

SERIES E CONVERTIBLE PREFERRED STOCK

     Between November 2000 and March 2001, the Company issued a total 1,714,285 shares of its Series E Preferred Stock to the Stout Partnership, the Company's largest shareholder, in exchange for payments to the Company in the aggregate of $3,000,000. Mark S. Alsentzer, the Company's Chief Executive Officer, is affiliated with the Stout Partnership. The stock paid a monthly cash dividend at an annual rate of 10%. Each share of Series E Preferred Stock was convertible into one share of the Company's common stock at the option of the holder at any time after December 31, 2001, subject to certain rights of the Company to redeem or require conversion of the Series E Preferred Stock prior to March 1, 2002. Otherwise, the Series E Preferred Stock was to have automatically converted into common stock on March 1, 2002. On March 4, 2002 the Company's Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002. On March 31, 2002 all 1,714,285 shares of outstanding Series E Preferred Stock were converted into an equal number of shares of common stock.

COMMON STOCK PRIVATE PLACEMENTS

     On July 3, 2001, the Company issued 476,191 shares of common stock to ZLP Master Fund, LTD. and 476,190 shares of common stock to ZLP Master Technology Fund, LTD. at a purchase price of $1.05 per share. This private placement transaction was not registered under the Act in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Net proceeds after issuance costs of approximately $983,000 were used for general corporate purposes. Because the Company did not, within 60 days of July 3, 2001, file a registration statement with the SEC to register the resale of these shares as required under the stock purchase agreement, the Company is required to pay a cash penalty fee to the purchasers of these shares at a rate equal to 1.5% of the outstanding amount purchased for each 30-day period that a registration statement is not filed. As of December 31, 2002 the Company had not filed a registration statement to register these shares for resale and $150,000 has been accrued in connection with this penalty fee. On November 1, 2001 the Company raised an additional $752,000, net of issuance costs, through the issuance of 1,334,000 shares of common stock. These private placement transactions were not registered under the Securities and Exchange Act of 1934 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.

     On February 19, 2002, the Company issued 800,000 shares of common stock at a purchase price of $0.50 per share. This private placement transaction was not registered under the Securities and Exchange Act of 1933 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Net proceeds after issuance costs of $354,000 were used for general corporate purposes.

CONVERSION OF STOUT DEBENTURE

     On May 29, 2002 the Stout Partnership signed an agreement to convert its $5.0 million convertible subordinated debenture due July 1, 2002, plus accrued interest of approximately $183,000, into 19,935,808 shares of the Company's common stock. The conversion price of $0.26 per share is in accordance with the conversion formula as stated in the terms of the debenture and is based on the May 29, 2002 date of the

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES agreement. Mark S. Alsentzer, the Company's Chief Executive Officer, is affiliated with Stout Partnership. The transaction was approved by the Company's shareholders at a Special Meeting of Shareholders on August 27, 2002. The conversion took place on September 11, 2002 and the Company recognized as interest expense a beneficial conversion feature of approximately $2,791,000 based on the September 9, 2002 commitment date.

OTHER COMMON STOCK TRANSACTIONS

     On February 10, 2000 the Company acquired certain assets and liabilities of Baron Enterprises, Inc. for 202,376 shares of the Company's common stock, including 42,358 shares held in escrow pending the resolution of outstanding issues within the purchase agreement. On June 30, 2002 the Company determined that these issues had been resolved and that the Company would not be required to release these shares. As such, the Company reduced its number of common shares outstanding by 42,358 and reduced acquisition goodwill and additional paid-in capital by approximately $381,000, based on a market price of $9.00 per share as of February 10, 2000. In addition, during 2002 the Company issued an aggregate of 420,173 shares of common stock valued at approximately $139,000 in settlement of previously recorded accounts payable and issued 84,621 shares valued at approximately $48,000 in connection with employment and other services rendered to the Company.

EMPLOYEE STOCK OPTIONS

     The Company has granted stock options to key employees and directors. The option price at the date of grant is determined by the Board of Directors and is generally tied to the market price of the Company's freely trading shares. The term for exercising the stock options is generally ten years. Stock options granted by the Company generally vest ratably over a period of three years. Employee stock option activity in 2002, 2001 and 2000 is as follows:

                                                              WEIGHTED
                                                              AVERAGE     NUMBER OF
                                                              EXERCISE     OPTIONS
                                                               PRICE     OUTSTANDING
                                                              --------   -----------
Outstanding at December 31, 1999............................   $6.01      3,902,418
  Granted...................................................    4.41        572,667
  Exercised.................................................    3.75        (85,335)
  Canceled or forfeited.....................................    7.98       (803,000)
                                                               -----     ----------
Outstanding at December 31, 2000............................   $5.37      3,586,750
  Granted...................................................    2.16        482,250
  Exercised.................................................      --             --
  Canceled or forfeited.....................................    5.33       (310,000)
                                                               -----     ----------
Outstanding at December 31, 2001............................   $4.96      3,759,000
  Granted...................................................   $0.21        811,000
  Exercised.................................................      --             --
  Canceled or forfeited.....................................   $5.65     (2,100,000)
                                                               -----     ----------
Outstanding at December 31, 2002............................   $2.65      2,470,000
                                                               =====     ==========

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     The weighted average remaining contractual life of all outstanding employee stock options is 7.0 years at December 31, 2002. Additional information regarding options outstanding at December 31, 2002, 2001 and 2000 follows:

                                                   OUTSTANDING                  EXERCISABLE
                       RANGE OF EXERCISE    --------------------------   --------------------------
                             PRICES                        WEIGHTED                     WEIGHTED
                       ------------------                  AVERAGE                      AVERAGE
                         LOW       HIGH      NUMBER     EXERCISE PRICE    NUMBER     EXERCISE PRICE
                       -------   --------   ---------   --------------   ---------   --------------
2000:
                        $1.25     $ 6.25    2,634,250       $4.34        1,706,128       $4.23
                         6.25      12.50      952,500        8.22          396,673        8.02
                        -----     ------    ---------       -----        ---------       -----
                        $1.25     $12.50    3,586,750       $5.37        2,102,801       $4.95
                        =====     ======    =========       =====        =========       =====
2001:
                        $0.50     $ 6.25    2,899,000       $4.03        2,096,383       $4.27
                         6.25      12.50      860,000        8.11          615,003        8.01
                        -----     ------    ---------       -----        ---------       -----
                        $0.50     $12.50    3,759,000       $4.96        2,711,386       $5.12
                        =====     ======    =========       =====        =========       =====
2002:
                        $0.01     $ 6.25    2,292,500       $2.21        1,617,337       $2.82
                         6.25      12.50      177,500        8.34          172,500        8.37
                        -----     ------    ---------       -----        ---------       -----
                        $1.25     $12.50    2,470,000       $2.65        1,789,837       $3.35
                        =====     ======    =========       =====        =========       =====

NON-EMPLOYEE STOCK OPTIONS

     The Stout Partnership was granted 320,000 options at $2.25 per share in January 1998 in exchange for enabling the Company to obtain a line of credit by providing guarantees (see note 14). Stout Partnership exercised 250,000 shares in September 1999. The remaining 70,000 options expired during 2001.

     Non-employee stock option activity in 2002, 2001 and 2000 is summarized as follows:

                                                              WEIGHTED
                                                              AVERAGE     NUMBER OF
                                                              EXERCISE     OPTIONS
                                                               PRICE     OUTSTANDING
                                                              --------   -----------
Outstanding at December 31, 1999............................   $3.38       117,500
  Granted...................................................    3.79       102,500
  Exercised.................................................    5.00       (10,000)
  Canceled..................................................      --            --
                                                               -----       -------
Outstanding at December 31, 2000............................   $3.50       210,000
  Granted...................................................    0.53        41,200
  Exercised.................................................    0.38       (21,200)
  Canceled..................................................    2.25       (70,000)
                                                               -----       -------
Outstanding at December 31, 2001............................   $3.70       160,000
  Granted...................................................      --            --
  Exercised.................................................      --            --
  Canceled..................................................    4.07       (52,500)
                                                               -----       -------
Outstanding at December 31, 2002............................   $3.51       107,500
                                                               =====       =======
Stock options exercisable at December 31, 2002..............   $3.51       107,500
                                                               =====       =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

STOCK WARRANTS

     The company issued warrants to purchase 200,000 common shares at $10.09 in conjunction with the issuance of $7,500,000 of convertible subordinated debentures in February 2000 (see note 9). In December 2000, the company granted 250,000 warrants to the Stout Partnership at an exercise price of $1.50 per share. The warrants were granted in consideration of the Stout Partnership for exchanging the unsecured loan to a convertible subordinated debenture and providing the additional funding of Series E Preferred Stock (see note 14). Mark
S. Alsentzer is Chairman and CEO of the Company as well as an individual partner in Stout Partnership. At December 31, 2000 a total of 1,260,000 warrants were outstanding.

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

     During the twelve-month period ending December 31, 2002, the Company issued warrants to purchase 145,000 shares of common stock to an investor in connection with a private placement transaction for the Company's common stock. Also during 2002, the Company issued 200,000 warrants to investment bankers for services rendered to the Company. These warrants were valued at approximately $34,000 and are reflected in the Company's statement of operations for 2002. As of December 31, 2002 warrants to purchase 3,160,795 shares of common stock were outstanding.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

STOCK RESERVED

     At December 31, 2002, common stock was reserved for the following:

Non employee stock options..................................     107,500
Employee stock options......................................   2,470,000
Warrants....................................................   3,554,545
Convertible debentures......................................   2,831,558
                                                               ---------
                                                               8,963,603
                                                               =========

11.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2001 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     In September of 2001 the Company announced the closing of three of its manufacturing facilities and the leasing of two of its resin processing plants to third parties in an effort to reduce fixed costs, improve customer service and narrow management's focus to a smaller number of manufacturing facilities, without reducing total manufacturing capacity. With the exception of activities associated with exiting the facilities, the Fontana, California, Denton, Maryland, and Trenton, Tennessee plants were closed on September 28, 2001 and the equipment and manufacturing processes at these plants were transferred to the Chicago, Illinois and Ocala, Florida manufacturing locations. The Company has obtained a buyout or sublease of all of these facilities. In addition, the Company discontinued raw material processing at its Auburn, Massachusetts and Chino, California resin plants and agreed to lease these operations, including the manufacturing equipment installed at these locations, to other raw material processors. Approximately 140 full time manufacturing and administrative positions were eliminated in connection with the reduction in facilities. The plan of restructure was adopted by management and the board of directors and communicated to employees in late September of 2001. As a result of this restructuring, the Company recorded the following charges:

Write-down for equipment impairment.........................   $ 8,694,000
Write-down for goodwill impairment..........................     1,116,000
Severance component of 2000 restructuring charge............       182,000
Change in estimate related to 2000 restructuring accrual....      (155,000)
Lease termination, severance and other exit costs...........     1,656,000
                                                               -----------
  Total restructuring and asset impairment charges..........   $11,493,000
                                                               ===========

     During 2001 the Company paid approximately $761,000 in employee termination, lease termination and other exit costs in connection with the restructuring and approximately $895,000 remained in the accrual as of December 31, 2001, primarily for lease termination expenses. The remaining amount was paid in 2002 and no balance remained in this accrual at December 31, 2002.

     In August of 2002 the party to the sublease agreement for the Auburn, Massachusetts plant and equipment terminated their sublease agreement with the Company in accordance with its terms. As a result, the company recorded an impairment charge on the fixed assets at that location of approximately $453,000. The Company is currently attempting to obtain a new sublease agreement or buyout of its lease obligation with respect to this facility. The Company estimates that its obligation under this lease at December 31, 2002 will be approximately $231,000 and this amount is reflected within Accrued expenses on the Company's balance sheet.

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

Write-down for equipment impairment.........................   $2,319,000
Lease termination and other exit costs in connection with
  the restructuring.........................................    1,098,000
Change in estimate related to 1999 restructuring accrual....     (232,000)
                                                               ----------
  Total restructuring and asset impairment charges in
     2000...................................................   $3,185,000
                                                               ==========

     As of December 31, 2000, the Company had accrued $1,098,000 in connection with lease termination costs. During 2001 the Company paid approximately $564,000 in lease termination payments and charged this amount against the accrual. Also during 2001, the Company reversed $155,000 of the accrual for other exit costs due to a change in estimate. As of December 31, 2001, the Company had approximately $380,000 remaining in its 2000 restructuring accrual for lease termination payments. During 2002 the Company paid approximately $316,000 in lease termination payments and approximately $64,000 remained in this accrual at December 31, 2002. During 2000 and early 2001, the Company eliminated approximately 300 employees as part of the 2000 restructuring plan. The severance component of the restructuring plan was communicated to the employees in early January 2001. As a result, the Company recorded a charge of $182,000 in the first quarter of 2001 in connection with severance. The entire $182,000 cost of these severance benefits was paid in 2001 and no balance remains in this accrual.

     During 2000, the Company determined that it had $232,000 of excess accrual from restructuring charges recorded during the first quarter of 1999. The residual excess reserve was reversed in 2000, and no amount remains in exit cost accruals pertaining to the 1999 restructuring.

12.  EMPLOYEE BENEFIT PLANS

     The Company has defined contribution 401(k) and profit sharing plans that cover substantially all employees who have met the eligibility requirements. Employees may contribute up to the maximum allowable under current regulations to the 401(k). There are no employee contributions to the profit sharing plan. The Company's contribution to each plan is at the discretion of the Company. The Company contributed $144,000, $183,000 and $127,000 in 2002, 2001 and 2000,
respectively.

13.  INCOME TAXES

     The provision (benefit) for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. In accordance with SFAS 109, the benefit of the current utilization of the net operating loss

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES generated by continuing operations has been allocated to continuing operations. The components of the provision for income taxes (benefit) included in the consolidated statements of operations is as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Current:
  Federal...............................................  $(4,011)  $(1,807)  $(2,160)
  State.................................................     (503)     (290)     (771)
                                                          -------   -------   -------
                                                           (4,514)   (2,097)   (2,931)
                                                          -------   -------   -------
Deferred:
  Federal...............................................      326     5,318      (912)
  State.................................................       95    (2,786)   (1,408)
                                                          -------   -------   -------
                                                              421     2,532    (2,320)
                                                          -------   -------   -------
Total provision (benefit) for income taxes from
  continuing operations.................................  $(4,093)  $   435   $(5,251)
                                                          =======   =======   =======

     The total provision for income taxes (benefit) differed from the amount obtained by applying the federal statutory income tax rate to pre-tax accounting loss from continuing operations as follows:

                                                          2002       2001      2000
                                                         -------   --------   -------
Tax at statutory rate of 34%...........................  $(6,956)  $(12,944)  $(7,726)
State taxes, net of Federal benefit....................     (269)    (2,030)   (1,438)
Nondeductible goodwill amortization....................       --        440        85
Increases in valuation allowance.......................    2,570     14,936     4,220
Nondeductible interest expense.........................    1,034         --        --
Other..................................................     (472)        33      (392)
                                                         -------   --------   -------
  Income tax provision (benefit) -- continuing
     operations........................................  $(4,093)  $    435   $(5,251)
                                                         =======   ========   =======

     The total provision (benefit) for income taxes differed from the amount obtained by applying the federal statutory income tax rate to pre-tax accounting earnings (loss) from discontinued operations and, for 2002, to the pre-tax gain of $1,076,000 on disposal of discontinued operations.

                                                          2002       2001      2000
                                                         -------   --------   -------
Tax at statutory rate of 34%...........................  $ 1,643   $ (3,189)  $ 2,858
State taxes, net of Federal benefit....................      434       (135)      635
Nondeductible goodwill amortization....................       --      4,312       123
Increases (Decreases) in valuation allowance...........    2,001       (451)       49
Other..................................................      232       (260)     (258)
                                                         -------   --------   -------
  Income tax provision -- discontinued operations......  $ 4,310   $    277   $ 3,407
                                                         =======   ========   =======

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
Goodwill....................................................  $  1,641   $  2,692
Restructuring reserves and accrued expenses.................       995      3,068
Allowance for doubtful accounts.............................     1,490      2,223
Original issue discount on debentures.......................        --        289
Net operating loss..........................................    18,043     16,213
Debt restructuring..........................................     1,960         --
Inventory overhead..........................................       199        328
Other.......................................................       266        226
                                                              --------   --------
          Total deferred tax assets.........................    24,594     25,039
Less valuation allowance....................................   (24,060)   (19,489)
                                                              --------   --------
Net deferred tax asset......................................       534      5,550
Deferred tax liabilities:
Property and equipment basis difference.....................       488      4,901
Goodwill on asset purchases.................................        --        572
Deferred gain on installment sale...........................        42         --
Other.......................................................         4         77
                                                              --------   --------
     Total deferred tax liabilities.........................       534      5,550
                                                              --------   --------
  Deferred tax asset (liabilities), net.....................  $      0   $      0
                                                              ========   ========

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of future profitability. As a result of the substantial operating losses incurred during 2001 and 2002, the Company established valuation allowances for the entire net deferred tax asset as of December 31, 2001 and 2002. There was no exercise of non-qualified stock options in 2002, 2001 and 2000. As of December 31, 2002 the Company had federal net operating loss carryforwards of approximately $43,388,000, and state net operating loss carryforwards of $54,863,000, both of which begin to expire in 2010. A portion of these losses is subject to limitations regarding the offset of the Company's future taxable income, including limitations resulting from changes in ownership of greater than 50% of the Company's common stock as a result of the issuance by the Company of additional common or preferred stock. The Company does not expect any recent changes in the tax code to have a material effect upon the Company's statement of operations or financial condition.

14.  RELATED PARTY TRANSACTIONS

     On February 2, 1999 the Stout Partnership made a $5,000,000 unsecured loan to the Company bearing interest at 10%, with an original maturity date of June 30, 2001. The Stout Partnership borrowed the $5,000,000 from PNC Bank and the individual partners have personally guaranteed the loan. The Company paid $529,000 in interest on this loan in 2000.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     On December 1, 2000 the Stout Partnership exchanged the $5,000,000 unsecured loan into a subordinated convertible debenture of an equal dollar amount with a maturity date of July 1, 2002, with interest payable monthly in arrears at 11.5% per annum. The Company paid $111,000 and $573,000 of interest on this loan in 2002 and 2001 respectively. The debenture was convertible into common stock at any time, in whole or part, at the option of the holder, at the lower of $2.00 per share or the lowest closing price of the Company's common stock during the four trading days prior to but not including the conversion date. In consideration of the Stout Partnership exchanging its unsecured loan for a subordinated convertible debenture and providing funding through Series E Preferred Stock, the Company granted 250,000 warrants at the exercise price of $1.50 per share. In consideration for extending the maturity date of the debenture from December 1, 2001 to July 1, 2002, and because some of the assets of the Company were not disposed of as of June 1, 2001, on June 1, 2001 the Company granted an additional 250,000 warrants to purchase the Company's common stock to the Stout Partnership at an exercise price of $1.50 per share. The debenture was converted, along with $183,000 of accrued interest into 19,935,808 shares of common stock in 2002 (see note 10). In addition, during 2000 and 2001 Stout Partnership provided the Company with additional funding of $3,000,000 through the Series E Preferred stock private placement (see note 10).

     On March 1, 2002 all of the Company's outstanding Series D Preferred Stock was automatically converted into an equal amount of the Company's common stock in accordance with the Series D Certificate of Designation. The dividends in arrears pertaining to the Series D Preferred Stock was converted into a note payable to each holder of the Series D Preferred Stock in pro rata amounts based on the amount of shares held by each party (see note 10). In connection with this conversion, A.C. Schultes, Inc., a corporation controlled by August C. Schultes, III, a director of the Company, received a note payable in the amount of approximately $120,000. Also in connection with the conversion, a note payable in the amount of approximately $36,000 was issued to Consultants and Planners, Inc. Gary Ziegler, a director of the Company, is affiliated with Consultants and Planners, Inc.

     On March 4, 2002 the Company's Board of Directors extended the automatic conversion date of the Series E Preferred Stock to March 31, 2002 (see note 10). All of the Series E Preferred Stock was held by the Stout Partnership.

     In December 2001, Barbella Environmental Technology, a subsidiary of Clean Earth, ("BET") received notice regarding its award of a contract with the City of New York to perform environmental services at the Brooklyn Landfill on Pennsylvania Avenue in the Borough of Brooklyn (the "Brooklyn Contract"), subject to the satisfaction of certain conditions. These conditions included the issuance of a performance bond on behalf of BET in the amount of $57.5 million at the time of the execution of the Brooklyn Contract. Due to the deterioration in the Company's financial condition during 2001, the insurance company underwriting the performance bond requested a $4.0 million letter of credit and personal guarantors with liquid net worth of approximately $15.0 million in order to issue the performance bond. Neither BET nor the Company was able to deliver the required letter of credit or to obtain any third parties interested in providing collateral and/or guarantees on the Company's behalf. In order to permit BET to obtain the Brooklyn Contract and to avoid the termination of negotiations related to the Clean Earth sale transaction (see note 2), Mark S. Alsentzer, the Company's director, Chairman, and Chief Executive Officer, and Mr. Schultes established a group of personal indemnitors, including family members and affiliates of the two directors as well as third parties, who were willing to provide the letter of credit and guarantee for the issuance of the performance bond in exchange for a fee. Upon the completion of the sale of Clean Earth, approximately $469,000 of the aforementioned fee was paid from the proceeds of the sale transaction.

     The Company has a professional services contract with Rosetto & Associates LLC, a private law firm, that performs legal work for the company as well as unrelated third parties. Mr. Rosetto, Executive Vice President, General Counsel and Secretary for the Company, is the sole principal of Rosetto & Associates. Rosetto & Associates billed the Company $399,000, $523,000 and $465,000 for legal services for the years

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES ended December 31, 2002, 2001 and 2000 respectively. These amounts include expenses paid on behalf of the Company for outside attorneys' fees, consulting fees and other expenses for which Rosetto and Associates is not reimbursed. In addition, the Company billed $134,000, $161,000, $161,000 to Rosetto & Associates for use of office space, office equipment and other shared services during the years ended December 31, 2002, 2001 and 2000 respectively.

     On November 28, 2002 a $500,000 trade note payable to a company controlled by Mr. Schultes was converted into a promissory note due May 31, 2006, with interest at 8% payable in monthly installments.

     Kenneth Leung, a director of the Company, is a managing director of Sanders Morris Harris, the investment banking firm that rendered the fairness opinion in connection with the sale of Clean Earth. Neither Sanders Morris Harris nor its affiliates received any compensation from the Company during the past two years, other than fees and expenses totaling $80,000 related to the fairness opinion, except for board fees and reimbursement of travel expenses paid to Kenneth Leung.

     In December of 2002 a director of the Company made a cash advance to the Company in the amount of $449,000, which remains outstanding and is repayable on demand.

15.  COMMITMENT AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, equipment, manufacturing facilities, and land under non-cancelable operating leases that expire at various dates through year 2006. Rent expense from continuing operations for all operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $1,055,000, $1,338,000 and $520,000 respectively.

     Future minimum payments are as follows for the year ending December 31 (in thousands):

2003........................................................  $1,252
2004........................................................     998
2005........................................................     432
2006........................................................      35
                                                              ------
          Total.............................................  $2,717
                                                              ======

     A portion of the minimum rental payments shown above will be offset by sublease agreements that are in place for some of the Company's rental properties. The Company expects to receive sublease rental income from third parties in the amounts of approximately $664,000, $551,000, $203,000 and $35,000 for the years ending December 31, 2003, 2004, 2005 and 2006 respectively. In the event of default or termination of any of the sublease agreements by these third parties, the Company will be obligated to assume the scheduled lease payments.

LEGAL PROCEEDINGS

     In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At December 31, 2002, the Company has accrued approximately $289,000 for estimated liabilities related to these matters. While the Company believes this accrual is sufficient to cover the aggregate liability that may be incurred in these matters, there can be no assurances that the accrual will be sufficient.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

     On February 28, 2002 a judgment in the amount of $1,760,000 plus administrative fees, arbitrators' compensation and interest was awarded to Southern Wood Services due to the Company's breach of a purchase contract. As a result, the Company accrued $1,844,000 at December 31, 2001 in connection with this ruling. On June 18, 2002 the Company entered into a settlement agreement with Southern Wood Services whereby the Company agreed to pay $1,590,000 payable in 53 equal monthly payments of $30,000, commencing with the date of the settlement agreement, and the remainder of the 2001 accrual was reversed in 2002. As of December 31, 2002, 46 monthly payments remain to be made, and are accrued for in Other liabilities and Other non-current liabilities in the Company's balance sheet.

     On April 15, 2002, the Company filed a Complaint, entitled Integrated Technical Services, Inc. v Pennsylvania Department of Environmental Protection, Board of Claims, Commonwealth of Pennsylvania, Civil Action No. 3484, seeking $7.5 million in a contract claim arising from the Quakertown foundry site clean-up. This litigation was assumed as part of the Clean Earth sale. The PADEP has offered approximately $980,000 retroactive to September 7, 2001 to settle this claim (see note 4). The Company rejected this offer and is proceeding with discovery. Trial is currently scheduled for November 2003.

     A dispute has arisen between the Company and the purchaser of Clean Earth regarding the final audited closing date balance sheet as the purchaser and Clean Earth have sought an adjustment to the purchase price in the amount of approximately $4,000,000 due to audit adjustments to the closing balance sheet (see note 2). The Company filed litigation against the purchaser and Clean Earth on January 2, 2003, in a case entitled U.S. Plastic Lumber Corp. v. CEI Holding Corporation and Clean Earth, Inc., in the United States District Court for the District of Delaware, Civil Action No. 03-0001, alleging that the audit process had been subverted through fraud as it related to certain adjustments to the closing balance sheet claimed by the purchaser and Clean Earth. If the Company is unsuccessful in its litigation, the purchase price received at the closing of the Clean Earth sale could be reduced by up to $4,000,000, including the loss of the $1,000,000 in cash escrow, a reduction of the principal amount of the $3.5 million Promissory Note or reimbursement in the form of cash to Clean Earth equal to the amount of the adjustment in the purchase price.

     On January 31, 2003, Zimmer Lucas Partners filed a demand for Arbitration pursuant to a Stock purchase Agreement dated July 3, 2001 arising from their purchase of shares of stock from the Company in a private placement (see note
10). The arbitration action seeks rescission of the purchase agreement and return of $1,000,000 due to the Company's failure to register these shares. The Company intends to aggressively defend this matter as it was not eligible to file an S-3 registration statement in 2001 or 2002 due to outstanding defaults on its credit facilities and the pending sale of Clean Earth. The Company may be liable for penalty damages since it was not able to register these shares in a timely fashion, and the Company has accrued for these damages. The penalty under the Agreement was equal to 1.5% per month for each month the shares were not registered commencing with 60 days subsequent to the closing date. All of the shares of Zimmer Lucas have been saleable since July 3, 2002 under Rule 144 of the Securities and Exchange Act of 1933.

     From time to time, the Company is involved as plaintiff or defendant in various other legal proceedings arising in the usual course of business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the resolution of these legal actions should not have a material effect on the financial position, results of operations or liquidity of the Company.

LOSS CONTINGENCIES

     Loss contingencies are recorded and recognized by accruing a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

16.  DERIVATIVES

     As part of its overall interest rate risk management activities, the Company utilized interest rate related derivatives during 2001 to manage its exposure to various types of interest rate risks. The Company does not speculate using derivative instruments. The Company's risk management policies emphasized the management of interest rate risk within acceptable guidelines. The Company's objective in maintaining these policies was to limit volatility arising from changes in interest rates. Risks to be managed were primarily cash flow risks. Utilization of derivative financial instruments provides a valuable tool to assist in the management of these risks.

     The Company is exposed to interest rate cash flow risk due to loans under its various credit facilities whose interest payments are based on floating rate indices. The Company continually monitors changes in these exposures and their impact on its risk management activities. The Company had entered into interest rate swap agreements under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amounts. The financial institutions that were party to these interest rate swap agreements were two of the banks which provided loans under the Company's Original Senior Credit Facility (see note 8) in 2001 and 2002. These agreements allowed the Company to offset the variability of floating rate loan interest with the variable interest payments due on the interest rate swaps. The Company assessed the effectiveness of these hedges by comparing the timing, frequency, and magnitude of changes in its interest rate to that of the interest rate referenced in the swap agreements, and no portion of the hedging instruments' gain or loss was excluded from the assessment of hedge effectiveness. During 2001 no gain or loss was recognized as a result of any ineffectiveness of the cash flow hedging instruments.

     The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $454,000 in accumulated other comprehensive income to recognize at fair value two interest-rate swap derivatives that are designated as a cash-flow hedging instruments. As of September 30, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive loss was $1,124,000. In December of 2001 the Company received notice from the banks that they were exercising their rights to terminate the interest rate swap agreements due to the Company's failure to comply with the terms of the Original Senior Credit Facility. In accordance with the termination notice, the banks demanded compensation for their costs of liquidating their corresponding derivative obligations in the amount of $1,080,000. The Company accrued this amount as interest expense in 2001 and reversed the amounts included in other comprehensive loss in connection with the fair value of the interest rate swap derivatives. As a result of the termination of the interest swap agreements in 2001, comprehensive income for the twelve months ended December 31, 2001 was equal to the net income/loss amounts presented in the Company's statements of operations. The $1,080,000 was paid in 2002 using a portion of the proceeds from the sale of Clean Earth.

     The Company did not enter into any interest rate swap agreements or any other derivatives during 2002, and did not engage in any hedging activities.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

17.  CHANGES IN VALUATION ACCOUNTS

                                     BALANCE AT   CHARGES TO     CHARGED TO                     BALANCE AT
                                     BEGINNING    COSTS AND        OTHER                          END OF
DESCRIPTION                          OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS(1)     PERIOD
-----------                          ----------   ----------   --------------   -------------   ----------
                                                                (IN THOUSANDS)
AT DECEMBER 31, 2002:
Allowance for Doubtful Accounts
  Receivable(2)....................   $ 3,360      $   500             17          $  152         $3,725
Note receivable from purchaser of
  Clean Earth......................        --           --          3,000 (4)          --          3,000
Allowance for Doubtful Accounts
  Receivable -- discontinued
  operating segment(3).............     1,811          113         (1,026)(4)         898             --
Deferred Tax Asset Valuation
  Allowance........................    18,753        5,307             --              --         24,060
AT DECEMBER 31, 2001:
Allowance for Doubtful Accounts
  Receivable.......................   $ 1,094      $ 3,335             --          $1,069         $3,360
Allowance for Doubtful Accounts
  Receivable  -- discontinued
  operating segment(3).............     1,281          905             --             375          1,811
Deferred Tax Asset Valuation
  Allowance........................     4,269       14,484             --              --         18,753
AT DECEMBER 31, 2000:
Allowance for Doubtful Accounts
  Receivable.......................   $   374      $ 1,225             --          $  505         $1,094
Allowance for Doubtful Accounts
  Receivable  -- discontinued
  operating segment(3).............       766          541             --              26          1,281
Deferred Tax Asset Valuation
  Allowance........................        --        4,269             --              --          4,269

---------------

(1) Charge-off of accounts receivable

(2) $17,000 recovered in 2002 from accounts previously written off

(3) Operating segment disposed of September 9, 2002

(4) Valuation allowance reflected in loss on sale of discontinued operations

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001, restated to reflect the environmental recycling and remediation business as a discontinued operation due to its disposal in September 2002:

                                                              FISCAL QUARTER
                                            --------------------------------------------------
                                             FIRST    SECOND     THIRD      FOURTH     TOTAL
                                            -------   -------   --------   --------   --------
                                                 $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
2002
Sales, net................................  $14,204   $14,924   $ 10,646   $  9,210   $ 48,984
Gross profit (loss).......................    3,157     2,888       (382)    (1,022)     4,641
Loss from continuing operations...........   (3,294)   (4,094)    (7,496)    (1,483)   (16,367)
Net loss..................................   (2,810)   (3,675)    (2,939)    (6,420)   (15,844)
Net loss per common share --
Basic and diluted:
  Loss from continuing operations.........  $ (0.08)  $ (0.09)  $  (0.15)  $  (0.02)  $  (0.33)
  Net loss................................  $ (0.07)  $ (0.08)  $  (0.06)  $  (0.10)  $  (0.32)
2001
Sales, net................................  $15,657   $16,553   $ 15,323   $ 10,297   $ 57,830
Gross profit..............................      733     2,590      1,488        323      5,134
Loss from continuing operations...........   (4,667)   (3,874)   (18,900)   (11,065)   (38,506)
Net (loss) income.........................   (4,972)       71    (16,428)   (26,834)   (48,163)
Net loss per common share --
Basic and diluted:
  Loss from continuing operations.........  $ (0.15)  $ (0.12)  $  (0.50)  $  (0.29)  $  (1.08)
  Net loss................................  $ (0.16)  $ (0.00)  $  (0.44)  $  (0.69)  $  (1.34)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 24, 2002 the Company notified its principal accountants, KPMG LLP, that it was terminating their engagement as principal accountants and engaging BDO Seidman, LLP as its new principal accountants. The termination of KPMG LLP and the engagement of BDO Seidman, LLP were both recommended by the Company's Audit Committee and approved by the Company's Board of Directors. The reports of KPMG LLP on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

     KPMG LLP's report on the consolidated financial statements of U.S. Plastic Lumber Corp. and subsidiaries as of and for the years ended December 31, 2001 and 2000 contained a separate paragraph stating that "the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and a working capital deficit of approximately $61.0 million and $60.5 million respectively and has not made its scheduled principal and interest payments on its Senior Credit Facility. The Company's failure to make its principal and interest payments constitutes an event of default that permits the lenders under the Senior Credit Facility to accelerate their maturity. The Company currently does not have the financial resources to repay its debt obligations as they become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     In connection with its audits of the two fiscal years ended December 31, 2001, and the subsequent interim period through April 24, 2002, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The Company engaged the firm of BDO Seidman, LLP as its new independent principal accountants to audit the Company's financial statements for the 2002 fiscal year.

     During the two most recent fiscal years and the subsequent interim period prior to April 24, 2002, the Company, or anybody on its behalf, did not consult the newly engaged accountants regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting which will be filed with the SEC within 120 days of the Company's fiscal year end.

     The information contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" relating to the 2003 Annual Meeting is incorporated herein by reference.

     Information regarding the officers of the Company can be found in ITEM 1, DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The Company does not have any equity compensation plans, other than the Employee Stock Option plan previously approved by our stockholders. The following table details information regarding the company's existing equity compensation plans as of December 31, 2002:

                                                                                        (C)
                                                                                     NUMBER OF
                                                                                    SECURITIES
                                                                                     REMAINING
                                         (A)                                       AVAILABLE FOR
                                      NUMBER OF                                   FUTURE ISSUANCE
                                    SECURITIES TO               (B)                UNDER EQUITY
                                    BE ISSUED UPON        WEIGHTED-AVERAGE         COMPENSATION
                                     EXERCISE OF         EXERCISE PRICE OF        PLANS EXCLUDING
                                 OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                    WARRANTS AND RIGHTS    WARRANTS AND RIGHTS        IN COLUMN(A))
-------------                    --------------------   --------------------   ---------------------
Equity compensation plans
  approved by security
  holders......................       2,577,500                $2.69                  280,000
Equity compensation plans not
  approved by security
  holders......................       3,160,795                $2.86                        0
Total..........................       5,738,295                                       280,000

     Securities to be issued under equity compensation plans not approved by shareholders pertain to Warrants issued to third parties in exchange for services rendered to the Company.

     The Company has adopted a written code of ethics that applies to all of the company's employees, including all principal executive officers, as well as the company's directors. The Company has attached a copy of its current Code of Conduct to this Form 10K as an exhibit hereto.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the caption "Executive Compensation" relating to the 2003 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting which will be filed with the SEC within 120 days after the Company's fiscal year-end.

ITEM 13.  CERTAIN TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Certain Transactions" relating to the 2003 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of the Company's Disclosure Controls and Internal
Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines respecting disclosure controls and the establishment of a disclosure control committee made up of senior management.

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

     In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
 2.1     Agreement and Plan of Reorganization between Educational
         Storybooks International, Inc. and Earth Care Global
         Holdings, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File
         No. 333-22949) filed with the SEC on March 7, 1997)
 2.2     Amended and Restated Purchase Agreement among CEI Holding
         Corporation, CEI Acquisition Corp., Clean Earth, Inc. and
         U.S. Plastic Lumber Corp. dated as of June 14, 2002. USPL
         will furnish to the SEC a copy of any omitted schedule upon request. (Incorporated by reference from Exhibit 2.1 to the
         Company's Form 8-K filed with the SEC on September 24, 2002)
 3.1     Restated Articles of Incorporation of U.S. Plastic Lumber
         Corp. (Incorporated by reference from Exhibit 3.1 to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on March 7, 1997)
 3.2     Amended and Restated Bylaws (Incorporated by reference from
         Exhibit 3.7 to the Company's Form 10-K for the year ended
         December 31, 2000 filed with the SEC on April 3, 2001)
 3.3     Articles of Incorporation of Educational Resources, Inc.,
         the predecessor of the Company (Incorporated by reference
         from Exhibit 3.4 to the Company's Registration Statement on
         Form SB-2 (File No. 333-22949) filed with the SEC on March
         7, 1997)
 3.4     Plan and Articles of Merger of Educational Resources, Inc.
         into Earth Care Global Holdings, Inc. (Incorporated by
         reference from Exhibit 3.5 to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on March 7, 1997)
 3.5     Certificate of Amendment to the Certificate of Designation
         of Preferences, Rights and Limitations of Series D Preferred
         Stock. (Incorporated by reference from Exhibit 4.1 to the
         Company's Current Report on Form 8-K filed with the SEC on
         June 22, 2001)
 3.6     Certificate of Amendment to the Certificate of Designation
         of Preferences, Rights and Limitations of Series E Preferred
         Stock (Incorporated by reference from Exhibit 3.6 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 2001 filed with the SEC on April 1, 2002)
 4.1     5% Convertible Debenture issued to Halifax Fund, L.P.
         (Incorporated by reference from Exhibit 4.1 to the Company's
         Registration Statement on Form S-3 filed with the SEC on
         March 10, 2000 (File No. 333-32148))
 4.2     Common Stock Purchase Warrant issued to Halifax Fund, L.P.
         dated February 2, 2000 (Incorporated by reference from
         Exhibit 4.2 to the Company's Registration Statement on Form
         S-3 filed with the SEC on March 10, 2000 (File No.
         333-32148))
 4.3     Form of the 11.5% Convertible Debenture issued to Stout
         Partnership (Incorporated by reference as exhibit 4.3 on the
         Company's Form 10-K/A for the year ended December 31, 2000 filed with the SEC on January 18, 2002)
10.1     Jeanell Sales Corp. Acquisition Agreement (Incorporated by
         reference from Exhibit 10.1 to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on March 7, 1997)
10.2     Duratech Acquisition Agreement (Incorporated by reference
         from Exhibit 10.2 to the Company's Registration Statement on
         Form SB-2 (File No. 333-22949) filed with the SEC on March
         7, 1997)
10.3     Clean Earth Acquisition Agreement (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on
         Form SB-2 (File No. 333-22949) filed with the SEC on March
         7, 1997)
10.4     RPI Acquisition Agreement (Incorporated by reference from
         Exhibit 10.4 to the Company's Registration Statement on Form
         SB-2 (File No. 333-22949) filed with the SEC on March 7,
         1997)

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
10.5     ARDT Acquisition Agreement (Incorporated by reference from
         Exhibit 10.5 to the Company's Registration Statement on Form
         SB-2 (File No. 333-22949) filed with the SEC on March 7,
         1997)
10.6     Rutgers Licensing Agreement (Incorporated by reference from
         Exhibit 10.9 to the Company's Registration Statement on Form
         SB-2 (File No. 333-22949) filed with the SEC on March 7,
         1997)
10.7     ESP Acquisition Agreement (Incorporated by reference from
         Exhibit 10.10 of Amendment One to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on August 26, 1997)
10.8     ITS Acquisition Agreement (Incorporated by reference from
         Exhibit 10.11 of Amendment One to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on August 26, 1997)
10.9     EPC Acquisition Agreement (Incorporated by reference from
         Exhibit 10.12 of Amendment One to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on August 26, 1997)
10.10    IIC/USPL Joint Venture Agreement (Incorporated by reference from Exhibit 10.13 of Amendment One to the Company's
         Registration Statement on Form SB-2 (File No. 333-22949)
         filed with the SEC on August 26, 1997)
10.11    S D & G License and Operating Agreement (Incorporated by
         reference from Exhibit 10.14 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
10.12    Ground Lease Agreement (Carteret Biocycle) (Incorporated by
         reference from Exhibit 10.15 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
10.13    Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by
         reference from Exhibit 10.19 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
10.14    Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated
         by reference from Exhibit 10.20 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
10.15    Lease Agreement (Consol. Realty/EPC) (Incorporated by
         reference from Exhibit 10.21 of Amendment One to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on August 26, 1997)
10.16    Lease Agreement (Earth Care Products of Tennessee)
         (Incorporated by reference from Exhibit 10.23 of Amendment
         Two to the Company's Registration Statement on Form SB-2
         (File No. 333-22949) filed with the SEC on January 9, 1998)
10.17    WCI Acquisition Agreement (Incorporated by reference from
         Exhibit 10.24 of Amendment Two to the Company's Registration
         Statement on Form SB-2 (File No. 333-22949) filed with the
         SEC on January 9, 1998)
10.18    CTI Securities Purchase Agreement (Incorporated by reference from Exhibit 10.25 of Amendment Two to the Company's
         Registration Statement on Form SB-2 (File No. 333-22949)
         filed with the SEC on January 9, 1998)
10.19    Employment Agreement -- Steven Sands (Incorporated by
         reference from Exhibit 10.26 of Amendment Two to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on January 9, 1998)
10.20    ICC/USPL Joint Venture Agreement II (Incorporated by
         reference from Exhibit 10.28 of Amendment Two to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on January 9, 1998)
10.21    PNC Bank of Delaware -- Promissory Note (Incorporated by
         reference from Exhibit 10.22 of Amendment Two to the
         Company's Registration Statement on Form SB-2 (File No.
         333-22949) filed with the SEC on January 9, 1998)

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
10.22    Eaglebrook Plastics, Inc. Stock Purchase Agreement
         (Incorporated by reference from Exhibit 10.1 to the
         Company's Form 8-K filed with the SEC on February 10, 1999)
10.23    Eaglebrook Plastics, Inc. Stock Purchase Agreement
         (Incorporated by reference from Exhibit 10.2 to the
         Company's Form 8-K filed with the SEC on February 10, 1999)
10.24    Coast Business Credit Loan and Security Agreement; Amendment
         to Loan and Security Agreement; Second Amendment to Loan and
         Security Agreement; Third Amendment to Loan and Security
         Agreement; and Fourth Amendment to Loan and Security
         Agreement (Incorporated by reference from Exhibit 10.33 to the Company's Form 10KSB filed with the SEC on March 30,
         1999)
10.25    Convertible Debenture Purchase Agreement dated December 22,
         1998 (Incorporated by reference from Exhibit 10.34 to the
         Company's Form 10KSB filed with the SEC on March 30, 1999)
10.26    Convertible Debenture Purchase Agreement dated January 26,
         1999 (Incorporated by reference from Exhibit 10.35 to the
         Company's Form 10KSB filed with the SEC on March 30, 1999)
10.27    1999 Non-Employee Director Stock Option Plan (Incorporated
         by reference from Exhibit 10.37 to the Company's Form 10KSB filed with the SEC on March 30, 1999)
10.28    Amended and Restated 1999 Employee Stock Option Plan
         (Incorporated by reference from Exhibit 10.38 to the
         Company's Form 10KSB filed with the SEC on March 30, 2000)
10.29    Employment Agreement of Bruce C. Rosetto (Incorporated by
         reference from Exhibit 10.39 to the Company's Form 10KSB
         filed with the SEC on March 30, 2000)
10.30    Employment Agreement of Michael D. Schmidt (Incorporated by
         reference from Exhibit 10.40 to the Company's Form 10KSB
         filed with the SEC on March 30, 2000)
10.31    Employment Agreement of John W. Poling (Incorporated by
         reference from Exhibit 10.41 to the Company's Form 10KSB
         filed with the SEC on March 30, 2000)
10.32    Employment Agreement of Mark S. Alsentzer (Incorporated by
         reference from Exhibit 10.42 to the Company's Form 10KSB
         filed with the SEC on March 30, 2000)
10.33    Private Placement Stock Purchase Agreement dated August 20,
         1999 (Incorporated by reference from Exhibit 10.43 to the
         Company's Form 10KSB filed with the SEC on March 30, 2000)
10.34    Asset Purchase Agreement -- Baron Enterprises, Inc.
         (Incorporated by reference from Exhibit 10.44 to the
         Company's Form 10-Q filed with the SEC on May 16, 2000)
10.35    Master Security Agreement with GE Capital Corporation
         (Incorporated by reference from Exhibit 10.45 to the
         Company's Form 10-Q filed with the SEC on May 16, 2000)
10.36    Credit Agreement with Bank of America dated as of June 30,
         2000 (Incorporated by reference from Exhibit 10.46 to the
         Company's Form 10-Q filed with the SEC on August 14, 2000)
10.37    Waiver and First Amendment to the Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.47 to the Company's Form 10-Q filed with the SEC on November 14,
         2000)
10.38    Convertible Debenture Purchase Agreement by and between the
         Company and Halifax Fund, L.P. dated February 2, 2000
         (Incorporated by reference from Exhibit 99.1 to the
         Company's Registration Statement on Form S-3 filed with the
         SEC on March 10, 2000 (File No. 333-32148))
10.39    Registration Rights Agreement by and between the Company and
         Halifax Fund, L.P. dated February 2, 2000 (Incorporated by reference from Exhibit 99.2 to the Company's Registration
         Statement on Form S-3 filed with the SEC on March 10, 2000
         (File No. 333-32148))
10.40    Common Stock Purchase Agreement with Fusion Capital Fund II,
         LLC (Incorporated by reference from Exhibit 10.50 to the
         Company's Form 10-K for the year ended December 31, 2000
         filed with the SEC on April 3, 2001)
10.41    Waiver and Second Amendment to the Credit Agreement with
         Bank of America (Incorporated by reference from Exhibit
         10.51 to the Company's Form 10-K for the year ended December
         31, 2000 filed with the SEC on April 3, 2001)

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
10.42    Amendments to the Master Security Agreement with GE Capital
         Corporation (Incorporated by reference from Exhibit 10.52 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)
10.43    Form of the Letter Agreement by and between the Company and
         Stout Partnership, dated November 13, 2000 (Incorporated by reference as exhibit 4.3 on the Company's Form 10-K/A for
         the year ended December 31, 2000 filed with the SEC on
         January 18, 2002)
10.44    Form of the Convertible Debenture Purchase Agreement by and
         between the Company and Stout Partnership, dated December 1,
         2000 (Incorporated by reference as exhibit 4.3 on the
         Company's Form 10-K/A for the year ended December 31, 2000 filed with the SEC on January 18, 2002)
10.45    Form of the Amendment to the Convertible Debenture Purchase
         Agreement by and between the Company and Stout Partnership, dated March 15, 2001 (Incorporated by reference as exhibit
         4.3 on the Company's Form 10-K/A for the year ended December
         31, 2000 filed with the SEC on January 18, 2002)
10.46    Form of the Amendment to the Convertible Debenture Purchase
         Agreement by and between the Company and Stout Partnership, dated November, 2001 (Incorporated by reference as exhibit
         4.3 on the Company's Form 10-K/A for the year ended December
         31, 2000 filed with the SEC on January 18, 2002)
10.47    Purchase Agreement entered into as of December 29, 2001
         among New CEI Inc., a Delaware corporation and Clean Earth,
         Inc., a Delaware corporation and U.S. Plastic Lumber Corp.,
         (Incorporated by reference as exhibit 10.2 on the Company's
         Form 8-K filed with the SEC on January 25, 2002)
10.48    Amendment to Purchase Agreement dated as of February 12,
         2002 among New CEI Inc., a Delaware corporation and Clean
         Earth, Inc., a Delaware corporation and U.S. Plastic Lumber
         Corp., (Incorporated by reference as exhibit to the
         Company's Definitive proxy statement filed with the SEC on
         February 15, 2002)
10.49    Forbearance and modification agreement entered into as of
         the 28th day of February, 2002 by and among General Electric
         Capital Corporation, ("GE CAPITAL"), the other LENDERS, U.S.
         Plastic Lumber Ltd., Eaglebrook, Inc. and U.S. Plastic
         Lumber, Corp. (Incorporated by reference as exhibit 10.2 on the Company's Form 8-K filed with the SEC on March 19, 2002)
10.50    Forbearance Agreement to Credit Agreement effective as of
         November 14, 2002 between the BANKS and U.S. Plastic Lumber,
         Corp. (Incorporated by reference as exhibit 10.1 on the
         Company's Form 8-K filed with the SEC on January 25, 2002)
10.51    Supplemental Forbearance Agreement among U.S. Plastic Lumber
         Corp., Bank of America, N.A., LaSalle Bank National
         Association and Union Planters Bank, dated as of April 12,
         2002. (Incorporated by reference as Exhibit 10.1 on the
         Company's Form 8-K filed with the SEC on April 23, 2002)
10.52    A letter from KPMG LLP regarding the Company's termination of their engagement as its principal independent accountant.
         (Incorporated by reference as Exhibit 16 on the Company's
         Form 8-K filed with the SEC on April 29, 2002)
10.53    First Amendment to Forbearance and Modification Agreement by
         and among U.S. Plastic Lumber Corp., U.S. Plastic Lumber
         Ltd., The Eaglebrook Group, Inc., General Electric Capital
         Corporation, The CIT Group/Equipment Financing, Inc., HSBC
         Business Credit (USA), Inc., People's Capital and Leasing
         Corp., Safeco Credit Company, Inc., and Siemens Financial
         Services, Inc. dated as of May 30, 2002. (Incorporated by
         reference as Exhibit 10.1 on the Company's Form 8-K filed
         with the SEC on June 21, 2002)
10.54    Second Supplemental Forbearance Agreement by and among U.S.
         Plastic Lumber Corp., Bank of America, N.A., LaSalle Bank
         National Association and Union Planters Bank National
         Association, dated as of May 31, 2002. (Incorporated by
         reference as Exhibit 10.2 on the Company's Form 8-K filed
         with the SEC on June 21, 2002)

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
10.55    Letter Agreement by and between Halifax Fund, L.P. and U.S.
         Plastic Lumber Corp. dated as of June 5, 2002. (Incorporated by reference as Exhibit 10.3 on the Company's Form 8-K filed with the SEC on June 21, 2002)
10.56    Letter Agreement by and between Halifax Fund, L.P. and U.S.
         Plastic Lumber Corp. dated as of June 7, 2002. (Incorporated by reference as Exhibit 10.4 on the Company's Form 8-K filed with the SEC on June 21, 2002)
10.57    Termination Agreement by and between U.S. Plastic Lumber
         Corp. and Fusion Capital Fund II, LLC dated as of June 4,
         2002. (Incorporated by reference as Exhibit 10.5 on the
         Company's Form 8-K filed with the SEC on June 21, 2002)
10.58    Amended and Restated Purchase Agreement among CEI Holding
         Corporation, CEI Acquisition Corp., Clean Earth, Inc. and
         U.S. Plastic Lumber Corp. dated as of June 14, 2002.
         (Incorporated by reference as Exhibit 10.6 on the Company's
         Form 8-K filed with the SEC on June 21, 2002)
10.59    Commitment Letter from Bank of America, N.A. dated June 14,
         2002. (Incorporated by reference as Exhibit 10.7 on the
         Company's Form 8-K filed with the SEC on June 21, 2002)
10.60    Letter Agreement by and between U.S. Plastic Lumber and
         Stout Partnership dated May 29, 2002. (Incorporated by
         reference as Exhibit 10.8 on the Company's Form 8-K filed
         with the SEC on June 21, 2002)
10.61    Warrant to purchase 250,000 shares of common stock issued to
         Stout Partnership dated December 1, 2000. (Incorporated by reference as Exhibit 10.9 on the Company's Form 8-K filed
         with the SEC on June 21, 2002)
10.62    Warrant to purchase 250,000 shares of common stock issued to
         Stout Partnership dated June 1, 2001. (Incorporated by
         reference as Exhibit 10.10 on the Company's Form 8-K filed with the SEC on June 21, 2002)
10.63    Amendment to Convertible Debenture Purchase Agreement
         between U.S. Plastic Lumber Corp. and Stout Partnership
         dated as of April 4, 2002. (Incorporated by reference as
         Exhibit 10.11 on the Company's Form 8-K filed with the SEC on June 21, 2002)
10.64    Second Amendment to Forbearance and Modification Agreement
         by and among U.S. Plastic Lumber Corp., U.S. Plastic Lumber
         Ltd., The Eaglebrook Group, Inc., General Electric Capital
         Corporation, The CIT Group/Equipment Financing, Inc., HSBC
         Business Credit (USA), Inc., People's Capital and Leasing
         Corp., Safeco Credit Company, Inc., and Siemens Financial
         Services, Inc. dated as of June 14, 2002. (Incorporated by reference as Exhibit 10.1 on the Company's Form 8-K filed
         with the SEC on July 25, 2002)
10.65    Credit Agreement by and among U.S. Plastic Lumber Corp.,
         Bank of America, N.A., Banc of America Strategic Solutions,
         Inc., LaSalle Bank National Association, and Union Planters
         Bank National Association, dated as of September 9, 2002.
         (Incorporated by reference as Exhibit 10.1 on the Company's
         Form 8-K filed with the SEC on September 24, 2002)
10.66    Amended and Restated Security Agreement by and among U.S.
         Plastic Lumber Corp., Bank of America, N.A., U.S. Plastic
         Lumber Ltd., U.S. Plastic Lumber Finance Corporation, The
         Eaglebrook Group, Inc., and U.S. Plastic Lumber IP
         Corporation, dated as of September 9, 2002. (Incorporated by reference as Exhibit 10.2 on the Company's Form 8-K filed
         with the SEC on September 24, 2002)
10.67    Amended and Restated Guaranty executed by U.S. Plastic
         Lumber Ltd., U.S. Plastic Lumber Finance Corporation, The
         Eaglebrook Group, Inc., and U.S. Plastic Lumber IP
         Corporation, dated as of September 9, 2002. (Incorporated by reference as Exhibit 10.3 on the Company's Form 8-K filed
         with the SEC on September 24, 2002)
10.68    Consolidated Amended and Restated Pledge Agreement by and
         among U.S. Plastic Lumber Corp., Bank of America, N.A., U.S.
         Plastic Lumber Ltd., and U.S. Plastic Lumber Finance
         Corporation. dated as of September 9, 2002. (Incorporated by reference as Exhibit 10.4 on the Company's Form 8-K filed
         with the SEC on September 24, 2002)
10.69    Exchange and Repurchase Agreement, dated as of September 24,
         2002, between U.S. Plastic Lumber Corp. and Halifax Fund
         L.P. (Incorporated by reference as Exhibit 10.1 on the
         Company's Form 8-K filed with the SEC on October 3, 2002)

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
10.70    10% Convertible Subordinated Debenture issued by U.S.
         Plastic Lumber Corp. to Halifax Fund L.P. on September 24,
         2002. (Incorporated by reference as Exhibit 10.2 on the
         Company's Form 8-K filed with the SEC on October 3, 2002)
10.71    10% Subordinated Note issued by U.S. Plastic Lumber Corp. to
         Halifax Fund L.P. on September 24, 2002. (Incorporated by
         reference as Exhibit 10.3 on the Company's Form 8-K filed
         with the SEC on October 3, 2002)
10.72    Restated Security Agreement among U.S. Plastic Lumber Corp.,
         U.S. Plastic Lumber Ltd., The Eaglebrook Group, Inc., U.S.
         Plastic Lumber Finance Corporation, U.S. Plastic Lumber IP
         Corporation and Halifax Fund L.P. dated as of September 24,
         2002. (Incorporated by reference as Exhibit 10.4 on the
         Company's Form 8-K filed with the SEC on October 3, 2002)
10.73    Registration Rights Agreement between U.S. Plastic Lumber
         Corp. and Halifax Fund L.P. dated as of September 24, 2002.
         (Incorporated by reference as Exhibit 10.5 on the Company's
         Form 8-K filed with the SEC on October 3, 2002)
10.74    Termination Agreement between U.S. Plastic Lumber Corp. and
         Halifax Fund L.P. dated as of September 24, 2002.
         (Incorporated by reference as Exhibit 10.6 on the Company's
         Form 8-K filed with the SEC on October 3, 2002)
10.75    Waiver and Release Agreement between U.S. Plastic Lumber
         Corp. and Halifax Fund L.P. dated as of September 24, 2002.
         (Incorporated by reference as Exhibit 10.7 on the Company's
         Form 8-K filed with the SEC on October 3, 2002)
10.76    Subsidiary Guarantee executed by U.S. Plastic Lumber Ltd.,
         The Eaglebrook Group, Inc., U.S. Plastic Lumber Finance
         Corporation, U.S. Plastic Lumber IP Corporation dated as of
         September 24, 2002. (Incorporated by reference as Exhibit
         10.8 on the Company's Form 8-K filed with the SEC on October
         3, 2002)
10.77    Amended and Restated Subordination and Intercreditor
         Agreement, dated as of September 9, 2002, between Bank of
         America, N.A. and Halifax Fund L.P. (Incorporated by
         reference as Exhibit 10.9 on the Company's Form 8-K filed
         with the SEC on October 3, 2002)
10.78    Loan and Security Agreement, dated as of December 19, 2002, by and between U.S. Plastic Lumber Ltd. and Guaranty
         Business Credit Corporation. (Incorporated by reference as
         Exhibit 10.1 on the Company's Form 8-K filed with the SEC on
         January 10, 2003)
10.79    Secured Continuing Corporate Guaranty, dated as of December
         19, 2002, executed by U.S. Plastic Lumber Corp.
         (Incorporated by reference as Exhibit 10.2 on the Company's
         Form 8-K filed with the SEC on January 10, 2003)
10.80    Secured Continuing Corporate Guaranty, dated as of December
         19, 2002, executed by U.S. Plastic Lumber Finance
         Corporation. (Incorporated by reference as Exhibit 10.3 on the Company's Form 8-K filed with the SEC on January 10,
         2003)
10.81    Secured Continuing Corporate Guaranty, dated as of December
         19, 2002, executed by U.S. Plastic Lumber IP Corporation.
         (Incorporated by reference as Exhibit 10.4 on the Company's
         Form 8-K filed with the SEC on January 10, 2003)
10.82    Security Agreement, dated as of December 19, 2002, by and
         between U.S. Plastic Lumber Corp. and Guaranty Business
         Credit Corporation. (Incorporated by reference as Exhibit
         10.5 on the Company's Form 8-K filed with the SEC on January
         10, 2003)
10.83    Security Agreement, dated as of December 19, 2002, by and
         between U.S. Plastic Lumber Finance Corporation and Guaranty
         Business Credit Corporation. (Incorporated by reference as
         Exhibit 10.6 on the Company's Form 8-K filed with the SEC on
         January 10, 2003)
10.84    Security Agreement, dated as of December 19, 2002, by and
         between U.S. Plastic Lumber IP Corporation and Guaranty
         Business Credit Corporation. (Incorporated by reference as
         Exhibit 10.7 on the Company's Form 8-K filed with the SEC on
         January 10, 2003)
10.85    Security Agreement (Intellectual Property), dated as of
         December 19, 2002, by and between U.S. Plastic Lumber IP
         Corporation and Guaranty Business Credit Corporation.
         (Incorporated by reference as Exhibit 10.8 on the Company's
         Form 8-K filed with the SEC on January 10, 2003)

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
10.86    Mortgage, Security Agreement, Financing Statement and
         Assignment of Leases and Rents from U.S. Plastic Lumber Ltd.
         to Guaranty Business Credit Corporation, dated as of
         November 26, 2002 and effective as of December 19, 2002.
         (Incorporated by reference as Exhibit 10.9 on the Company's
         Form 8-K filed with the SEC on January 10, 2003)
10.87    Pledge Agreement, dated as of December 19, 2002, by and
         between U.S. Plastic Lumber Corp. and Guaranty Business
         Credit Corporation. (Incorporated by reference as Exhibit
         10.10 on the Company's Form 8-K filed with the SEC on
         January 10, 2003)
10.88    Pledge Agreement, dated as of December 19, 2002, by and
         between U.S. Plastic Lumber Finance Corporation and Guaranty
         Business Credit Corporation. (Incorporated by reference as
         Exhibit 10.11 on the Company's Form 8-K filed with the SEC on January 10, 2003)
10.89    Pledge Agreement, dated as of December 19, 2002, by and
         between U.S. Plastic Lumber Ltd. and Guaranty Business
         Credit Corporation. (Incorporated by reference as Exhibit
         10.12 on the Company's Form 8-K filed with the SEC on
         January 10, 2003)
10.90    Intercreditor and Subordination Agreement, dated as of
         December 19, 2002, by and among U.S. Plastic Lumber Corp.,
         U.S. Plastic Lumber Finance Corporation, U.S. Plastic Lumber
         IP Corporation and Guaranty Business Credit Corporation.
         (Incorporated by reference as Exhibit 10.13 on the Company's
         Form 8-K filed with the SEC on January 10, 2003)
10.91    Subordination and Intercreditor Agreement, dated as of
         November 26, 2002 and effective as of December 19, 2002, by and between Guaranty Business Credit Corporation and Halifax
         Fund, L.P. (Incorporated by reference as Exhibit 10.14 on
         the Company's Form 8-K filed with the SEC on January 10,
         2003)
10.92    Subordination Agreement, dated as of December 19, 2002, by and among Guaranty Business Credit Corporation, General
         Electric Capital Corporation, the CIT Group/Equipment
         Financing, Inc., HSBC Business Credit (USA), Inc., People's
         Capital and Leasing Corp., Safeco Credit Company and Siemens
         Financial Services, Inc. (Incorporated by reference as
         Exhibit 10.15 on the Company's Form 8-K filed with the SEC on January 10, 2003)
10.93    Assignment and Assumption Agreement, dated as of December
         19, 2002, by and between U.S. Plastic Lumber Corp. and
         Quakertown, LLC. (Incorporated by reference as Exhibit 10.16 on the Company's Form 8-K filed with the SEC on January 10,
         2003)
10.94    Notes, dated as of December 19, 2002, issued by Quakertown,
         LLC. (Incorporated by reference as Exhibit 10.17 on the
         Company's Form 8-K filed with the SEC on January 10, 2003)
10.95    Second Amended and Restated Security Agreement, dated as of
         December 19, 2002, by and between Quakertown, LLC and Bank of America, N.A. (Incorporated by reference as Exhibit 10.18 on the Company's Form 8-K filed with the SEC on January 10,
         2003)
10.96    Guaranty, dated as of December 19, 2002, executed by U.S.
         Plastic Lumber Corp. (Incorporated by reference as Exhibit
         10.19 on the Company's Form 8-K filed with the SEC on
         January 10, 2003)
10.97    Membership Interest Pledge Agreement, dated as of December
         19, 2002, by and between U.S. Plastic Lumber Corp. and Bank of America, N.A. (Incorporated by reference as Exhibit 10.20 on the Company's Form 8-K filed with the SEC on January 10,
         2003)
10.98    Amended and Restated Waiver and Modification Agreement,
         dated as of December 19, 2002, by and among General Electric
         Capital Corporation, the CIT Group/Equipment Financing,
         Inc., HSBC Business Credit (USA), Inc., People's Capital and
         Leasing Corp., Safeco Credit Company, Inc., Siemens
         Financial Services, Inc., U.S. Plastic Lumber Ltd., The
         Eaglebrook Group, Inc. and U.S. Plastic Lumber Corp.
         (Incorporated by reference as Exhibit 10.21 on the Company's
         Form 8-K filed with the SEC on January 10, 2003)
10.99    Collateral Assignments of Option to Purchase as Security
         from The Eaglebrook Group, Inc. to General Electric Capital
         Corporation, the CIT Group/Equipment Financing, Inc., HSBC
         Business Credit (USA), Inc., People's Capital and Leasing
         Corp., Safeco Credit Company, Inc. and Siemens Financial
         Services, Inc., dated as of December 19, 2002. (Incorporated by reference as Exhibit 10.22 on the Company's Form 8-K
         filed with the SEC on January 10, 2003)

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
10.100   Indemnity and Undertaking Agreement, dated as of December
         19, 2002, by and among General Electric Capital Corporation, the CIT Group/Equipment Financing, Inc., HSBC Business
         Credit (USA), Inc., People's Capital and Leasing Corp.,
         Safeco Credit Company, Inc., Siemens Financial Services,
         Inc., U.S. Plastic Lumber Ltd. and The Eaglebrook Group,
         Inc. (Incorporated by reference as Exhibit 10.23 on the
         Company's Form 8-K filed with the SEC on January 10, 2003)
10.101   Code of Conduct
11.1     Statement or Computation of Per Share Earnings (Included in
         Summary of Significant Accounting Policies of the
         Consolidated Financial Statements)
21.1     List of Subsidiaries of the Company
23.1     Consent of BDO Seidman, LLP
23.2     Consent of KPMG LLP
99.1     Certification of the Chief Executive Officer
99.2     Certification of the Chief Financial Officer

REPORTS ON FORM 8-K

     On October 3, 2002 the Company filed a Report on Form 8-K to report that the Company had executed an Exchange and Repurchase Agreement with respect to the convertible debentures held by Halifax Fund, L.P.

     On January 7, 2003 the Company filed a Report on Form 8-K to report that the Company had secured a new senior secured credit facility with Guaranty Business Credit Corp. and had terminated its previously existing credit facility with a group of lenders led by Bank of America, N.A.

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

                                        Date: March 31, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK S. ALSENTZER                                                          March 31, 2003
-----------------------------------------------------
Mark S. Alsentzer, Chairman of the Board Chief
Executive Officer and President

/s/ MICHAEL D. SCHMIDT                                                         March 31, 2003
-----------------------------------------------------
Michael D. Schmidt, Chief Financial Officer and Chief
Accounting Officer

/s/ AUGUST C. SCHULTES III                                                     March 31, 2003
-----------------------------------------------------
August C. Schultes III, Director

/s/ GARY J. ZIEGLER                                                            March 31, 2003
-----------------------------------------------------
Gary J. Ziegler, Director

/s/ KENNETH LEUNG                                                              March 31, 2003
-----------------------------------------------------
Kenneth Leung, Director

                                 CERTIFICATION

I, Mark S. Alsentzer, Chief Executive Officer of U.S. Plastic Lumber Corp., certify that:

     1. I have reviewed this annual report on Form 10-K of U.S. Plastic Lumber Corp.,;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ MARK S. ALSENTZER
                                          --------------------------------------
                                                    Mark S. Alsentzer
                                                 Chief Executive Officer

Date: March 31, 2003

                                 CERTIFICATION

I, Michael D. Schmidt, Chief Financial Officer of U.S. Plastic Lumber Corp., certify that:

     1. I have reviewed this annual report on Form 10-K of U.S. Plastic Lumber Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ MICHAEL D. SCHMIDT
                                          --------------------------------------
                                                    Michael D. Schmidt
                                                 Chief Financial Officer

Date: March 31, 2003

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2.3        Agreement and Plan of Reorganization between Educational
              Storybooks International, Inc. and Earth Care Global
              Holdings, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (File
              No. 333-22949) filed with the SEC on March 7, 1997)
   2.4        Amended and Restated Purchase Agreement among CEI Holding
              Corporation, CEI Acquisition Corp., Clean Earth, Inc. and
              U.S. Plastic Lumber Corp. dated as of June 14, 2002. USPL
              will furnish to the SEC a copy of any omitted schedule upon request. (Incorporated by reference from Exhibit 2.1 to the
              Company's Form 8-K filed with the SEC on September 24, 2002)
   3.1        Restated Articles of Incorporation of U.S. Plastic Lumber
              Corp. (Incorporated by reference from Exhibit 3.1 to the
              Company's Registration Statement on Form SB-2 (File No. 333-
              22949) filed with the SEC on March 7, 1997)
   3.2        Amended and Restated Bylaws (Incorporated by reference from
              Exhibit 3.7 to the Company's Form 10-K for the year ended
              December 31, 2000 filed with the SEC on April 3, 2001)
   3.3        Articles of Incorporation of Educational Resources, Inc.,
              the predecessor of the Company (Incorporated by reference
              from Exhibit 3.4 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)
   3.4        Plan and Articles of Merger of Educational Resources, Inc.
              into Earth Care Global Holdings, Inc. (Incorporated by
              reference from Exhibit 3.5 to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on March 7, 1997)
   3.5        Certificate of Amendment to the Certificate of Designation
              of Preferences, Rights and Limitations of Series D Preferred
              Stock. (Incorporated by reference from Exhibit 4.1 to the
              Company's Current Report on Form 8-K filed with the SEC on
              June 22, 2001)
   3.6        Certificate of Amendment to the Certificate of Designation
              of Preferences, Rights and Limitations of Series E Preferred
              Stock (Incorporated by reference from Exhibit 3.6 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 2001 filed with the SEC on April 1, 2002)
   4.1        5% Convertible Debenture issued to Halifax Fund, L.P.
              (Incorporated by reference from Exhibit 4.1 to the Company's
              Registration Statement on Form S-3 filed with the SEC on
              March 10, 2000 (File No. 333-32148))
   4.2        Common Stock Purchase Warrant issued to Halifax Fund, L.P.
              dated February 2, 2000 (Incorporated by reference from
              Exhibit 4.2 to the Company's Registration Statement on Form
              S-3 filed with the SEC on March 10, 2000 (File No.
              333-32148))
   4.3        Form of the 11.5% Convertible Debenture issued to Stout
              Partnership (Incorporated by reference as exhibit 4.3 on the
              Company's Form 10-K/A for the year ended December 31, 2000 filed with the SEC on January 18, 2002)
  10.1        Jeanell Sales Corp. Acquisition Agreement (Incorporated by
              reference from Exhibit 10.1 to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on March 7, 1997)
  10.2        Duratech Acquisition Agreement (Incorporated by reference
              from Exhibit 10.2 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)
  10.3        Clean Earth Acquisition Agreement (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on
              Form SB-2 (File No. 333-22949) filed with the SEC on March
              7, 1997)
  10.4        RPI Acquisition Agreement (Incorporated by reference from
              Exhibit 10.4 to the Company's Registration Statement on Form
              SB-2 (File No. 333-22949) filed with the SEC on March 7,
              1997)
  10.5        ARDT Acquisition Agreement (Incorporated by reference from
              Exhibit 10.5 to the Company's Registration Statement on Form
              SB-2 (File No. 333-22949) filed with the SEC on March 7,
              1997)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.6        Rutgers Licensing Agreement (Incorporated by reference from
              Exhibit 10.9 to the Company's Registration Statement on Form
              SB-2 (File No. 333-22949) filed with the SEC on March 7,
              1997)
  10.7        ESP Acquisition Agreement (Incorporated by reference from
              Exhibit 10.10 of Amendment One to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on August 26, 1997)
  10.8        ITS Acquisition Agreement (Incorporated by reference from
              Exhibit 10.11 of Amendment One to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on August 26, 1997)
  10.9        EPC Acquisition Agreement (Incorporated by reference from
              Exhibit 10.12 of Amendment One to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on August 26, 1997)
  10.10       IIC/USPL Joint Venture Agreement (Incorporated by reference from Exhibit 10.13 of Amendment One to the Company's
              Registration Statement on Form SB-2 (File No. 333-22949)
              filed with the SEC on August 26, 1997)
  10.11       S D & G License and Operating Agreement (Incorporated by
              reference from Exhibit 10.14 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.12       Ground Lease Agreement (Carteret Biocycle) (Incorporated by
              reference from Exhibit 10.15 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.13       Lease Agreement (Dalphon Sr./Clean Earth) (Incorporated by
              reference from Exhibit 10.19 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.14       Lease Agreement (Glades Twin Plaza/Earth Care) (Incorporated
              by reference from Exhibit 10.20 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.15       Lease Agreement (Consol. Realty/EPC) (Incorporated by
              reference from Exhibit 10.21 of Amendment One to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on August 26, 1997)
  10.16       Lease Agreement (Earth Care Products of Tennessee)
              (Incorporated by reference from Exhibit 10.23 of Amendment
              Two to the Company's Registration Statement on Form SB-2
              (File No. 333-22949) filed with the SEC on January 9, 1998)
  10.17       WCI Acquisition Agreement (Incorporated by reference from
              Exhibit 10.24 of Amendment Two to the Company's Registration
              Statement on Form SB-2 (File No. 333-22949) filed with the
              SEC on January 9, 1998)
  10.18       CTI Securities Purchase Agreement (Incorporated by reference from Exhibit 10.25 of Amendment Two to the Company's
              Registration Statement on Form SB-2 (File No. 333-22949)
              filed with the SEC on January 9, 1998)
  10.19       Employment Agreement -- Steven Sands (Incorporated by
              reference from Exhibit 10.26 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
  10.20       ICC/USPL Joint Venture Agreement II (Incorporated by
              reference from Exhibit 10.28 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No. 333-
              22949) filed with the SEC on January 9, 1998)
  10.21       PNC Bank of Delaware -- Promissory Note (Incorporated by
              reference from Exhibit 10.22 of Amendment Two to the
              Company's Registration Statement on Form SB-2 (File No.
              333-22949) filed with the SEC on January 9, 1998)
  10.22       Eaglebrook Plastics, Inc. Stock Purchase Agreement
              (Incorporated by reference from Exhibit 10.1 to the
              Company's Form 8-K filed with the SEC on February 10, 1999)
  10.23       Eaglebrook Plastics, Inc. Stock Purchase Agreement
              (Incorporated by reference from Exhibit 10.2 to the
              Company's Form 8-K filed with the SEC on February 10, 1999)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.24       Coast Business Credit Loan and Security Agreement; Amendment
              to Loan and Security Agreement; Second Amendment to Loan and
              Security Agreement; Third Amendment to Loan and Security
              Agreement; and Fourth Amendment to Loan and Security
              Agreement (Incorporated by reference from Exhibit 10.33 to the Company's Form 10KSB filed with the SEC on March 30,
              1999)
  10.25       Convertible Debenture Purchase Agreement dated December 22,
              1998 (Incorporated by reference from Exhibit 10.34 to the
              Company's Form 10KSB filed with the SEC on March 30, 1999)
  10.26       Convertible Debenture Purchase Agreement dated January 26,
              1999 (Incorporated by reference from Exhibit 10.35 to the
              Company's Form 10KSB filed with the SEC on March 30, 1999)
  10.27       1999 Non-Employee Director Stock Option Plan (Incorporated
              by reference from Exhibit 10.37 to the Company's Form 10KSB filed with the SEC on March 30, 1999)
  10.28       Amended and Restated 1999 Employee Stock Option Plan
              (Incorporated by reference from Exhibit 10.38 to the
              Company's Form 10KSB filed with the SEC on March 30, 2000)
  10.29       Employment Agreement of Bruce C. Rosetto (Incorporated by
              reference from Exhibit 10.39 to the Company's Form 10KSB
              filed with the SEC on March 30, 2000)
  10.30       Employment Agreement of Michael D. Schmidt (Incorporated by
              reference from Exhibit 10.40 to the Company's Form 10KSB
              filed with the SEC on March 30, 2000)
  10.31       Employment Agreement of John W. Poling (Incorporated by
              reference from Exhibit 10.41 to the Company's Form 10KSB
              filed with the SEC on March 30, 2000)
  10.32       Employment Agreement of Mark S. Alsentzer (Incorporated by
              reference from Exhibit 10.42 to the Company's Form 10KSB
              filed with the SEC on March 30, 2000)
  10.33       Private Placement Stock Purchase Agreement dated August 20,
              1999 (Incorporated by reference from Exhibit 10.43 to the
              Company's Form 10KSB filed with the SEC on March 30, 2000)
  10.34       Asset Purchase Agreement -- Baron Enterprises, Inc.
              (Incorporated by reference from Exhibit 10.44 to the
              Company's Form 10-Q filed with the SEC on May 16, 2000)
  10.35       Master Security Agreement with GE Capital Corporation
              (Incorporated by reference from Exhibit 10.45 to the
              Company's Form 10-Q filed with the SEC on May 16, 2000)
  10.36       Credit Agreement with Bank of America dated as of June 30,
              2000 (Incorporated by reference from Exhibit 10.46 to the
              Company's Form 10-Q filed with the SEC on August 14, 2000)
  10.37       Waiver and First Amendment to the Credit Agreement with Bank of America (Incorporated by reference from Exhibit 10.47 to the Company's Form 10-Q filed with the SEC on November 14,
              2000)
  10.38       Convertible Debenture Purchase Agreement by and between the
              Company and Halifax Fund, L.P. dated February 2, 2000
              (Incorporated by reference from Exhibit 99.1 to the
              Company's Registration Statement on Form S-3 filed with the
              SEC on March 10, 2000 (File No. 333-32148))
  10.39       Registration Rights Agreement by and between the Company and
              Halifax Fund, L.P. dated February 2, 2000 (Incorporated by reference from Exhibit 99.2 to the Company's Registration
              Statement on Form S-3 filed with the SEC on March 10, 2000
              (File No. 333-32148))
  10.40       Common Stock Purchase Agreement with Fusion Capital Fund II,
              LLC (Incorporated by reference from Exhibit 10.50 to the
              Company's Form 10-K for the year ended December 31, 2000
              filed with the SEC on April 3, 2001)
  10.41       Waiver and Second Amendment to the Credit Agreement with
              Bank of America (Incorporated by reference from Exhibit
              10.51 to the Company's Form 10-K for the year ended December
              31, 2000 filed with the SEC on April 3, 2001)
  10.42       Amendments to the Master Security Agreement with GE Capital
              Corporation (Incorporated by reference from Exhibit 10.52 to the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on April 3, 2001)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.43       Form of the Letter Agreement by and between the Company and
              Stout Partnership, dated November 13, 2000 (Incorporated by reference as exhibit 4.3 on the Company's Form 10-K/A for
              the year ended December 31, 2000 filed with the SEC on
              January 18, 2002)
  10.44       Form of the Convertible Debenture Purchase Agreement by and
              between the Company and Stout Partnership, dated December 1,
              2000 (Incorporated by reference as exhibit 4.3 on the
              Company's Form 10-K/A for the year ended December 31, 2000 filed with the SEC on January 18, 2002)
  10.45       Form of the Amendment to the Convertible Debenture Purchase
              Agreement by and between the Company and Stout Partnership, dated March 15, 2001 (Incorporated by reference as exhibit
              4.3 on the Company's Form 10-K/A for the year ended December
              31, 2000 filed with the SEC on January 18, 2002)
  10.46       Form of the Amendment to the Convertible Debenture Purchase
              Agreement by and between the Company and Stout Partnership, dated November, 2001 (Incorporated by reference as exhibit
              4.3 on the Company's Form 10-K/A for the year ended December
              31, 2000 filed with the SEC on January 18, 2002)
  10.47       Purchase Agreement entered into as of December 29, 2001
              among New CEI Inc., a Delaware corporation and Clean Earth,
              Inc., a Delaware corporation and U.S. Plastic Lumber Corp.,
              (Incorporated by reference as exhibit 10.2 on the Company's
              Form 8-K filed with the SEC on January 25, 2002)
  10.50       Amendment to Purchase Agreement dated as of February 12,
              2002 among New CEI Inc., a Delaware corporation and Clean
              Earth, Inc., a Delaware corporation and U.S. Plastic Lumber
              Corp., (Incorporated by reference as exhibit to the
              Company's Definitive proxy statement filed with the SEC on
              February 15, 2002)
  10.51       Forbearance and modification agreement entered into as of
              the 28th day of February, 2002 by and among General Electric
              Capital Corporation, ("GE CAPITAL"), the other LENDERS, U.S.
              Plastic Lumber Ltd., Eaglebrook, Inc. and U.S. Plastic
              Lumber, Corp. (Incorporated by reference as exhibit 10.2 on the Company's Form 8-K filed with the SEC on March 19, 2002)
  10.64       Forbearance Agreement to Credit Agreement effective as of
              November 14, 2002 between the BANKS and U.S. Plastic Lumber,
              Corp. (Incorporated by reference as exhibit 10.1 on the
              Company's Form 8-K filed with the SEC on January 25, 2002)
  10.65       Supplemental Forbearance Agreement among U.S. Plastic Lumber
              Corp., Bank of America, N.A., LaSalle Bank National
              Association and Union Planters Bank, dated as of April 12,
              2002. (Incorporated by reference as Exhibit 10.1 on the
              Company's Form 8-K filed with the SEC on April 23, 2002)
  10.66       A letter from KPMG LLP regarding the Company's termination of their engagement as its principal independent accountant.
              (Incorporated by reference as Exhibit 16 on the Company's
              Form 8-K filed with the SEC on April 29, 2002)
  10.67       First Amendment to Forbearance and Modification Agreement by
              and among U.S. Plastic Lumber Corp., U.S. Plastic Lumber
              Ltd., The Eaglebrook Group, Inc., General Electric Capital
              Corporation, The CIT Group/Equipment Financing, Inc., HSBC
              Business Credit (USA), Inc., People's Capital and Leasing
              Corp., Safeco Credit Company, Inc., and Siemens Financial
              Services, Inc. dated as of May 30, 2002. (Incorporated by
              reference as Exhibit 10.1 on the Company's Form 8-K filed
              with the SEC on June 21, 2002)
  10.68       Second Supplemental Forbearance Agreement by and among U.S.
              Plastic Lumber Corp., Bank of America, N.A., LaSalle Bank
              National Association and Union Planters Bank National
              Association, dated as of May 31, 2002. (Incorporated by
              reference as Exhibit 10.2 on the Company's Form 8-K filed
              with the SEC on June 21, 2002)
  10.69       Letter Agreement by and between Halifax Fund, L.P. and U.S.
              Plastic Lumber Corp. dated as of June 5, 2002. (Incorporated by reference as Exhibit 10.3 on the Company's Form 8-K filed with the SEC on June 21, 2002)
  10.70       Letter Agreement by and between Halifax Fund, L.P. and U.S.
              Plastic Lumber Corp. dated as of June 7, 2002. (Incorporated by reference as Exhibit 10.4 on the Company's Form 8-K filed with the SEC on June 21, 2002)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.71       Termination Agreement by and between U.S. Plastic Lumber
              Corp. and Fusion Capital Fund II, LLC dated as of June 4,
              2002. (Incorporated by reference as Exhibit 10.5 on the
              Company's Form 8-K filed with the SEC on June 21, 2002)
  10.72       Amended and Restated Purchase Agreement among CEI Holding
              Corporation, CEI Acquisition Corp., Clean Earth, Inc. and
              U.S. Plastic Lumber Corp. dated as of June 14, 2002.
              (Incorporated by reference as Exhibit 10.6 on the Company's
              Form 8-K filed with the SEC on June 21, 2002)
  10.73       Commitment Letter from Bank of America, N.A. dated June 14,
              2002. (Incorporated by reference as Exhibit 10.7 on the
              Company's Form 8-K filed with the SEC on June 21, 2002)
  10.74       Letter Agreement by and between U.S. Plastic Lumber and
              Stout Partnership dated May 29, 2002. (Incorporated by
              reference as Exhibit 10.8 on the Company's Form 8-K filed
              with the SEC on June 21, 2002)
  10.75       Warrant to purchase 250,000 shares of common stock issued to
              Stout Partnership dated December 1, 2000. (Incorporated by reference as Exhibit 10.9 on the Company's Form 8-K filed
              with the SEC on June 21, 2002)
  10.76       Warrant to purchase 250,000 shares of common stock issued to
              Stout Partnership dated June 1, 2001. (Incorporated by
              reference as Exhibit 10.10 on the Company's Form 8-K filed with the SEC on June 21, 2002)
  10.77       Amendment to Convertible Debenture Purchase Agreement
              between U.S. Plastic Lumber Corp. and Stout Partnership
              dated as of April 4, 2002. (Incorporated by reference as
              Exhibit 10.11 on the Company's Form 8-K filed with the SEC on June 21, 2002)
  10.64       Second Amendment to Forbearance and Modification Agreement
              by and among U.S. Plastic Lumber Corp., U.S. Plastic Lumber
              Ltd., The Eaglebrook Group, Inc., General Electric Capital
              Corporation, The CIT Group/Equipment Financing, Inc., HSBC
              Business Credit (USA), Inc., People's Capital and Leasing
              Corp., Safeco Credit Company, Inc., and Siemens Financial
              Services, Inc. dated as of June 14, 2002. (Incorporated by reference as Exhibit 10.1 on the Company's Form 8-K filed
              with the SEC on July 25, 2002)
  10.65       Credit Agreement by and among U.S. Plastic Lumber Corp.,
              Bank of America, N.A., Banc of America Strategic Solutions,
              Inc., LaSalle Bank National Association, and Union Planters
              Bank National Association, dated as of September 9, 2002.
              (Incorporated by reference as Exhibit 10.1 on the Company's
              Form 8-K filed with the SEC on September 24, 2002)
  10.66       Amended and Restated Security Agreement by and among U.S.
              Plastic Lumber Corp., Bank of America, N.A., U.S. Plastic
              Lumber Ltd., U.S. Plastic Lumber Finance Corporation, The
              Eaglebrook Group, Inc., and U.S. Plastic Lumber IP
              Corporation, dated as of September 9, 2002. (Incorporated by reference as Exhibit 10.2 on the Company's Form 8-K filed
              with the SEC on September 24, 2002)
  10.67       Amended and Restated Guaranty executed by U.S. Plastic
              Lumber Ltd., U.S. Plastic Lumber Finance Corporation, The
              Eaglebrook Group, Inc., and U.S. Plastic Lumber IP
              Corporation, dated as of September 9, 2002. (Incorporated by reference as Exhibit 10.3 on the Company's Form 8-K filed
              with the SEC on September 24, 2002)
  10.68       Consolidated Amended and Restated Pledge Agreement by and
              among U.S. Plastic Lumber Corp., Bank of America, N.A., U.S.
              Plastic Lumber Ltd., and U.S. Plastic Lumber Finance
              Corporation. dated as of September 9, 2002. (Incorporated by reference as Exhibit 10.4 on the Company's Form 8-K filed
              with the SEC on September 24, 2002)
  10.69       Exchange and Repurchase Agreement, dated as of September 24,
              2002, between U.S. Plastic Lumber Corp. and Halifax Fund
              L.P. (Incorporated by reference as Exhibit 10.1 on the
              Company's Form 8-K filed with the SEC on October 3, 2002)
  10.70       10% Convertible Subordinated Debenture issued by U.S.
              Plastic Lumber Corp. to Halifax Fund L.P. on September 24,
              2002. (Incorporated by reference as Exhibit 10.2 on the
              Company's Form 8-K filed with the SEC on October 3, 2002)
  10.71       10% Subordinated Note issued by U.S. Plastic Lumber Corp. to
              Halifax Fund L.P. on September 24, 2002. (Incorporated by
              reference as Exhibit 10.3 on the Company's Form 8-K filed
              with the SEC on October 3, 2002)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.72       Restated Security Agreement among U.S. Plastic Lumber Corp.,
              U.S. Plastic Lumber Ltd., The Eaglebrook Group, Inc., U.S.
              Plastic Lumber Finance Corporation, U.S. Plastic Lumber IP
              Corporation and Halifax Fund L.P. dated as of September 24,
              2002. (Incorporated by reference as Exhibit 10.4 on the
              Company's Form 8-K filed with the SEC on October 3, 2002)
  10.73       Registration Rights Agreement between U.S. Plastic Lumber
              Corp. and Halifax Fund L.P. dated as of September 24, 2002.
              (Incorporated by reference as Exhibit 10.5 on the Company's
              Form 8-K filed with the SEC on October 3, 2002)
  10.74       Termination Agreement between U.S. Plastic Lumber Corp. and
              Halifax Fund L.P. dated as of September 24, 2002.
              (Incorporated by reference as Exhibit 10.6 on the Company's
              Form 8-K filed with the SEC on October 3, 2002)
  10.75       Waiver and Release Agreement between U.S. Plastic Lumber
              Corp. and Halifax Fund L.P. dated as of September 24, 2002.
              (Incorporated by reference as Exhibit 10.7 on the Company's
              Form 8-K filed with the SEC on October 3, 2002)
  10.76       Subsidiary Guarantee executed by U.S. Plastic Lumber Ltd.,
              The Eaglebrook Group, Inc., U.S. Plastic Lumber Finance
              Corporation, U.S. Plastic Lumber IP Corporation dated as of
              September 24, 2002. (Incorporated by reference as Exhibit
              10.8 on the Company's Form 8-K filed with the SEC on October
              3, 2002)
  10.77       Amended and Restated Subordination and Intercreditor
              Agreement, dated as of September 9, 2002, between Bank of
              America, N.A. and Halifax Fund L.P. (Incorporated by
              reference as Exhibit 10.9 on the Company's Form 8-K filed
              with the SEC on October 3, 2002)
  10.78       Loan and Security Agreement, dated as of December 19, 2002, by and between U.S. Plastic Lumber Ltd. and Guaranty
              Business Credit Corporation. (Incorporated by reference as
              Exhibit 10.1 on the Company's Form 8-K filed with the SEC on
              January 10, 2003)
  10.79       Secured Continuing Corporate Guaranty, dated as of December
              19, 2002, executed by U.S. Plastic Lumber Corp.
              (Incorporated by reference as Exhibit 10.2 on the Company's
              Form 8-K filed with the SEC on January 10, 2003)
  10.80       Secured Continuing Corporate Guaranty, dated as of December
              19, 2002, executed by U.S. Plastic Lumber Finance
              Corporation. (Incorporated by reference as Exhibit 10.3 on the Company's Form 8-K filed with the SEC on January 10,
              2003)
  10.81       Secured Continuing Corporate Guaranty, dated as of December
              19, 2002, executed by U.S. Plastic Lumber IP Corporation.
              (Incorporated by reference as Exhibit 10.4 on the Company's
              Form 8-K filed with the SEC on January 10, 2003)
  10.82       Security Agreement, dated as of December 19, 2002, by and
              between U.S. Plastic Lumber Corp. and Guaranty Business
              Credit Corporation. (Incorporated by reference as Exhibit
              10.5 on the Company's Form 8-K filed with the SEC on January
              10, 2003)
  10.83       Security Agreement, dated as of December 19, 2002, by and
              between U.S. Plastic Lumber Finance Corporation and Guaranty
              Business Credit Corporation. (Incorporated by reference as
              Exhibit 10.6 on the Company's Form 8-K filed with the SEC on
              January 10, 2003)
  10.84       Security Agreement, dated as of December 19, 2002, by and
              between U.S. Plastic Lumber IP Corporation and Guaranty
              Business Credit Corporation. (Incorporated by reference as
              Exhibit 10.7 on the Company's Form 8-K filed with the SEC on
              January 10, 2003)
  10.85       Security Agreement (Intellectual Property), dated as of
              December 19, 2002, by and between U.S. Plastic Lumber IP
              Corporation and Guaranty Business Credit Corporation.
              (Incorporated by reference as Exhibit 10.8 on the Company's
              Form 8-K filed with the SEC on January 10, 2003)
  10.86       Mortgage, Security Agreement, Financing Statement and
              Assignment of Leases and Rents from U.S. Plastic Lumber Ltd.
              to Guaranty Business Credit Corporation, dated as of
              November 26, 2002 and effective as of December 19, 2002.
              (Incorporated by reference as Exhibit 10.9 on the Company's
              Form 8-K filed with the SEC on January 10, 2003)
  10.87       Pledge Agreement, dated as of December 19, 2002, by and
              between U.S. Plastic Lumber Corp. and Guaranty Business
              Credit Corporation. (Incorporated by reference as Exhibit
              10.10 on the Company's Form 8-K filed with the SEC on
              January 10, 2003)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.88       Pledge Agreement, dated as of December 19, 2002, by and
              between U.S. Plastic Lumber Finance Corporation and Guaranty
              Business Credit Corporation. (Incorporated by reference as
              Exhibit 10.11 on the Company's Form 8-K filed with the SEC on January 10, 2003)
  10.89       Pledge Agreement, dated as of December 19, 2002, by and
              between U.S. Plastic Lumber Ltd. and Guaranty Business
              Credit Corporation. (Incorporated by reference as Exhibit
              10.12 on the Company's Form 8-K filed with the SEC on
              January 10, 2003)
  10.90       Intercreditor and Subordination Agreement, dated as of
              December 19, 2002, by and among U.S. Plastic Lumber Corp.,
              U.S. Plastic Lumber Finance Corporation, U.S. Plastic Lumber
              IP Corporation and Guaranty Business Credit Corporation.
              (Incorporated by reference as Exhibit 10.13 on the Company's
              Form 8-K filed with the SEC on January 10, 2003)
  10.91       Subordination and Intercreditor Agreement, dated as of
              November 26, 2002 and effective as of December 19, 2002, by and between Guaranty Business Credit Corporation and Halifax
              Fund, L.P. (Incorporated by reference as Exhibit 10.14 on
              the Company's Form 8-K filed with the SEC on January 10,
              2003)
  10.92       Subordination Agreement, dated as of December 19, 2002, by and among Guaranty Business Credit Corporation, General
              Electric Capital Corporation, the CIT Group/Equipment
              Financing, Inc., HSBC Business Credit (USA), Inc., People's
              Capital and Leasing Corp., Safeco Credit Company and Siemens
              Financial Services, Inc. (Incorporated by reference as
              Exhibit 10.15 on the Company's Form 8-K filed with the SEC on January 10, 2003)
  10.93       Assignment and Assumption Agreement, dated as of December
              19, 2002, by and between U.S. Plastic Lumber Corp. and
              Quakertown, LLC. (Incorporated by reference as Exhibit 10.16 on the Company's Form 8-K filed with the SEC on January 10,
              2003)
  10.94       Notes, dated as of December 19, 2002, issued by Quakertown,
              LLC. (Incorporated by reference as Exhibit 10.17 on the
              Company's Form 8-K filed with the SEC on January 10, 2003)
  10.95       Second Amended and Restated Security Agreement, dated as of
              December 19, 2002, by and between Quakertown, LLC and Bank of America, N.A. (Incorporated by reference as Exhibit 10.18 on the Company's Form 8-K filed with the SEC on January 10,
              2003)
  10.96       Guaranty, dated as of December 19, 2002, executed by U.S.
              Plastic Lumber Corp. (Incorporated by reference as Exhibit
              10.19 on the Company's Form 8-K filed with the SEC on
              January 10, 2003)
  10.97       Membership Interest Pledge Agreement, dated as of December
              19, 2002, by and between U.S. Plastic Lumber Corp. and Bank of America, N.A. (Incorporated by reference as Exhibit 10.20 on the Company's Form 8-K filed with the SEC on January 10,
              2003)
  10.98       Amended and Restated Waiver and Modification Agreement,
              dated as of December 19, 2002, by and among General Electric
              Capital Corporation, the CIT Group/Equipment Financing,
              Inc., HSBC Business Credit (USA), Inc., People's Capital and
              Leasing Corp., Safeco Credit Company, Inc., Siemens
              Financial Services, Inc., U.S. Plastic Lumber Ltd., The
              Eaglebrook Group, Inc. and U.S. Plastic Lumber Corp.
              (Incorporated by reference as Exhibit 10.21 on the Company's
              Form 8-K filed with the SEC on January 10, 2003)
  10.99       Collateral Assignments of Option to Purchase as Security
              from The Eaglebrook Group, Inc. to General Electric Capital
              Corporation, the CIT Group/Equipment Financing, Inc., HSBC
              Business Credit (USA), Inc., People's Capital and Leasing
              Corp., Safeco Credit Company, Inc. and Siemens Financial
              Services, Inc., dated as of December 19, 2002. (Incorporated by reference as Exhibit 10.22 on the Company's Form 8-K
              filed with the SEC on January 10, 2003)
  10.100      Indemnity and Undertaking Agreement, dated as of December
              19, 2002, by and among General Electric Capital Corporation, the CIT Group/Equipment Financing, Inc., HSBC Business
              Credit (USA), Inc., People's Capital and Leasing Corp.,
              Safeco Credit Company, Inc., Siemens Financial Services,
              Inc., U.S. Plastic Lumber Ltd. and The Eaglebrook Group,
              Inc. (Incorporated by reference as Exhibit 10.23 on the
              Company's Form 8-K filed with the SEC on January 10, 2003)
  10.101      Code of Conduct

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  11.1        Statement or Computation of Per Share Earnings (Included in
              Note 1 of the Notes to Consolidated Financial Statements)
  21.1        List of Subsidiaries of the Company
  23.1        Consent of BDO Seidman, LLP
  23.2        Consent of KPMG LLP
  99.1        Certification of the Chief Executive Officer
  99.2        Certification of the Chief Financial Officer