Form 10-Q
period 2003-03-31
U S PLASTIC LUMBER CORP
filed 2003-05-15
CIK 1014851

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         Check here whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 YES [ ] NO [X]

         The number of shares outstanding of the registrant's common stock as of April 30, 2003 is 64,429,216 shares.


===============================================================================

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                                                   PAGE
                                                                                                   ----

PART I.  UNAUDITED FINANCIAL INFORMATION
Item 1.  Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2003
  and December 31, 2002 ................................................................             2
Condensed Consolidated Statements of Operations for the
  Three Months Ended March 31, 2003 and 2002 ...........................................             3
Condensed  Consolidated  Statements  of Cash Flows for the Three Months Ended March
31, 2003 and 2002 ......................................................................             4
Notes to Condensed Consolidated Financial Statements ...................................             5
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations ..................................................            10
Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................            13
Item 4. Controls and Procedures ........................................................            13
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings .............................................................            14
Item 2.  Changes in Securities and Use of Proceeds .....................................            14
Item 3.  Defaults Upon Senior Securities ...............................................            14
Item 4.  Submission of Matters to a Vote of Security
  Holders ..............................................................................            14
Item 6.  Exhibits and Reports on Form 8-K ..............................................            14
SIGNATURES .............................................................................            15
Section 302 Certifications .............................................................            16
Section 906 Certifications .............................................................            18


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

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2003 AND DECEMBER 31, 2002
                 DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA


                              ASSETS
                                                                                         UNAUDITED
CURRENT ASSETS                                                                             2003                   2002
                                                                                         ---------             ---------

    Cash and cash equivalents                                                            $      74             $     563
    Accounts receivable, net of allowance for doubtful accounts of $3,636 and
         $3,725, respectively                                                                6,598                 4,908
    Inventories                                                                              6,324                 5,107
    Prepaid insurance                                                                        1,506                 1,945
    Other current assets                                                                       805                   760
                                                                                         ---------             ---------

        Total current assets                                                                15,307                13,283

Property, plant and equipment (net)                                                         56,348                57,048
Assets held for sale                                                                           638                   638
Goodwill (net)                                                                              12,650                12,650
Other intangibles (net)                                                                        521                   529
Other assets                                                                                 1,877                 1,902
                                                                                         ---------             ---------

        Total assets                                                                     $  87,341             $  86,050
                                                                                         =========             =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                     $   8,802             $   8,593
    Notes and capital leases payable, current portion                                       14,777                 6,386
    Accrued expenses                                                                         5,106                 5,878
    Restructuring accrual                                                                       64                    64
    Other current liabilities                                                                1,437                 2,091
                                                                                         ---------             ---------

        Total current liabilities                                                           30,186                23,012

Notes and capital leases payable, net of current portion                                     9,861                13,385
Other liabilities                                                                            4,304                 4,495
Subordinated notes and convertible debentures                                               10,362                10,248
                                                                                         ---------             ---------

        Total liabilities                                                                   54,713                51,140
                                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
    Common stock par value $.0001, authorized 100,000,000 shares;
        issued and outstanding 64,429,216 and 64,427,416 shares, respectively                    6                     6
    Additional paid-in capital                                                             111,924               111,924
    Accumulated deficit                                                                    (79,302)              (77,020)
                                                                                         ---------             ---------

        Total stockholders' equity                                                          32,628                34,910
                                                                                         ---------             ---------

        Total liabilities and stockholders' equity                                       $  87,341             $  86,050
                                                                                         =========             =========


See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)


                                                                                           2003                     2002
                                                                                       ------------             ------------

Sales, net                                                                             $     11,216             $     14,204

Cost of goods sold                                                                           10,526                   11,047
                                                                                       ------------             ------------

     Gross profit                                                                               690                    3,157

Selling, general and administrative expenses                                                  2,474                    3,203
                                                                                       ------------             ------------

     Operating loss                                                                          (1,784)                     (46)

Interest and other income                                                                        87                       66
Interest expense                                                                                586                    3,314
                                                                                       ------------             ------------

     Loss from continuing operations before income taxes                                     (2,283)                  (3,294)

Income tax provision                                                                             --                       --
                                                                                       ------------             ------------

     Loss from continuing operations                                                         (2,283)                  (3,294)

Discontinued Operations:
     Income from operations of discontinued environmental recycling segment                      --                      484

                                                                                       ------------             ------------
     Net loss                                                                                (2,283)                  (2,810)
Preferred stock dividend earned                                                                  --                      177
                                                                                       ------------             ------------

     Net loss attributable to common stockholders                                      $     (2,283)            $     (2,987)
                                                                                       ============             ============

Net loss per common share - Basic:
     Loss from continuing operations                                                   $      (0.04)            $      (0.08)
     Income from discontinued operations                                               $         --             $       0.01
                                                                                       ------------             ------------
     Net loss per common share                                                         $      (0.04)            $      (0.07)
                                                                                       ============             ============

Net loss per common share - Diluted:
     Loss from continuing operations                                                   $      (0.04)            $      (0.08)
     Income from discontinued operations                                               $         --             $       0.01
                                                                                       ------------             ------------
     Net loss per common share                                                         $      (0.04)            $      (0.07)
                                                                                       ============             ============

Weighted average common shares outstanding:
     Basic                                                                               64,428,676               41,028,479
     Diluted                                                                             64,428,676               41,028,479


See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                 DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA
                                  (UNAUDITED)


                                                                                                    2003                2002
                                                                                                   -------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                       $(2,283)          $    (2,810)
                                                                                                   -------           -----------

    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                                  874                   943
         Amortization                                                                                   18                    17
         Income from discontinued operations                                                            --                  (484)
         Amortization of deferred financing costs                                                       30                   863
         Reduction of discounts on convertible subordinated debentures                                  --                   271
         Interest expense paid in kind                                                                 114                    64
         Beneficial conversion feature of convertible subordinated debentures                           --                   250
         (Gain) loss on sale of property, plant & equipment                                            (84)                   --
    Changes in operating assets and liabilities, net of divestitures:
         Accounts receivable                                                                        (1,690)               (4,219)
         Inventories                                                                                (1,217)                  223
         Prepaid expenses and other current assets                                                     394                  (400)
         Other assets                                                                                   10                  (200)
         Accounts payable                                                                              208                 3,072
         Other liabilities                                                                            (844)                   87
         Accrued expenses                                                                             (772)                1,044
                                                                                                   -------           -----------
             Net cash used in operating activities - continuing operations                          (5,242)               (1,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for property and equipment                                                   (273)               (1,094)
    Divestitures of property, plant and equipment                                                      150                    12
                                                                                                   -------           -----------
             Net cash used in investing activities - continuing operations                            (123)               (1,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the sale of common stock, net of issuance costs                                       --                   376
    Net borrowings on lines of credit                                                                4,983                   500
    Payments of notes payable                                                                         (107)                  (66)
                                                                                                   -------           -----------
             Net cash provided by financing activities - continuing operations                       4,876                   810

                                                                                                   -------           -----------
Net change in cash and cash equivalents - continuing operations                                       (489)               (1,551)
Cash from discontinued operations                                                                       --                 1,701
Cash and cash equivalents, beginning of period, including cash of discontinued operations              563                   912
                                                                                                   -------           -----------
Cash and cash equivalents, end of period                                                           $    74           $     1,062
                                                                                                   =======           ===========

Supplemental disclosure of cash flow information - continuing operations:
Cash paid during the period for:
    Interest                                                                                       $   462           $       670
    Income taxes                                                                                   $     9           $         4


Number of shares issued during the period for non-cash transactions:
    Compensation - employees and directors                                                           1,800                 4,400
    Conversion of debenture and preferred stock                                                         --             3,903,494


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

BASIS OF PRESENTATION

         The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC for the year ended December 31, 2002. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts for 2003 have been reclassified to conform to the 2002 presentation.

         The Company completed the sale of its environmental recycling and remediation business on September 9, 2002. The results of operations and statement of cash flows for the three months ended March 31, 2002 presented in this Form 10-Q have been restated to reflect the environmental recycling and remediation business as a discontinued operation.

2.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2003 and beyond will be dependent on its ability to meet the payment obligations under and maintain compliance with the financial covenants in its various debt agreements and provide financing for working capital. The Company's senior secured credit facility with Guaranty Business Credit Corporation (the "GBCC Credit Facility") and its Master Credit Facility equipment term loans both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. The Company did not achieve sufficient EBITDA to meet the financial covenant requirements under the GBCC Credit Facility for each of the first three months of 2003. On May 13, 2003 the GBCC Credit Facility was amended to waive all past covenant violations and to reset the parameters of some of the financial covenants for the remainder of 2003. The amended terms of the GBCC Credit Facility continue to require that financial covenants be measured on a monthly basis beginning in May 2003. In addition, the Company was not in compliance with the EBITDA covenant contained in its Master Credit Facility during the first three months of 2003. As of May 15, 2003 neither GE Capital Corporation nor any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. The Company will be entering into negotiations with the GE Lending Group for a waiver of this covenant violation, however no assurance can be given as to whether or what form this waiver will be obtained. If the Company is unsuccessful in obtaining such a waiver, the GE Lending Group can demand immediate repayment from the Company of the outstanding balance of the Master Credit Facility, which is approximately $11,348,000 as of March 31, 2003. The Company has a history of operating losses and past inability to comply with similar financial covenant requirements. In the absence of a written waiver, any failure to comply with the covenants under the Company's GBCC Credit Facility and Master Credit Facility in 2003 could lead to a demand for immediate repayment of the outstanding balance due under the facility. Such an occurrence would have a material adverse effect upon the Company as it does not have the resources to repay these amounts should they become immediately due without obtaining additional debt and/or equity financing.

         At March 31, 2003 the Company has a working capital deficit and accumulated deficit of $14.9 million and $79.3 million respectively. Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. As a result of the Company's past financial performance, and because substantially all of its assets have been pledged as collateral under its current debt agreements, the Company may not be able to obtain additional external debt and/or equity financing to fund its operations in 2003 and beyond should it become necessary, which raises substantial doubt about the Company's ability to continue as a going concern.

         On May 13, 2003 the Company completed the sale of its cornerboard packaging division to a unit of Illinois Tool Works, Inc. (see note 10). The net proceeds of approximately $8.2 million from this transaction will be used for general corporate purposes and to pay down certain indebtedness. Although there can be no assurances, the Company believes that the proceeds received from the sale transaction, combined with expected cash to be available under the GBCC Credit Facility, will provide sufficient working capital for at least one year.

3.       STOCK BASED COMPENSATION

         The Company has granted stock options to key employees and directors under previously approved stock option plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." There is no stock-based employee compensation cost reflected in net income as no grants were issued during the three months ended March 31, 2003 and substantially all options previously granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                             FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                           -------------------------
IN THOUSANDS                                                2003               2002
                                                           -------           -------

Net loss, as reported                                      $(2,283)          $(2,810)
Net loss attributable to common
   Stockholders, as reported                                (2,283)           (2,987)
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                          45               130
                                                           -------           -------
Pro forma net loss                                         $(2,328)          $(2,940)
Pro forma net loss  attributable  to common                $(2,328)          $(3,117)
   stockholders
Basic and diluted loss per share as
   reported                                                $ (0.04)          $ (0.07)
Basic  and  diluted  loss  per  share - pro forma          $ (0.04)          $ (0.08)

4.       NOTES AND CAPITAL LEASES PAYABLE

         The Company was not in compliance with the financial covenants contained in the GBCC Credit Facility during the first three months of 2003. On May 13, 2003 the GBCC Credit Facility was amended whereby all past covenant violations were waived and the financial covenant terms were adjusted through December of 2003. The terms of the amendment also include an amendment fee of $63,000 to be paid over a twelve month period, consent by the lender for the asset sale described in note 10, a prepayment of $750,000 on the GBCC term loan using a portion of the proceeds from the sale transaction as described in note 10 and additional limitations on the availability of the GBCC revolving credit line. Approximately $8.0 million and $3.2 million was outstanding on the GBCC Credit Facility as of March 31, 2003 and December 31, 2002 respectively. Approximately $649,000 remained available under the facility as of March 31, 2003.

         The Company was not in compliance with the EBITDA covenant contained in its Master Credit Facility during the first three months of 2003. As of May 15, 2003 neither GE Capital Corporation or any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. The Company will be entering into negotiations with the GE Lending Group for a waiver of this covenant violation, however no assurance can be given as to whether or what form this waiver would be obtained. If the Company is unsuccessful in obtaining such a waiver, the GE Lending Group can demand immediate repayment from the Company of the outstanding balance of the Master Credit Facility, which is approximately $11,348,000 as of March 31, 2003. The Company currently does not have the resources to pay this obligation if it becomes currently due. On May 13, 2003 a principal payment of approximately $655,000 was made on the Master
Credit Facility using some of the proceeds from the sale transaction as described in note 10.

         In addition, the facility as currently amended gives the GE Lending Group a first priority lien on the Company's option to purchase the land and buildings in Chicago, Illinois ("the Chicago Property") currently leased by the Company, and required the Company to exercise this purchase option no later than May 1, 2003. This option was not exercised prior to May 1, 2003. As a result, the GE Lending Group currently has the right to exercise this purchase option on its own behalf.

Notes payable and capital leases consist of the following (in thousands):

                                                            MARCH 31, 2003    DECEMBER 31, 2002
                                                            --------------    -----------------

Term loan under the GBCC Credit Facility                       $  2,893           $  3,000
Revolving credit line under the GBCC Credit Facility              5,144                161
Quakertown notes                                                  1,000              1,000
Equipment term loans under the Master Credit Facility            11,348             11,356
Capital lease payable on the Chicago Property                     3,000              3,000
Other notes payable                                               1,253              1,254
                                                               --------           --------
Total notes payable and capital leases                           24,638             19,771
        Less current portion:                                   (14,777)            (6,386)
                                                               --------           --------
                                                               $  9,861           $ 13,385
                                                               ========           ========

5.       SUBORDINATED NOTES AND CONVERTIBLE DEBENTURES

         On September 24, 2002 the Company entered into an Exchange and Repurchase Agreement with Halifax Fund, L.P. ("Halifax") whereby all of the Company's previously existing obligations to Halifax, including but not limited to convertible debentures and related accrued interest, penalties and default charges were exchanged for $2.5 million in cash, a 10% convertible subordinated debenture in the principal amount of $2,831,558 and a 10% subordinated note with a principal amount of $5.6 million. Interest on the subordinated note and convertible subordinated debenture is payable in kind for the first two years of each instrument. During the first three months of 2003 the Company incurred $114,000 of interest expense in kind and the carrying amount of the subordinated notes and convertible debentures increased from $10,248,000 at December 31, 2002 to $10,362,000 at March 31, 2003.

         On May 13, 2003 the Company paid down $300,000 of the convertible subordinated debenture using the proceeds received from the sale transaction described in note 10.

6.       INTANGIBLE ASSETS

         The following table summarizes the carrying value of the Company's amortizable intangible assets as of March 31, 2003 and December 31, 2002:

(Dollar amounts in thousands:)

                                      2003           2002
                                     -----           -----

Patents                              $ 821           $ 811
   Accumulated amortization           (300)           (282)
                                     -----           -----
Carrying amounts, net                $ 521           $ 529
                                     =====           =====

         During the three months ended March 31, 2003, aggregate amortization expense from continuing operations for the Company's intangible assets was approximately $18,000. As of March 31, 2003, estimated aggregate annual amortization expense for the Company's intangible assets are as follows (in thousands):

YEAR ENDING                                        AMOUNTS
-----------                                        ------

2003........................................       $   52
2004........................................           70
2005........................................           70
2006........................................           70
2007........................................           70
2008........................................           70
                                                   -------
                                                   $  402
                                                   =======

7.       COMMITMENTS AND CONTINGENCIES

CHICAGO PURCHASE OPTION

         In January of 1999 the Company acquired Eaglebrook Plastics, Inc. and Eaglebrook Products, Inc. (collectively "Eaglebrook"), a plastic recycling and plastic lumber manufacturing company located in Chicago, IL. In accordance with the terms of the acquisition agreement, the Company entered into a ten year lease on the Chicago Property, which now encompasses approximately 400,000 square feet of manufacturing and office space and is the Company's primary manufacturing location. The Company has an option to purchase the Chicago Property for $3 million at anytime prior to January 28, 2004, at which time the option expires, by providing the property's owner with 60 days notice of the Company's intent to exercise the option. At the date that Eaglebrook was acquired, the then-appraised value of the Chicago Property of approximately $11.6 million was recorded in Property, Plant and Equipment on the Company's balance sheet and the $3 million purchase option was recorded as a capital lease obligation.

         At March 31, 2003 the net book value of the Chicago Property, after giving effect to additional improvements and construction on the leased property undertaken by the Company subsequent to the Eaglebrook acquisition, was approximately $13.6 million. While the Company intends to exercise the purchase option on the Chicago Property prior to the option's expiration date, there can be no assurance that the Company will have access to adequate funds necessary to do so. If the Company does not exercise the purchase option prior to January 1, 2004, the Company may be required to record an impairment charge for the net book value of the land and buildings originally acquired, and adjust the depreciable life of the building improvements to the length of the remaining lease term.

LEGAL PROCEEDINGS

         In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At March 31, 2003, the Company has accrued approximately $282,000 for estimated liabilities related to these matters. While the Company believes this accrual is sufficient to cover the aggregate liability that may be incurred in these matters, there can be no assurances that the accrual will be sufficient.

         On April 15, 2002, the Company filed a Complaint, entitled Integrated Technical Services, Inc. v Pennsylvania Department of Environmental Protection, Board of Claims, Commonwealth of Pennsylvania, Civil Action No. 3484, seeking $7.5 million in a contract claim arising from the Quakertown foundry site clean-up. This litigation was assumed as part of the Clean Earth sale. The PADEP has offered approximately $980,000 retroactive to September 7, 2001 to settle this claim. The Company rejected this offer and is proceeding with discovery. A dispute resolution hearing is currently scheduled for November 2003.

         A dispute has arisen between the Company and the purchaser of Clean Earth regarding the final audited closing date balance sheet as the purchaser and Clean Earth have sought an adjustment to the purchase price in the amount of approximately $4,000,000 due to various closing adjustments to the final audited balance sheet. The Company filed litigation against the purchaser and Clean Earth on January 2, 2003, in a case entitled U.S. Plastic Lumber Corp. v. CEI Holding Corporation and Clean Earth, Inc., in the United States District Court for the District of Delaware, Civil Action No. 03-0001, alleging that the audit process had been subverted through fraud as it related to certain adjustments to the closing balance sheet claimed by the purchaser and Clean Earth. If the Company is unsuccessful in its litigation, the purchase price received at the closing of the Clean Earth sale could be reduced by up to $4,000,000, including the loss of the $1,000,000 in cash escrow, a reduction of the principal amount of the $3.5 million Promissory Note or reimbursement in the form of cash to Clean Earth equal to the amount of the adjustment in the purchase price.

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

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The adoption of SFAS No. 143 did not have an effect on the Company's consolidated results of operation and financial position.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No.145, the criteria in APB No. 30 will now be used to classify those gains and losses. The Company elected early application of the provisions of the Statement related to the rescission of Statement 4 during 2002.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and were adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities, and did not impact the Company's results of operations or financial position.

         In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123 which allow for entities to continue to apply the intrinsic value-based method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation. See note 4, "STOCK-BASED COMPENSATION."

9.       SEGMENT REPORTING

         On September 9, 2002 the Company completed the sale Clean Earth, whose subsidiaries comprised the Company's Environmental recycling division. As a result the Company has determined that it has only one operating segment. This determination is based primarily on the similar nature of the Company's remaining products and production processes utilized.

10.      SUBSEQUENT EVENT

         On May 13, 2003 the Company completed the sale of it's cornerboard packaging business to a unit of Illinois Tool Works, Inc. ("ITW") for a net purchase price of approximately $8.2 million, after giving effect to various purchase price adjustments. This sale transaction was structured as an asset purchase, primarily for accounts receivable, inventory and property, plant and equipment. The proceeds realized in the transaction will be used to pay down certain indebtedness and for general corporate purposes.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2003 and beyond will be dependent on its ability to meet the payment obligations under and maintain compliance with the financial covenants in its various debt agreements and provide financing for working capital. Our senior secured credit facility with Guaranty Business Credit Corporation (the "GBCC Credit Facility") and Master Credit Facility equipment term loans both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. The Company did not achieve sufficient EBITDA to meet the financial covenant requirements under the GBCC Credit Facility for each of the first three months of 2003. On May 13, 2003 the GBCC Credit Facility was amended to waive all past covenant violations and to reset the parameters of some of the financial covenants for the remainder of 2003. The amended terms of the GBCC Credit Facility continue to require that financial covenants be measured on a monthly basis beginning with the month of May 2003. At March 31, 2003 the outstanding balance on the GBCC Credit Facility was approximately $8,037,000 and approximately $649,000 was available under the facility.

         In addition, we were not in compliance with the EBITDA covenant contained in our Master Credit Facility during the first three months of 2003. As of May 15, 2003 neither GE Capital Corporation nor any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. We will be entering into negotiations with the GE Lending Group for a waiver of this covenant violation, however no assurance can be given as to whether or in what form this waiver will be obtained. If we are unsuccessful in obtaining such a waiver, the GE Lending Group can demand immediate repayment from the Company of the outstanding balance of the Master Credit Facility, which is approximately $11,348,000 as of March 31, 2003. We have a history of operating losses and past inability to comply with similar financial covenant requirements. In the absence of a written waiver, any failure to comply with the covenants under our GBCC Credit Facility and Master Credit Facility in 2003 could lead to a demand for immediate repayment of the outstanding balance due under the facility. Such an occurrence would have a material adverse effect upon the Company as we do not have the resources to repay these amounts should they become immediately due without obtaining additional debt and/or equity financing.

         At March 31, 2003 we had a working capital deficit and accumulated deficit of $14.9 million and $79.3 million respectively. Capital requirements relating to the implementation of our business plan have been and will continue to be significant. As a result of our past financial performance, and because substantially all of our assets have been pledged as collateral under our current debt agreements, we may not be able to obtain additional external debt and/or equity financing to fund its operations in 2003 and beyond should it become necessary, which raises substantial doubt about our ability to continue as a going concern.

         On May 13, 2003 we completed the sale of our cornerboard packaging division to a unit of Illinois Tool Works, Inc. (see note 10). The net proceeds of approximately $8.2 million from this transaction will be used for general corporate purposes and to pay down certain indebtedness. Although there can be no assurances, we believe that the proceeds received from the sale transaction, combined with expected available credit under the GBCC Credit Facility, will provide sufficient working capital for at least one year. The principal and interest obligations of our outstanding indebtedness for the remainder of 2003 will be approximately $200,000 per month. Capital expenditures for the remainder of the year are expected to be approximately $500,000.

         Our working capital deficit increased from $9.7 million at December 31, 2002 to $14.9 million at March 31, 2003 as the entire outstanding balance on the Master Credit Facility was reclassified to a current liability due to the financial covenant violation at March 31, 2003. Cash and cash equivalents totaled $74,000 at March 31, 2003, a decrease of $489,000 from the $563,000 at December 31, 2002. Cash used in operating activities from continuing operations amounted to $5,242,000 for the first three months of 2003, as compared to $1,279,000 for the comparable period in 2002. The following table summarizes the different components of cash provided by operating activities from continuing operations for the three months ended March 31, 2003 and 2002.

         Dollar amounts in thousands:

                                                            2003              2002
                                                           -------           -------

Loss from continuing operations                            $(2,283)          $(3,294)
Non-cash charges                                               952             2,408
Increase in accounts receivable                             (1,690)           (4,219)
(Increase) decrease in inventories                          (1,217)              223
Increase in accounts payable                                   208             3,072
Changes in other working capital and other assets           (1,212)              531
                                                           -------           -------
Net cash used in operating activities                      $(5,242)          $(1,279)
                                                           =======           =======

         Non cash charges consist primarily of depreciation expense, amortization of intangibles, deferred financing costs and discounts on convertible debentures, beneficial conversion features of convertible debentures and interest expense paid in kind.

         Cash used in investing activities from continuing operations was $123,000 in the first quarter of 2003, as compared to $1,082,000 in the comparable period of a year ago. The decrease is mainly due to lower capital expenditures in 2003.

         Cash provided by financing activities from continuing operations totaled $4,876,000 for the three months ending March 31, 2003, as compared to $810,000 during the first three months of 2002. The increase is due primarily to additional availability under our revolving line of credit in 2003, which resulted in net borrowings of $4,983,000 in 2003, compared to $500,000 in 2002. During 2002 we received $376,000 in net cash proceeds from a common stock private placement, with no comparable amount in 2003.

         Cash provided by our discontinued environmental recycling and remediation business segment, which we sold on September 9, 2002, amounted to $1,701,000 in the first three months of 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The accounting policies that we have identified as critical to our business operations and to an understanding of our results of operations are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgement in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that the actual results will not differ from those estimates.

         On September 9, 2002 we completed the sale of our Clean Earth subsidiary, thereby exiting the environmental recycling and remediation business. As such, the results of Clean Earth have been accounted for as a discontinued operation for the three months ending March 31, 2002 as presented in this Form 10-Q. In addition, the discussion of our results of operations below is confined to our continuing plastic lumber operations.

INTERIM RESULTS OF CONTINUING OPERATIONS

Comparison of the three months ended March 31, 2003 and 2002

         Net sales in the first quarter of 2003 were $11,216,000, as compared to $14,204,000 in the first quarter of 2002, a decrease of $2,988,000, or 21.0%. The decrease was mainly due to the decline in sales of our building products. Part of this decrease is a result of not having sufficient inventory to meet the demands for our building products during the first three months of 2003, mainly due to cash constraints and slower production rates of our newly formulated decking products. In addition, we implemented a price increase in the first quarter of 2003, which resulted in our distributors deciding not to stock inventory in advance of the spring deck building season as they had in 2002. Building products revenues in the first quarter of 2003 were also negatively impacted by our commitment to accept an additional $250,000 of returns of deck product containing the older formulation from some of our key distributors.

         Gross profit in the first quarter decreased from $3,157,000 in 2002 to $690,000 in 2003, mainly due to significantly lower sales of the decking products. Gross margin, as percentage of net sales, was 6.2% in the first quarter of 2003 as compared to 22.2% in the prior year. Gross margin was also negatively impacted in 2003 by higher raw material prices throughout all our product lines and higher than normal scrap rates during initial production runs of the newly formulated decking products and the under-absorption of fixed manufacturing overhead due to the lower sales volume.

         Selling, general and administrative expenses ("SG&A") from continuing operations decreased by $729,000, or 23%, to $2,474,000 in the first quarter of 2003 as compared to $3,203,000 in the first quarter of 2002, primarily due to the cost reduction initiatives implemented in 2002. These cost saving efforts have resulted in lower marketing, selling and commission expenses, as well as significant reductions in corporate overhead expenses, and were driven mainly by headcount reductions and reduced discretionary spending in the sales and marketing areas. We have also begun to integrate our sales efforts by cross selling our different product lines throughout our sales force.

         The first quarter of 2003 produced an operating loss of $1,784,000, as compared to an operating loss of $46,000 for the same quarter in 2002. The change is due mainly to reduced sales volume and lower gross margins.

         Interest expense from continuing operations in the first quarter of 2003 was $586,000, as compared to $3,314,000 in the first quarter of 2002, a decrease of $2,728,000, or 82%. In addition to the substantially higher debt levels we had in the prior year, interest expense in 2002 was negatively impacted by $1,134,000 in amortization of deferred financing costs and discounts on convertible debentures, recognition of a $250,000 beneficial conversion feature related to the partial conversion of a convertible debenture, and the accrual of $345,000 in penalties for our failure to file a registration statement for our common stock.

SEASONALITY

         Sales of certain plastic lumber products tend to slow significantly in the winter months, as adverse whether conditions negatively impact outdoor building projects in most of the continental United States.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The adoption of SFAS No. 143 did not have an effect on the Company's consolidated results of operation and financial position.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No.145, the criteria in APB No. 30 will now be used to classify those gains and losses. The Company elected early application of the provisions of the Statement related to the rescission of Statement 4 during 2002.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and were adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities, and did not impact the Company's results of operations or financial position.

         In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123 which allow for entities to continue to apply the intrinsic value-based method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation. See note 4, "STOCK-BASED COMPENSATION."

NASDAQ DELISTING NOTICE

         Our common stock currently trades on the Nasdaq SmallCap Market under the trading symbol "USPL." On March 14, 2003, we received a letter from the Staff of Nasdaq SmallCap Market advising us that we have not regained compliance with the minimum $1.00 closing bid price per share requirement. Nasdaq had previously provided the Company with several extensions in order to achieve compliance, the last such extension ending on May 12, 2003. In accordance with the Nasdaq notification, our common stock will be delisted from The Nasdaq SmallCap Market at the opening of business on May 22, 2003. We may appeal the Nasdaq Staff's decision to a Nasdaq Listing Qualifications Panel (the "Panel"), however we have made no decision to date on whether to seek an appeal. No assurance can be given that we will appeal the delisting to the Panel, and if such an appeal is filed no assurance can be given that the appeal would be successful in resulting with our common stock being able to maintain listing on The Nasdaq SmallCap Market.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A discussion of the Company's market risks is contained in Part I Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant developments with respect to exposure to market risk.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At March 31, 2003, the Company has accrued approximately $282,000 for estimated liabilities related to these matters. While the Company believes this accrual is sufficient to cover the aggregate liability that may be incurred in these matters, there can be no assurances that the accrual will be sufficient.

         On April 15, 2002, the Company filed a Complaint, entitled Integrated Technical Services, Inc. v Pennsylvania Department of Environmental Protection, Board of Claims, Commonwealth of Pennsylvania, Civil Action No. 3484, seeking $7.5 million in a contract claim arising from the Quakertown foundry site clean-up. This litigation was assumed as part of the Clean Earth sale. The PADEP has offered approximately $980,000 retroactive to September 7, 2001 to settle this claim (see note 4). The Company rejected this offer and is proceeding with discovery. A dispute resolution hearing is currently scheduled for November 2003.

         A dispute has arisen between the Company and the purchaser of Clean Earth regarding the final audited closing date balance sheet as the purchaser and Clean Earth have sought an adjustment to the purchase price in the amount of approximately $4,000,000 due to various closing adjustments to the final audited balance sheet. The Company filed litigation against the purchaser and Clean Earth on January 2, 2003, in a case entitled U.S. Plastic Lumber Corp. v. CEI Holding Corporation and Clean Earth, Inc., in the United States District Court for the District of Delaware, Civil Action No. 03-0001, alleging that the audit process had been subverted through fraud as it related to certain adjustments to the closing balance sheet claimed by the purchaser and Clean Earth. If the Company is unsuccessful in its litigation, the purchase price received at the closing of the Clean Earth sale could be reduced by up to $4,000,000, including the loss of the $1,000,000 in cash escrow, a reduction of the principal amount of the $3.5 million Promissory Note or reimbursement in the form of cash to Clean Earth equal to the amount of the adjustment in the purchase price.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first three months of 2003 1,800 shares of common stock were issued as annual compensation to the Company's non-employee directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Events of default are discussed in Notes 2 and 4 to the Condensed Unaudited Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 Amendment to Loan and Security Agreement and Limited Waiver of Defaults dated May 13, 2003 between Guaranty Business Credit Corporation and U.S. Plastic Lumber Ltd.

         (b)      Reports on Form 8-K

                           On January 7, 2003 the Company filed a Report on
                  Form 8-K to report that the Company had secured a new senior secured credit facility with Guaranty Business Credit Corp. and had terminated its previously existing credit facility with a group of lenders led by Bank of America, N.A.

                           On April 2, 2003 the Company filed a Report on Form
                  8-K to report the Company's results of operations for the three and twelve months ended December 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2003                        /s/ Michael D. Schmidt
 Date                               -------------------------------------------
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


Date: May 15, 2003


/s/ Mark S. Alsentzer
-------------------------------
Mark S. Alsentzer
Chief Executive Officer

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


Date: May 15, 2003


/s/ Michael D. Schmidt
-----------------------------
Michael D. Schmidt
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                              18 U.S.C. SS. 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


This certification is intended to accompany U.S. Plastic Lumber Corp.'s (the "Company") Quarterly Report on Form 10-Q for the period ended March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), and is given solely for the purpose of satisfying the requirements of 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. To the best of my knowledge, I, Mark S. Alsentzer, hereby certify in my capacity as the Chief Executive Officer of the Company, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                    /s/ Mark S. Alsentzer
                                    -------------------------------------------
                                    Mark S. Alsentzer
                                    Chief Executive Officer


Date: May 15, 2003

                           CERTIFICATION PURSUANT TO
                              18 U.S.C. SS. 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


This certification is intended to accompany U.S. Plastic Lumber Corp.'s (the "Company") Quarterly Report on Form 10-Q for the period ended March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), and is given solely for the purpose of satisfying the requirements of 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. To the best of my knowledge, I, Michael D. Schmidt, hereby certify in my capacity as the Chief Financial Officer of the Company, that:

         (2) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                    /s/ Michael D. Schmidt
                                    -------------------------------------------
                                    Michael D. Schmidt
                                    Chief Financial Officer


Date: May 15, 2003