Form 10-Q
period 2003-06-30
U S PLASTIC LUMBER CORP
filed 2003-08-14
CIK 1014851

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

    The number of shares outstanding of the registrant's common stock as of June 30, 2003 is 64,479,216 shares.

================================================================================

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                       Page
                                                                       ----
PART I.  UNAUDITED FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
  and December 31, 2002............................................      2

Condensed Consolidated Statements of Operations for the
  Three Months Ended June 30, 2003 and 2002 (unaudited)............      3

Condensed Consolidated Statements of Operations for the
  Six Months Ended June 30, 2003 and 2002 (unaudited)..............      4

Condensed  Consolidated  Statements of Cash Flows for the
  Six Months Ended June 30, 2003 and 2002 (unaudited)..............      5

Notes to Condensed Consolidated Financial Statements...............      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................     13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17

Item 4.  Controls and Procedures                                        17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................     17

Item 2.  Changes in Securities and Use of Proceeds.................     18

Item 3.  Defaults Upon Senior Securities...........................     18

Item 4.  Submission of Matters to a Vote of Security Holders.......     18

Item 6.  Exhibits and Reports on Form 8-K..........................     18

SIGNATURES.........................................................     19

Section 302 Certifications                                              20

Section 906 Certifications                                              22




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

                    U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       At June 30, 2003 and December 31, 2002
                   Dollar amounts in thousands except share data




                                                                                     Unaudited
                                                                                        2003             2002
                                                                                     ---------         ---------
                                          ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                        $     105         $     563
    Accounts receivable, net of allowance for doubtful accounts of $3,546 and
        $3,725, respectively                                                             5,534             4,908
    Inventories                                                                          4,936             5,107
    Prepaid insurance                                                                      692             1,945
    Other current assets                                                                 1,110               760
                                                                                     ---------         ---------

       Total current assets                                                             12,377            13,283

Property, plant and equipment (net)                                                     53,362            57,048
Assets held for sale                                                                       638               638
Goodwill (net)                                                                          12,474            12,650
Other intangibles (net)                                                                    507               529
Other assets                                                                             1,270             1,902
                                                                                     ---------         ---------

       Total assets                                                                  $  80,628         $  86,050
                                                                                     =========         =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                 $   6,504         $   8,593
    Notes and capital leases payable, current portion                                   17,527             6,386
    Accrued expenses                                                                     4,270             6,107
    Restructuring accrual                                                                   23                64
    Other current liabilities                                                            1,258             2,091
                                                                                     ---------         ---------

       Total current liabilities                                                        29,582            23,241

Notes and capital leases payable, net of current portion                                 2,253            13,385
Other liabilities                                                                        5,376             6,082
Subordinated notes and convertible debentures                                            8,572             8,432
                                                                                     ---------         ---------

       Total liabilities                                                                45,783            51,140
                                                                                     ---------         ---------

STOCKHOLDERS' EQUITY
    Common stock par value $.0001, authorized 100,000,000 shares;
       issued and outstanding 64,479,216 and 64,427,416 shares, respectively                 6                 6
    Additional paid-in capital                                                         111,925           111,924
    Accumulated deficit                                                                (77,086)          (77,020)
                                                                                     ---------         ---------

       Total stockholders' equity                                                       34,845            34,910
                                                                                     ---------         ---------

       Total liabilities and stockholders' equity                                    $  80,628         $  86,050
                                                                                     =========         =========



See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Dollar amounts in thousands except share and per share data
                   Three Months Ended June 30, 2003 and 2002
                                  (Unaudited)



                                                                                         2003                    2002
                                                                                     ------------           ------------
Sales, net                                                                           $      9,708           $     14,924

Cost of goods sold                                                                          8,897                 12,036
                                                                                     ------------           ------------

     Gross profit                                                                             811                  2,888

Selling, general and administrative expenses                                                2,722                  3,840
                                                                                     ------------           ------------

     Operating loss                                                                        (1,911)                  (952)

Interest and other (expense) income                                                           (17)                   114
Gain (loss) on sale of assets                                                               4,326                     (3)
Interest expense                                                                              531                  3,253
                                                                                     ------------           ------------

     Income (loss) from continuing operations before income taxes                           1,867                 (4,094)

Income tax provision                                                                           --                     --
                                                                                     ------------           ------------

     Income (loss) from continuing operations                                               1,867                 (4,094)

Discontinued Operations:
     Income from operations of discontinued environmental recycling segment                   350                    419

                                                                                     ------------           ------------
     Net income (loss)                                                               $      2,217           $     (3,675)
                                                                                     ============           ============

Net income (loss) per common share - Basic:
     Income (loss) from continuing operations                                        $       0.03           $      (0.09)
     Income from discontinued operations                                             $       0.00           $       0.01
                                                                                     ------------           ------------
     Net income (loss) per common share                                              $       0.03           $      (0.08)
                                                                                     ============           ============

Net loss per common share - Diluted:
     Income (loss) from continuing operations                                        $       0.03           $      (0.09)
     Income from discontinued operations                                             $       0.00           $       0.01
                                                                                     ------------           ------------
     Net income (loss) per common share                                              $       0.03           $      (0.08)
                                                                                     ============           ============

Weighted average common shares outstanding:
     Basic                                                                             64,451,743             44,322,988
     Diluted                                                                           67,713,264             44,322,988



See accompanying notes to condensed unaudited consolidated financial statements.

                   U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                                         2003                  2002
                                                                                    ------------           ------------
Sales, net                                                                          $     20,924           $     29,128

Cost of goods sold                                                                        19,424                 23,083
                                                                                    ------------           ------------

    Gross profit                                                                           1,500                  6,045

Selling, general and administrative expenses                                               5,195                  7,043
                                                                                    ------------           ------------

    Operating loss                                                                        (3,695)                  (998)

Interest and other income                                                                    (14)                   180
Gain (loss) on sale of assets                                                              4,410                     (3)
Interest expense                                                                           1,117                  6,567
                                                                                    ------------           ------------

    Loss from continuing operations before income taxes                                     (416)                (7,388)

Income tax provision                                                                          --                     --
                                                                                    ------------           ------------

    Loss from continuing operations                                                         (416)                (7,388)

Discontinued Operations:
    Income from operations of discontinued environmental recycling segment                   350                    903

                                                                                    ------------           ------------
    Net loss                                                                                 (66)                (6,485)
Preferred stock dividend earned                                                               --                    177
                                                                                    ------------           ------------

    Net loss attributable to common stockholders                                    $        (66)          $     (6,662)
                                                                                    ============           ============

Net loss per common share - Basic:
    Loss from continuing operations                                                 $      (0.01)          $      (0.18)
    Income from discontinued operations                                             $       0.01           $       0.02
                                                                                    ------------           ------------
    Net loss per common share                                                       $      (0.00)          $      (0.16)
                                                                                    ============           ============

Net loss per common share - Diluted:
    Loss from continuing operations                                                 $      (0.01)          $      (0.18)
    Income from discontinued operations                                             $       0.01           $       0.02
                                                                                    ------------           ------------
    Net loss per common share                                                       $      (0.00)          $      (0.16)
                                                                                    ============           ============

Weighted average common shares outstanding:
    Basic                                                                             64,440,273             42,684,834
    Diluted                                                                           64,440,273             42,684,834



See accompanying notes to condensed unaudited consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2003 and 2002
                 Dollar amounts in thousands except share data
                                  (Unaudited)



                                                                                                    2003                 2002
                                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                     $       (66)        $    (6,485)
                                                                                                 -----------         -----------
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                   1,706               1,910
        Amortization                                                                                      35                  34
        Income from discontinued operations                                                             (350)               (903)
        Amortization of deferred financing costs                                                         132               1,661
        Reduction of discounts on convertible subordinated debentures                                     --                 525
        Interest expense paid in kind                                                                    440                 130
        Beneficial conversion feature of convertible subordinated debentures                              --                 250
        (Gain) loss on sale of business                                                               (4,299)                 --
        (Gain) loss on sale of property, plant & equipment                                              (112)                (12)
    Changes in operating assets and liabilities, net of divestitures:
        Accounts receivable                                                                           (1,413)             (2,156)
        Inventories                                                                                     (310)                429
        Prepaid expenses and other current assets                                                        903                 127
        Other assets                                                                                     (13)               (273)
        Accounts payable                                                                              (2,089)              2,179
        Other liabilities                                                                             (1,580)               (946)
        Accrued expenses                                                                              (2,120)               (795)
                                                                                                 -----------         -----------
           Net cash used in operating activities - continuing operations                              (9,136)             (4,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for property and equipment                                                     (367)             (1,656)
    Proceeds from the sale of business                                                                 8,242
    Divestitures of property, plant and equipment                                                        235                 280
                                                                                                 -----------         -----------
           Net cash provided by (used in) investing activities - continuing operations                 8,110              (1,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the sale of common stock, net of issuance costs                                          1                 376
    Net borrowings on lines of credit                                                                  1,612                 500
    Payments of notes payable                                                                         (1,895)               (124)
                                                                                                 -----------         -----------
           Net cash (used in) provided by financing activities - continuing operations                  (282)                752

                                                                                                 -----------         -----------
Net change in cash and cash equivalents - continuing operations                                       (1,308)             (4,949)
Cash from discontinued operations                                                                        850               5,578
Cash and cash equivalents, beginning of period, including cash of discontinued operations                563                 912
                                                                                                 -----------         -----------
Cash and cash equivalents, end of period                                                         $       105         $     1,541
                                                                                                 ===========         ===========

Supplemental disclosure of cash flow information - continuing operations:
Cash paid during the period for:
    Interest                                                                                     $       462         $       670
    Income taxes                                                                                 $         9         $         4


Number of shares issued during the period for non-cash transactions:
    Compensation - employees and directors                                                             1,800               4,400
    Conversion of debenture and preferred stock                                                           --           3,903,494




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

BASIS OF PRESENTATION

    The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC for the year ended December 31, 2002. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

    The Company completed the sale of its environmental recycling and remediation business on September 9, 2002. The results of operations for the three and six months ended June 30, 2002 and the statement of cash flows for the six months ended June 30, 2002 presented in this Form 10-Q have been restated to reflect the environmental recycling and remediation business as a discontinued operation.


2. LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2003 and beyond will be dependent on its ability to meet the payment obligations under and maintain compliance with the financial covenants in its various debt agreements and provide financing for working capital. The Company's senior secured credit facility with Guaranty Business Credit Corporation (the "GBCC Credit Facility") and its Master Credit Facility equipment term loans both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. The Company did not meet its EBITDA financial covenant requirements under the GBCC Credit Facility for each of the first three months of 2003. On May 13, 2003 the GBCC Credit Facility was amended to waive all covenant violations as of and prior to March 31, 2003, and to reset the parameters of some of the financial covenants for the remainder of 2003. The amended terms of the GBCC Credit Facility continued to require that financial covenants be measured on a monthly basis beginning in May 2003. The Company was not in compliance with the financial covenants, as amended, for the month of May 2003 and, as previously reported on Form 8-K, on July 10, 2003 received a default notice from GBCC. On July 25, 2003 the Company entered into a second amendment to the GBCC Credit Facility that waived all existing defaults under the GBCC Credit Facility. Under the terms of the second amendment the Company is required to provide GBCC with an executed letter of intent for the sale of certain assets of the Company prior to August 31, 2003. The proceeds of such a sale, if it takes place, would be used to pay off the entire outstanding balance due under the GBCC Credit Facility and the facility would be terminated upon payment in full of all of the obligations payable to GBCC. The amendment also requires that all amounts outstanding under the GBCC Credit Facility be paid in full prior to October 31, 2003. The outstanding balance under the GBCC Credit Facility as of June 30, 2003 is approximately $3,809,000.

     In addition, the Company was not in compliance with the EBITDA covenant contained in its Master Credit Facility during the three and six months ending June 30, 2003. Although the Company has not obtained a waiver of for these covenant violations, as of August 14, 2003 neither GE Capital Corporation nor any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. The outstanding balance of the Master Credit Facility is approximately $10,718,000 as of June 30, 2003, and monthly principal payments of approximately $37,500 resume in July of 2003.

     The Company has a history of operating losses and past inability to comply with similar financial covenant requirements. In the absence of a written waiver, any failure to comply with the covenants under the Company's GBCC Credit Facility and Master Credit Facility in 2003 could lead to a demand for immediate repayment of the outstanding balance due under the facility. Such an occurrence would have a material adverse effect upon the Company as it does not have the resources to repay these amounts should they become immediately due without obtaining additional debt and/or equity financing or by selling some of its assets.

     At June 30, 2003 the Company has a working capital deficit and accumulated deficit of $17.2 million and $77.1 million respectively. Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. As a result of the Company's past financial performance, and because substantially all of its assets have been pledged as collateral under its current debt agreements, the Company may not be able to obtain additional external debt and/or equity financing to fund its operations in 2003 and beyond should it become necessary, which raises substantial doubt about the Company's ability to continue as a going concern.

     On May 13, 2003 the Company completed the sale of its cornerboard operation to a unit of Illinois Tool Works, Inc. (see note 11). The net proceeds of approximately $8.2 million from this transaction were used for general corporate purposes and to pay down certain indebtedness. The Company is continuing to explore the potential sale of non-strategic assets and other alternatives to meet its financial obligations.


3. STOCK BASED COMPENSATION

     The Company has granted stock options to key employees and directors under previously approved stock option plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." There is no stock-based employee compensation cost reflected in net income as no grants were issued during the six months ended June 30, 2003 and substantially all options previously granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                       For the Three Months            For the Six Months
                                                           Ended June 30,                Ended June 30,
                                                     -----------------------        -----------------------
In Thousands                                           2003             2002           2003            2002
                                                     -------        --------        --------        -------
 Net income (loss), as reported                      $ 2,217        $(3,675)        $   (66)        $(6,485)
 Net income (loss) attributable to common
    Stockholders, as reported                          2,217         (3,675)            (66)         (6,662)
 Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                    24             95              64             207
                                                     -------        -------         -------         -------
Pro forma net loss                                   $ 2,193        $(3,770)        $  (130)        $(6,692)
Pro forma net loss attributable  to common
   stockholders                                      $ 2,193        $(3,770)        $  (130)        $(6,869)
 Basic and diluted  income  (loss) per share
   as reported                                       $  0.03        $  (.08)        $  (.00)        $ (0.16)
 Basic and diluted loss per share - pro
   forma                                             $  0.03        $  (.09)        $  (.00)        $ (0.16)



4. EARNINGS PER SHARE

         Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the six months ended June 30, 2003 and 2002 or for the for the three months ended June 30, 2002 because the effect of the additional shares which would be issued assuming conversion of the convertible debentures, convertible preferred stock and the outstanding common stock options and warrants are anti-dilutive for the aforementioned periods.

         The following is a reconciliation of the numerator (net earnings) and the denominator (common shares outstanding) of the basic and diluted per share computations for the three months ending June 30, 2003 (in thousands):

                                            Net Earnings     Shares      Amount
                                            ------------     ------      ------
BASIC EPS
Net earnings available to common
shareholders                                 $    2,217    64,451,743     $ .03
EFFECT OF DILUTIVE SECURITIES
Stock options                                        --       189,142        --
EFFECT OF DILUTIVE SECURITIES -
CONVERTIBLE SUBORDINATED DEBENTURE                   35     3,072,379
DILUTED EPS                                  $    2,252    67,713,264     $ .03



5. NOTES AND CAPITAL LEASES PAYABLE

     The Company was not in compliance with the financial covenants contained in the GBCC Credit Facility during the first three months of 2003 and in May of 2003. On May 13, 2003 the GBCC Credit Facility was amended whereby all covenant violations as of March 31, 2003 were waived and the financial covenant terms were adjusted through December of 2003. The terms of the amendment also include an amendment fee of $63,000 to be paid over a twelve month period, consent by the lender for the asset sale described in note 11, a prepayment of $750,000 on the GBCC term loan using a portion of the proceeds from the sale transaction as described in note 10 and additional limitations on the availability of the GBCC revolving credit line. The Company was not in compliance with the financial covenants, as amended for the month of May 2003 and June 2003. On July 25, 2003 the Company entered into a second amendment to the GBCC Credit Facility that waived all existing defaults, rescinded the tangible net worth and EBITDA covenants retroactive to May 1, 2003 and changed the maturity date of the entire credit facility to October 31, 2003. Under the terms of the second amendment we are required to provide GBCC with an executed letter of intent for the sale of certain assets of the Company prior to August 31, 2003. The proceeds of such a sale, if it takes place, would be used to pay off the entire outstanding balance due under the GBCC Credit Facility and the facility would be terminated upon payment in full of all of the obligations payable to GBCC. The current outstanding balance under the GBCC Credit Facility as of June 30, 2003 is approximately $3,809,000.

     The Company was not in compliance with the EBITDA covenant contained in its Master Credit Facility during the three and six months ending June 30, 2003. As of August 14, 2003 neither GE Capital Corporation or any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. With the absence of a waiver for these covenant violations, the GE Lending Group can demand immediate repayment from the Company of the outstanding balance of the Master Credit Facility, which is approximately $10,718,000 as of June 30, 2003. While the Company does not believe the GE Lending Group is likely to take such action, the Company currently does not have the resources to pay this obligation if it becomes currently due. On May 13, 2003 a principal payment of approximately $631,000 was made on the Master Credit Facility using some of the proceeds from the sale transaction as described in note 11.

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

Notes payable and capital leases consist of the following (in thousands):


                                                          June 30, 2003    December 31, 2002
                                                          -------------    -----------------
Term loan under the GBCC Credit Facility                     $  2,036         $  3,000
Revolving credit line under the GBCC Credit Facility            1,773              161
Quakertown notes                                                1,000            1,000
Equipment term loans under the Master Credit Facility          10,718           11,356
Capital lease payable on the Chicago Property                   3,000            3,000
Other notes payable                                             1,253            1,254
                                                             --------         --------
Total notes payable and capital leases                         19,780           19,771
        Less current portion:                                 (17,527)          (6,386)
                                                             --------         --------
                                                             $  2,253         $ 13,385
                                                             ========         ========

6. SUBORDINATED NOTES AND CONVERTIBLE DEBENTURES

    On September 24, 2002 the Company entered into an Exchange and Repurchase Agreement with Halifax Fund, L.P. ("Halifax") whereby all of the Company's previously existing obligations to Halifax, including but not limited to convertible debentures and related accrued interest, penalties and default charges were exchanged for $2.5 million in cash, a 10% convertible subordinated debenture in the principal amount of $2,832,000 and a 10% subordinated note with a principal amount of $5.6 million. Interest on the subordinated note and convertible subordinated debenture is payable in kind for the first two years of each instrument. During the first six months of 2003 approximately $440,000 of interest expense in kind was added to the face value of the instruments and the Company paid down $300,000 of the convertible subordinated debenture using the proceeds received from the sale transaction described in note 10. The face value of the subordinated note and convertible debenture was $8,572,000 at June 30, 2003.

    The exchange transaction that took place in 2002 was accounted for as a modification of debt terms under a troubled debt restructuring and approximately $1,334,000 of default charges, penalties, preferred dividends in arrears and accrued interest from the predecessor debt instruments are reflected in the Company's balance sheet in other non-current liabilities at June 30, 2003. This amount is being amortized as a reduction of interest expense over the life of the subordinated note and convertible debenture.


7. INTANGIBLE ASSETS

    The following table summarizes the carrying value of the Company's amortizable intangible assets as of June 30, 2003 and December 31, 2002:

    (Dollar amounts in thousands:)
                                         2003            2002
                                         -----           -----
Patents                                  $ 824           $ 811
       Accumulated amortization           (317)           (282)
                                         -----           -----
Carrying amounts, net                    $ 507           $ 529
                                         =====           =====

    During the six months ended June 30, 2003, aggregate amortization expense from continuing operations for the Company's intangible assets was approximately $35,000. As of June 30, 2003, estimated aggregate annual amortization expense for the Company's intangible assets are as follows (in thousands):


Year Ending                                           Amounts
-----------                                        ------------
2003                                               $        35
2004                                                        70
2005                                                        70
2006                                                        70
2007                                                        70
2008                                                        70
                                                   ------------
                                                   $       385
                                                   ============



8. COMMITMENTS AND CONTINGENCIES

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

    At June 30, 2003 the net book value of the Chicago Property, after giving effect to additional improvements and construction on the leased property undertaken by the Company subsequent to the Eaglebrook acquisition, was approximately $13.5 million. While the Company intends to exercise the purchase option on the Chicago Property prior to the option's expiration date, there can be no assurance that the Company will have access to adequate funds necessary to do so. If the Company does not exercise the purchase option prior to January 1, 2004, the Company may be required to record an impairment charge for the net book value of the land and buildings originally acquired, and adjust the depreciable life of the building improvements to the length of the remaining lease term.

LEGAL PROCEEDINGS

    On June 11, 2003 the Company and the purchaser of Clean Earth settled their dispute regarding the final audited closing date balance sheet in which the purchaser and Clean Earth had originally sought an adjustment to the purchase price in the amount of approximately $4,000,000 due to various closing adjustments to the final audited balance sheet. Under the terms of the settlement agreement between the Company and the purchaser and Clean Earth (i) Clean Earth paid $850,000 to the Company on June 11, 2003, (ii) Clean Earth will pay to or on behalf of the Company an additional $650,000 pursuant to the terms of the settlement agreement, (iii) the 5% $3.5 million Junior Promissory Note that the Company received as part of the purchase price from the sale of Clean Earth was cancelled and (iv) the $1 million portion of the purchase price that was held in escrow was returned to the purchaser. As a result of the settlement agreement, there will be no additional purchase price adjustments with respect to the final audited closing date balance sheet. The Company also agreed to make a joint election with Clean Earth under Section 338 of the U.S. Federal Income Tax Code regarding the tax treatment of the Clean Earth sale transaction.

    The Company had previously assigned a value of $500,000 to the Junior Promissory Note received from the sale of Clean Earth and had reflected that amount on its balance sheet within other assets. As a result of the $850,000 cash payment received in the settlement of the dispute, the Company recorded $350,000 as income from discontinued operations in the three and six months ending June 30, 2003. The additional $650,000 to be paid to the Company will be recorded when received.

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At June 30, 2003, the Company has accrued approximately $217,000 for estimated liabilities related to these matters. While the Company believes this accrual is sufficient to cover the aggregate liability that may be incurred in these matters, there can be no assurances that the accrual will be sufficient.

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

    On June 10, 2003, Dolphin Marina, Ltd and Sunset Aquatic Park served upon the Company litigation in the Superior Court of California, County of Los Angeles against the Company seeking damages arising from certain product issues with Trimax(R) product manufactured by U.S. Plastic Lumber Ltd., a wholly owned subsidiary of the Company The Complaint seeks replacement product and damages relative to the re-installation of approximately 11,000 boards aggregating approximately $1.6 million in damages. The Company believes that the product issues are not covered by the Limited Warranty on the product and has denied plaintiff's claim. The parties are engaging in settlement discussions.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123 which allow for entities to continue to apply the intrinsic value-based method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation. See note 3, "STOCK-BASED COMPENSATION."

    In January 2003 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest in after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company has identified no VIE's, accordingly, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

    During April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

    During May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the prescribed time.

10. SEGMENT REPORTING

    On September 9, 2002 the Company completed the sale Clean Earth, whose subsidiaries comprised the Company's Environmental recycling division. As a result the Company has determined that it has only one operating segment. This determination is based primarily on the similar nature of the Company's remaining products and production processes utilized.

11. SALE OF CORNERBOARD OPERATION

    On May 13, 2003 the Company completed the sale of it's cornerboard operation to a unit of Illinois Tool Works, Inc. ("ITW") for a net purchase price of approximately $8.2 million, after giving effect to various purchase price adjustments. This sale transaction was structured as an asset purchase, primarily for accounts receivable, inventory and property, plant and equipment. The proceeds realized in the transaction were used to pay down certain indebtedness and for general corporate purposes. The transaction resulted in a pre-tax gain of $4,299,000.

12. SUBSEQUENT EVENTS

    On July 10, 2003 the Company received a notice of default from GBCC stating that the Company was in violation of some of the financial covenants contained in the GBCC Credit Facility for the month of May 2003. On July 25, the GBCC Credit Facility was amended. See note 2 for further information.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and ability to meet our financial obligations and maintain our current operations in 2003 and beyond will be dependent on our ability to meet the payment obligations under and maintain compliance with the financial covenants in our various debt agreements and provide financing for working capital. Our senior secured credit facility with Guaranty Business Credit Corporation (the "GBCC Credit Facility") and our Master Credit Facility equipment term loans both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. We did not meet the EBITDA financial covenant requirements under the GBCC Credit Facility for each of the first three months of 2003. On May 13, 2003 the GBCC Credit Facility was amended to waive all covenant violations as of and prior to March 31, 2003, and to reset the parameters of some of the financial covenants for the remainder of 2003. The amended terms of the GBCC Credit Facility continued to require that financial covenants be measured on a monthly basis beginning in May 2003. We were not in compliance with the financial covenants, as amended, for the month of May 2003 and, as previously reported on Form 8-K, on July 10, 2003 received a default notice from GBCC. On July 25, 2003 we entered into a second amendment to the GBCC Credit Facility that waived all existing defaults under the GBCC Credit Facility. Under the terms of the second amendment we are required to provide GBCC with an executed letter of intent for the sale of certain assets of the Company prior to August 31, 2003. The proceeds of such a sale, if it takes place, would be used to pay off the entire outstanding balance due under the GBCC Credit Facility and the facility would be terminated upon payment in full of all of the obligations payable to GBCC. The amendment also requires that all amounts outstanding under the GBCC Credit Facility be paid in full prior to October 31, 2003. The outstanding balance under the GBCC Credit Facility as of June 30, 2003 is approximately $3,809,000.

     In addition, we were not in compliance with the EBITDA covenant contained in our Master Credit Facility during the three and six months ending June 30, 2003. Although we have not obtained a waiver of for these covenant violations, as of August 14, 2003 neither GE Capital Corporation nor any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. The outstanding balance of the Master Credit Facility is approximately $10,718,000 as of June 30, 2003, and monthly principal payments of approximately $37,500 resume in July of 2003.

     We have a history of operating losses and past inability to comply with similar financial covenant requirements. In the absence of a written waiver, any failure to comply with the covenants under the Company's GBCC Credit Facility and Master Credit Facility in 2003 could lead to a demand for immediate repayment of the outstanding balance due under the facility. Such an occurrence would have a material adverse effect upon the Company as we do not have the resources to repay these amounts should they become immediately due without obtaining additional debt and/or equity financing or by selling some of our assets.

     At June 30, 2003 we had a working capital deficit and accumulated deficit of $17.2 million and $77.1 million respectively. Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. As a result of our past financial performance, and because substantially all of our assets have been pledged as collateral under our current debt agreements, we may not be able to obtain additional external debt and/or equity financing to fund our operations in 2003 and beyond should it become necessary, which raises substantial doubt about our ability to continue as a going concern.

     On May 13, 2003 we completed the sale of our cornerboard operation to a unit of Illinois Tool Works, Inc. (see note 11). The net proceeds of approximately $8.2 million from this transaction were used for general corporate purposes and to pay down certain indebtedness. We are continuing to explore the potential sale of non-strategic assets and other alternatives to meet our financial obligations.

     The principal and interest obligations of our outstanding indebtedness for the remainder of 2003 will be approximately $200,000 per month. Capital expenditures for the remainder of the year are expected to be approximately $400,000.

     Our working capital deficit increased from $10.0 million at December 31, 2002 to $17.2 million at June 30, 2003. The increase is mainly due to the entire outstanding balances on the GBCC Credit Facility and the Master Credit Facility being reclassified to current liabilities due to the amended terms of the GBCC Credit Facility and the financial covenant violation with respect to the Master Credit Facility at June 30, 2003, partially offset by the paydown of accounts payable and accrued expenses in 2003 with the proceeds received from the GBCC Credit Facility and the sale of the cornerboard operation. Cash and cash equivalents totaled $105,000 at June 30, 2003, a decrease of $458,000 from the $563,000 at December 31, 2002. Cash used in operating activities from continuing operations amounted to $9,136,000 for the first six months of 2003, as compared to $4,325,000 for the comparable period in 2002. The following table summarizes the different components of cash used in operating activities from continuing operations for the six months ended June 30, 2003 and 2002.

     Dollar amounts in thousands:

                                                         2003           2002
                                                        -------        -------
Loss from continuing operations                         $  (416)       $(7,388)
Non-cash charges                                          2,313          4,510
Increase in accounts receivable                          (1,413)        (2,156)
(Increase) decrease in inventories                         (310)           429
Gain on the sale of assets                               (4,410)           (12)
(Decrease) increase in accounts payable                  (2,089)         2,179
Changes in other working capital and other assets        (2,811)        (1,887)
                                                        -------        -------
Net cash used in operating activities                   $(9,136)       $(4,325)
                                                        =======        =======

    Non cash charges consist primarily of depreciation expense, amortization of intangibles, deferred financing costs and discounts on convertible debentures, beneficial conversion features of convertible debentures and interest expense paid in kind.

    Cash received from investing activities from continuing operations was $8,110,000 in the first six months of 2003, as compared to $1,376,000 used in investing activities in the comparable period of a year ago. The change is mainly due to the sale of the cornerboard business and, to a lesser extent, lower capital expenditures in 2003.

    Cash used in financing activities from continuing operations totaled $282,000 for the six months ending June 30, 2003, as compared to $752,000 received from financing activities during the first six months of 2002. The change is due primarily to the paydown of indebtedness with the proceeds from the sale of the cornerboard business in 2003. During 2002 we received $376,000 in net cash proceeds from a common stock private placement, with no comparable amount in 2003.

    Cash provided by our discontinued environmental recycling and remediation business segment, which we sold on September 9, 2002, amounted to $850,000 in the first six months of 2003 (see note 7), compared to $5,578,000 in the first six months of 2002.

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

    On September 9, 2002 we completed the sale of our Clean Earth subsidiary, thereby exiting the environmental recycling and remediation business. As such, the results of Clean Earth have been accounted for as a discontinued operation for the three and six months ending June 30, 2002 as presented in this Form 10-Q. In addition, the discussion of our results of operations below is confined to our continuing plastic lumber operations.

INTERIM RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

    Net sales in the second quarter of 2003 were $9,708,000, as compared to $14,924,000 in the first quarter of 2002, a decrease of $5,216,000, or 35.0%.
Approximately $2,931,000 of this decrease was attributable to the decline in sales of our building products, and approximately $1,310,000 of the decrease is due to the sale of the cornerboard business midway through the second quarter of 2003. The decrease in building product sales is a result of extended lead times due to continuing cash constraints and slow production rate of our newly formulated decking products. The Company was unable to provide its distributors with adequate stock inventory for the spring deck building season. The Company believes it has now completed its commitment to accept returns of its deck product containing the older formula from some of its key distributors.

    Gross profit for the three months ending June 30, 2003 decreased from $2,888,000 in 2002 to $811,000 in 2003, mainly due to significantly lower sales of the decking products. Gross margin, as percentage of net sales, was 8.4% in the second quarter of 2003 as compared to 19.4% in the prior year. Gross profit was negatively impacted by the lower sales levels as compared to the same period last year. In addition the Company experienced higher raw material prices throughout all product lines. Higher than expected scrap rates and under absorption of fixed manufacturing overhead due to the lower sales volume.

    Selling, general and administrative expenses ("SG&A") from continuing operations decreased by $1,118,000, or 29%, to $2,722,000 in the second quarter of 2003 as compared to $3,840,000 in the second quarter of 2002, primarily due to the cost reduction initiatives implemented in 2002. The Company had recorded an additional $325,000 in warranty expense during the second quarter 2003 for potential claims from the older formulated decking product. These cost saving efforts have resulted in lower marketing, selling and commission expenses, as well as significant reductions in corporate overhead expenses, and were driven mainly by headcount reductions and reduced discretionary spending in the sales and marketing areas. We have also begun to integrate our sales efforts by cross selling our different product lines throughout our sales force.

    The second quarter of 2003 produced an operating loss of $1,911,000, as compared to an operating loss of $952,000 for the same period in 2002. The change is due mainly to reduced sales volume and lower gross margins, partially offset by the decrease in SG&A.

    Interest expense from continuing operations in the second quarter of 2003 was $531,000, as compared to $3,253,000 in the second quarter of 2002, a decrease of $2,722,000, or 84%. The decrease is due to significantly lower debt levels in 2002, as well as lower amortization of deferred financing costs and discounts on convertible debentures.

    The gain on the sale of the cornerboard business in the second quarter of 2003 in the amount of $4,299,000 resulted in income from continuing operations of $1,867,000, as compared to a loss from continuing operations of $4,094,000 for the same period in 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

    Net sales for the first six months of 2003 were $20,924,000, as compared to $29,128,000 in the first six months of 2002, a decrease of $8,204,000, or 28.2%. Approximately $5,556,000 of this decrease was attributable to the decline in sales of our building products, and approximately $1,310,000 was attributable to the sale of the cornerboard business in May of 2002. Part of the decrease in sales of the building products was a result of not having sufficient inventory to meet the demands for our building products during the first six months of 2003, mainly due to cash constraints and slower production rates of our newly formulated decking products. In addition, we implemented a price increase in the first quarter of 2003, which resulted in our distributors deciding not to stock inventory in advance of the spring deck building season as they had in 2002. Building products revenues in the first six months of 2003 were also negatively impacted by our commitment to accept an additional $250,000 of returns of deck product containing the older formulation from some of our key distributors.

    Gross profit in the first six months of 2003 decreased to $1,500,000 from $6,045,000 in 2002, mainly due to significantly lower sales of the decking products. Gross margin, as percentage of net sales, was 7.2% in the first six months of 2003 as compared to 20.8% in the prior year. Gross profit was also negatively impacted in 2003 by higher raw material prices throughout all our product lines and higher than normal scrap rates during initial production runs of the newly formulated decking products and the under-absorption of fixed manufacturing overhead due to the lower sales volume.

    Selling, general and administrative expenses from continuing operations decreased by $1,848,000, or 26.2%, to $5,195,000 in the first six months of 2003 as compared to $7,043,000 in the first six months of 2002, primarily due to the cost reduction initiatives that were initially implemented in 2002 and have continued into 2003. The Company had recorded an additional $325,000 in warranty expense during the second quarter 2003 for potential claims from the older formulated decking product.

    The first six months of 2003 produced an operating loss of $3,695,000, as compared to an operating loss of $998,000 for the same period in 2002. The change is due mainly to reduced sales volume and lower gross margins.

    Interest expense from continuing operations in the first six months of 2003 was $1,117,000, as compared to $6,567,000 in the first six months of 2002, a decrease of $5,450,000, or 83%. In addition to the substantially higher debt levels we had in the prior year, interest expense in 2002 was negatively impacted by $2,186,000 in amortization of deferred financing costs and discounts on convertible debentures, recognition of a $250,000 beneficial conversion feature related to the partial conversion of a convertible debenture, and the accrual of $690,000 in penalties for our failure to file a registration statement for our common stock.

    We recorded a gain of $4,299,000 on the sale of the cornerboard business in May of 2003, with no comparable amount in 2002. Our net loss from continuing operations for the first six months of 2003 was $66,000, compared to a net loss of $6,485,000 in the first six months of 2002.

SEASONALITY

    Sales of certain plastic lumber products tend to slow significantly in the winter months, as adverse whether conditions negatively impact outdoor building projects in most of the continental United States.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123 which allow for entities to continue to apply the intrinsic value-based method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation. See note 3, "STOCK-BASED COMPENSATION."

    In January 2003 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest in after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company has identified no VIE's, accordingly, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

    During April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

    During May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the prescribed time.

NASDAQ DELISTING NOTICE

     Our common stock currently trades on the Nasdaq over the counter bulletin board under the trading symbol "USPL.OB." On May 14, 2003 we received a letter from Nasdaq advising us that we have not regained compliance with the $1.00 minimum bid price requirement and that our common stock will be delisted from The Nasdaq SmallCap Market at the opening of business on May 23, 2003. We chose not to appeal Nasdaq's decision, and as a result our stock currently trades on Nasdaq's over the counter bulletin board.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On June 11, 2003 the Company and the purchaser of Clean Earth settled their dispute regarding the final audited closing date balance sheet in which the purchaser and Clean Earth had originally sought an adjustment to the purchase price in the amount of approximately $4,000,000 due to various closing adjustments to the final audited balance sheet. Under the terms of the settlement agreement between the Company and the purchaser and Clean Earth (i) Clean Earth paid $850,000 to the Company on June 11, 2003, (ii) Clean Earth will pay to or on behalf of the Company an additional $650,000 pursuant to the terms of the settlement agreement, (iii) the 5% $3.5 million Junior Promissory Note that the Company received as part of the purchase price from the sale of Clean Earth was cancelled and the $1 million portion of the purchase price that was held in escrow was returned to the purchaser. As a result of the settlement agreement, there will be no additional purchase price adjustments with respect to the final audited closing date balance sheet. The

Company also agreed to make a joint election with Clean Earth under Section 338 of the U.S. Federal Income Tax Code regarding the tax treatment of the Clean Earth sale transaction.

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. At June 30, 2003, the Company has accrued approximately $217,000 for estimated liabilities related to these matters. While the Company believes this accrual is sufficient to cover the aggregate liability that may be incurred in these matters, there can be no assurances that the accrual will be sufficient.

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

    On June 10, 2003, Dolphin Marina, Ltd and Sunset Aquatic Park served upon the Company litigation in the Superior Court of California, County of Los Angeles against the Company seeking damages arising from certain product issues with Trimax(R) product manufactured by U.S. Plastic Lumber Ltd., a wholly owned subsidiary of the Company The Complaint seeks replacement product and damages relative to the re-installation of approximately 11,000 boards aggregating approximately $1.6 million in damages. The Company believes that the product issues are not covered by the Limited Warranty on the product and has denied plaintiff's claim. The parties are engaging in settlement discussions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the first six months of 2003 1,800 shares of common stock were issued as annual compensation to the Company's non-employee directors and 50,000 shares of common stock were issued as a result of the exercise of employee stock options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Events of default are discussed in Notes 2 and 4 to the Condensed Unaudited Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

         31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by Mark S. Alsentzer

         31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by Michael D. Schmidt

         32.1 Certification required under Section 906 of the Sarbanes-Oxley Act of 2002 by Mark S. Alsentzer

         32.2 Certification required under Section 906 of the Sarbanes-Oxley Act of 2002 by Michael D. Schmidt


    (b) Reports on Form 8-K

    On July 30, 2003 the Company filed a Report on Form 8-K to report that the Company had received a notice of default with respect to its credit facility with Guaranty Business Credit Corp. and that the facility was subsequently amended.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2003                        /s/ MICHAEL D. SCHMIDT
                                       -----------------------------------------
  Date                                 Michael D. Schmidt,
                                       Chief Financial Officer