Form 10-Q
period 2003-09-30
U S PLASTIC LUMBER CORP
filed 2003-11-14
CIK 1014851

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

    The number of shares outstanding of the registrant's common stock as of October 31, 2003 is 64,479,216 shares.


================================================================================

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                        PAGE
                                                                                        ----

PART I.  UNAUDITED FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
December 31, 2002.................................................................      2

Condensed Consolidated Statements of Operations for the
  Three Months Ended September 30, 2003 and 2002 (unaudited)......................      3

Condensed Consolidated Statements of Operations for the
  Nine Months Ended September 30, 2003 and 2002 (unaudited).......................      4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2003 and 2002 (unaudited)...........................................      5

Notes to Condensed Consolidated Financial Statements..............................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................     13

Item 3. Quantitative and Qualitative Disclosures About Market Risk................     17

Item 4. Controls and Procedures...................................................     17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................     18

Item 2.  Changes in Securities and Use of Proceeds................................     19

Item 3.  Defaults Upon Senior Securities..........................................     19

Item 4.  Submission of Matters to a Vote of Security
         Holders..................................................................     19

Item 6.  Exhibits and Reports on Form 8-K.........................................     19

SIGNATURES........................................................................     19

Section 302 Certifications........................................................     20

Section 906 Certifications........................................................     22




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

                   U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   At September 30, 2003 and December 31, 2002
                  Dollar amounts in thousands except share data



                                                                                   UNAUDITED
                                                                                      2003            2002
                                                                                   ---------       ---------
                                          ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                           $185            $563
    Accounts receivable, net of allowance for doubtful accounts of $3,524 and
        $3,725, respectively                                                           4,804           4,908
    Inventories                                                                        4,277           5,107
    Prepaid insurance                                                                  2,106           1,945
    Other current assets                                                               1,032             760
                                                                                   ---------       ---------

       Total current assets                                                           12,404          13,283

Property, plant and equipment (net)                                                   51,974          57,048
Assets held for sale                                                                     625             638
Goodwill                                                                              12,474          12,650
Other intangibles (net)                                                                  500             529
Other assets                                                                             580           1,902
                                                                                   ---------       ---------

       Total assets                                                                $  78,557       $  86,050
                                                                                   =========       =========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                  $6,860          $8,593
    Notes and capital leases payable, current portion                                 18,311           6,386
    Accrued expenses                                                                   5,206           6,107
    Restructuring accrual                                                                 --              64
    Other current liabilities                                                          1,872           2,091
                                                                                   ---------       ---------

       Total current liabilities                                                      32,249          23,241

Notes and capital leases payable, net of current portion                               2,253          13,385
Other liabilities                                                                      5,016           6,082
Subordinated notes and convertible debentures                                          8,572           8,432
                                                                                   ---------       ---------

       Total liabilities                                                              48,090          51,140
                                                                                   ---------       ---------

STOCKHOLDERS' EQUITY
    Common stock par value $.0001, authorized 100,000,000 shares;
       issued and outstanding 64,479,216 and 64,427,416 shares, respectively               6               6
    Additional paid-in capital                                                       111,924         111,924
    Accumulated deficit                                                              (81,463)        (77,020)
                                                                                   ---------       ---------

       Total stockholders' equity                                                     30,467          34,910
                                                                                   ---------       ---------

       Total liabilities and stockholders' equity                                  $  78,557       $  86,050
                                                                                   =========       =========



                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                   U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Dollar amounts in thousands except share and per share data
                 Three Months Ended September 30, 2003 and 2002
                                  (Unaudited)


                                                                                      2003               2002
                                                                                 ------------       ------------
Sales, net                                                                       $      7,981       $     10,646

Cost of goods sold                                                                      9,887             11,028
                                                                                 ------------       ------------

     Gross loss                                                                        (1,906)              (382)

Selling, general and administrative expenses                                            1,924              2,614
Restructuring and asset impairment charge                                                  --                453
                                                                                 ------------       ------------

     Operating loss                                                                    (3,830)            (3,449)

Interest and other income                                                                   8                 53
Loss on sale of assets                                                                    (56)                (7)
Interest expense                                                                          852              4,093
                                                                                 ------------       ------------

     Loss from continuing operations before income taxes                               (4,730)            (7,496)

Income tax provision                                                                       --                 --
                                                                                 ------------       ------------

     Loss from continuing operations                                                   (4,730)            (7,496)

Discontinued Operations:
     Income from operations of discontinued environmental recycling segment                --              2,920
     Gain on disposal of discontinued environmental recycling segment                     353              1,637
                                                                                 ------------       ------------
     Income from discontinued operations                                                  353              4,557

                                                                                 ------------       ------------
     Net loss                                                                    $     (4,377)      $     (2,939)
                                                                                 ============       ============

Net loss per common share - Basic:
     Loss from continuing operations                                             $      (0.07)      $      (0.15)
     Income from discontinued operations                                         $       0.00       $       0.09
                                                                                 ------------       ------------
     Net loss per common share                                                   $      (0.07)      $      (0.06)
                                                                                 ============       ============

Net loss per common share - Diluted:
     Loss from continuing operations                                             $      (0.07)      $      (0.15)
     Income from discontinued operations                                         $       0.00       $       0.09
                                                                                 ------------       ------------
     Net loss per common share                                                   $      (0.07)      $      (0.06)
                                                                                 ============       ============

Weighted average common shares outstanding:
     Basic                                                                         64,479,216         48,725,448
     Diluted                                                                       64,479,216         48,725,448




                      See accompanying notes to unaudited
                  condensed consolidated financial statements.

                  U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Dollar amounts in thousands except share and per share data
                 Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)


                                                                                    2003               2002
                                                                                ------------       ------------
Sales, net                                                                      $     28,905       $     39,773

Cost of goods sold                                                                    29,751             34,111
                                                                                ------------       ------------

    Gross profit                                                                        (846)             5,662

Selling, general and administrative expenses                                           6,679              9,657
Restructuring and asset impairment charge                                                 --                453
                                                                                ------------       ------------

    Operating loss                                                                    (7,525)            (4,448)

Interest and other (expense) income                                                       (6)               233
Gain (loss) on sale of assets                                                          4,354                (10)
Interest expense                                                                       1,969             10,659
                                                                                ------------       ------------

    Loss from continuing operations before income taxes                               (5,146)           (14,884)

Income tax provision                                                                      --                 --
                                                                                ------------       ------------

    Loss from continuing operations                                                   (5,146)           (14,884)

Discontinued Operations:
    Income from operations of discontinued environmental recycling segment                --              3,823
    Gain on disposal of discontinued environmental recycling segment                     703              1,637
                                                                                ------------       ------------
    Income from discontinued operations                                                  703              5,460

                                                                                ------------       ------------
    Net loss                                                                          (4,443)            (9,424)
Preferred stock dividend earned                                                           --                177
                                                                                ------------       ------------

    Net loss attributable to common stockholders                                $     (4,443)      $     (9,601)
                                                                                ============       ============

Net loss per common share - Basic:
    Loss from continuing operations                                             $      (0.08)      $      (0.34)
    Income from discontinued operations                                         $       0.01       $       0.13
                                                                                ------------       ------------
    Net loss per common share                                                   $      (0.07)      $      (0.21)
                                                                                ============       ============

Net loss per common share - Diluted:
    Loss from continuing operations                                             $      (0.08)      $      (0.34)
    Income from discontinued operations                                         $       0.01       $       0.13
                                                                                ------------       ------------
    Net loss per common share                                                   $      (0.07)      $      (0.21)
                                                                                ============       ============

Weighted average common shares outstanding:
    Basic                                                                         64,453,397         44,720,499
    Diluted                                                                       64,453,397         44,720,499




                      See accompanying notes to unaudited
                  condensed consolidated financial statements.

                   U. S. PLASTIC LUMBER CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 2003 and 2002 Dollar amounts
                         in thousands except share data
                                   (Unaudited)



                                                                                       2003               2002
                                                                                    --------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $ (4,443)      $     (9,424)
                                                                                    --------       ------------

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                    2,529              2,859
       Amortization                                                                       53                 52
       Gain on disposal of discontinued operating segment                                 --             (1,637)
       Income from discontinued operations                                              (703)            (3,823)
       Write down of obsolete inventory                                                   --                134
       Amortization of deferred financing costs                                          428              1,686
       Reduction of discounts on convertible subordinated debentures                      --                560
       Interest expense paid in kind                                                     319                130
       Beneficial conversion feature of convertible subordinated debentures               --              3,041
       Non-cash asset impairment charge                                                   --                453
       (Gain) on sale of business                                                     (4,264)                --
       (Gain) loss on sale of property, plant & equipment                                (90)                10
   Changes in operating assets and liabilities, net of divestitures:
       Accounts receivable                                                              (718)              (319)
       Inventories                                                                       348                453
       Prepaid expenses and other current assets                                         123             (2,330)
       Other assets                                                                      370                246
       Accounts payable                                                               (1,733)               662
       Other liabilities                                                              (1,668)               (31)
       Accrued expenses                                                                 (745)             2,370
                                                                                    --------       ------------
          Net cash used in operating activities - continuing operations              (10,194)            (4,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment                                      (385)            (1,885)
   Proceeds from the sale of business                                                  8,242
   Proceeds from the sale of discontinued operations,
     net of cash retained by the purchaser                                                --             41,118
   Divestitures of property, plant and equipment                                         254                229
                                                                                    --------       ------------
          Net cash provided by investing activities - continuing operations            8,111             39,462

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock, net of issuance costs                           1                376
   Net borrowings (repayments) on lines of credit                                      2,578            (12,400)
   Proceeds from notes payable                                                            --              1,092
   Payments of notes payable                                                          (2,077)           (27,683)
                                                                                    --------       ------------
          Net cash (used in) provided by financing activities -
            continuing operations                                                        502            (38,615)

                                                                                    --------       ------------
Net change in cash and cash equivalents - continuing operations                       (1,581)            (4,061)
Cash from discontinued operations                                                      1,203              3,255
Cash and cash equivalents, beginning of period, including
  cash of discontinued operations                                                        563                912
                                                                                    --------       ------------
Cash and cash equivalents, end of period                                            $    185       $        106
                                                                                    ========       ============

Supplemental disclosure of cash flow information -
  continuing operations: Cash
  paid (received) during the period for:
   Interest                                                                         $  1,531       $      1,633
   Income taxes                                                                     $   (403)      $          4


Number of shares issued during the period for non-cash transactions:
   Acquisitions, Clean Earth merger and other items                                       --            (41,137)
   Compensation - employees and directors                                              1,800              4,400
   Litigation settlements                                                                 --             18,000
   Conversion of debenture and preferred stock                                            --         23,839,302
   Modification of convertible subordinated debt agreements                               --           (285,714)
   Settlement of trade payables and professional services                                 --            480,173




                      See accompanying notes to unaudited
                  condensed consolidated financial statements.

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

BASIS OF PRESENTATION

    The Company's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC for the year ended December 31, 2002. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts for 2002 have been reclassified to conform to the 2003 presentation.


2. LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2003 and beyond will be dependent on its ability to meet the payment obligations under and maintain compliance with the financial covenants in its various debt agreements and provide financing for working capital. The Company's senior secured credit facility with Guaranty Business Credit Corporation (the "GBCC Credit Facility") and its Master Credit Facility equipment term loans both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. The Company did not meet its EBITDA financial covenant requirements under the GBCC Credit Facility for each of the first three months of 2003. On May 13, 2003 the GBCC Credit Facility was amended to waive all covenant violations as of and prior to March 31, 2003, and to reset the parameters of some of the financial covenants for the remainder of 2003. The amended terms of the GBCC Credit Facility continued to require that financial covenants be measured on a monthly basis beginning in May 2003. The Company was not in compliance with the financial covenants, as amended, for the month of May 2003 and, as previously reported on Form 8-K, on July 10, 2003 received a default notice from GBCC. On July 25, 2003 the Company entered into a second amendment to the GBCC Credit Facility that waived all existing defaults under the GBCC Credit Facility. Under the terms of the second amendment the Company was required to provide GBCC with an executed non binding letter of intent for the sale of certain assets of the Company prior to August 31, 2003, and a letter meeting these requirements was provided to GBCC within the requisite time frame. The proceeds of such a sale, if it takes place, will be used to pay off the entire outstanding balance due under the GBCC Credit Facility and the facility would be terminated upon payment in full of all of the obligations payable to GBCC. The amendment also required that all amounts outstanding under the GBCC Credit Facility be paid in full prior to October 31, 2003. The outstanding balance under the GBCC Credit Facility as of September 30, 2003 is approximately $4,669,000.

     On October 31, 2003, the Company entered into a Third Amendment to the GBCC Credit Facility whereby the maturity date was extended through November 30, 2003. The Company is in compliance with the reporting requirements of the GBCC Credit Facility as amended, and GBCC continues to make loans under the revolving credit facility in accordance with the amended terms of the facility. The

Company is continuing negotiations to complete the sale of certain assets and retire the GBCC Credit Facility on or before November 30, 2003, however no assurance can be given that the Company will be successful.

     In addition, the Company was not in compliance with the EBITDA covenant contained in its Master Credit Facility, as amended, during the three and nine months ended September 30, 2003. Although the Company has not obtained a waiver for these covenant violations, as of November 14, 2003 neither GE Capital Corporation nor any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. The outstanding balance of the Master Credit Facility is approximately $10,642,000 as of September 30, 2003. In September of 2003 the Company suspended the monthly principal and interest payments required under the facility pending the sale of certain assets.

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

     At September 30, 2003 the Company has a working capital deficit and accumulated deficit of $19.8 million and $81.5 million respectively. Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. As a result of the Company's past financial performance, and because substantially all of its assets have been pledged as collateral under its current debt agreements, the Company may not be able to obtain additional external debt and/or equity financing to fund its operations in 2003 and beyond should it become necessary, which raises substantial doubt about the Company's ability to continue as a going concern.

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


3. STOCK BASED COMPENSATION

     The Company has granted stock options to key employees and directors under previously approved stock option plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as amended and interpreted. There is no stock-based employee compensation cost reflected in net income as no grants were issued during the nine months ended September 30, 2003 and substantially all options previously granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                       FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                      ---------------------       ---------------------
      IN THOUSANDS                                     2003          2002          2003          2002
                                                      -------       -------       -------       -------
        Net loss, as reported                         $(4,377)      $(2,939)      $(4,443)      $(9,424)
        Net loss attributable to common
           Stockholders, as reported                   (4,377)       (2,939)       (4,443)       (9,601)
        Deduct: Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                                  18            64            91           293
                                                      -------       -------       -------       -------
       Pro forma net loss                             $(4,395)      $(3,003)      $(4,534)      $(9,717)
       Pro forma net loss attributable to common
            stockholders                              $(4,395)      $(3,003)      $(4,534)      $(9,894)
        Basic and diluted loss per share as
            reported                                   $(0.07)       $(0.06)       $(0.07)       $(0.21)
        Basic and diluted loss per share - pro
            forma                                      $(0.07)       $(0.06)       $(0.07)       $(0.21)

     The pro forma adjustments in the preceding table are based on the Company's estimates of the fair value of each stock option using the Black-Scholes option-pricing model with the following assumptions for all periods presented: no dividend yield, expected volatility of 100%, risk free interest rate of 5.0% and expected life of 10 years. There were no stock option grants during the three months ended September 30, 2003 and 2002.


4. EARNINGS PER SHARE

     Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three and nine months ended September 30, 2003 and 2002 because the effect of the additional shares which would be issued assuming conversion of the convertible debentures, convertible preferred stock and the outstanding common stock options and warrants are anti-dilutive for the aforementioned periods.


5. NOTES AND CAPITAL LEASES PAYABLE

     The Company was not in compliance with the financial covenants contained in the GBCC Credit Facility during the first three months of 2003 and in May of 2003. On May 13, 2003 the GBCC Credit Facility was amended whereby all covenant violations as of March 31, 2003 were waived and the financial covenant terms were adjusted through December of 2003. The terms of the amendment also include an amendment fee of $63,000 to be paid over a twelve month period, consent by the lender for the asset sale described in note 10, a prepayment of $750,000 on the GBCC term loan using a portion of the proceeds from the sale transaction as described in note 10 and additional limitations on the availability of the GBCC revolving credit line. The Company was not in compliance with the financial covenants, as amended for the month of May 2003 and June 2003. On July 25, 2003 the Company entered into a second amendment to the GBCC Credit Facility that waived all existing defaults, rescinded the tangible net worth and EBITDA covenants retroactive to May 1, 2003 and changed the maturity date of the entire credit facility to October 31, 2003. The outstanding balance under the GBCC Credit Facility as of September 30, 2003 is approximately $4,669,000. On October 31, 2003, the Company entered into a Third Amendment to the GBCC Credit Facility whereby the maturity date was extended through November 30, 2003. . The Company is in compliance with the reporting requirements of the GBCC Credit Facility, as amended, and GBCC continues to make loans under the revolving credit facility in accordance with the amended terms of the facility. The Company is currently in negotiations to complete the sale of certain assets in order to retire the facility by November 30, 2003 (see note 2) however there can be no assurances that the Company will be successful in completing such a transaction.

     A portion of the outstanding balance under the GBCC Credit Facility has been guaranteed by Schultes, Inc. through a Junior Participation Agreement. August C. Schultes, a director of the Company, is affiliated with Schultes, Inc.

     The Company was not in compliance with the EBITDA covenant contained in its Master Credit Facility, as amended, during the three and nine months ended September 30, 2003. As of November 14, 2003 neither GE Capital Corporation or any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. With the absence of a waiver for these covenant violations, the GE Lending Group can demand immediate repayment from the Company of the outstanding balance of the Master Credit Facility, which is approximately $10,642,000 as of September 30, 2003. While the Company does not believe the GE Lending Group is likely to take such action, the Company currently does not have the resources to pay this obligation if it becomes currently due. On May 13, 2003 a principal payment of approximately $631,000 was made on the Master Credit Facility using some of the proceeds from the sale transaction as described in note 10. In September of 2003 the Company suspended the monthly principal and interest payments required under the facility pending the sale of certain assets.

     In addition, the Master Credit Facility as currently amended gives the GE Lending Group a first priority lien on the Company's option to purchase the land and buildings in Chicago, Illinois ("the Chicago Property") currently leased by the Company, and required the Company to exercise this purchase option no later than May 1, 2003. This option was not exercised prior to May 1, 2003. As a result, the GE Lending Group currently has the right to exercise this purchase option on its own behalf.

Notes payable and capital leases consist of the following (in thousands):

                                                                   SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                                   ------------------         -----------------
Term loan under the GBCC Credit Facility                           $           1,929          $           3,000
Revolving credit line under the GBCC Credit Facility                           2,740                        161
Quakertown notes                                                               1,000                      1,000
Equipment term loans under the Master Credit Facility                         10,642                     11,356
Capital lease payable on the Chicago Property                                  3,000                      3,000
Other notes payable                                                            1,253                      1,254
                                                                   -----------------          -----------------
Total notes payable and capital leases                                        20,564                     19,771
        Less current portion:                                                (18,311)                    (6,386)
                                                                   -----------------          -----------------
                                                                   $           2,253          $          13,385
                                                                   =================          =================


6. SUBORDINATED NOTES AND CONVERTIBLE DEBENTURES

    On September 24, 2002 the Company entered into an Exchange and Repurchase Agreement with Halifax Fund, L.P. ("Halifax") whereby all of the Company's previously existing obligations to Halifax, including but not limited to convertible debentures and related accrued interest, penalties and default charges were exchanged for $2.5 million in cash, a 10% convertible subordinated debenture in the principal amount of $2,832,000 and a 10% subordinated note with a principal amount of $5.6 million. Interest on the subordinated note and convertible subordinated debenture is payable in kind for the first two years of each instrument. During the first nine months of 2003 approximately $440,000 of interest expense in kind was added to the face value of the instruments and the Company paid down $300,000 of the convertible subordinated debenture using the proceeds received from the sale transaction described in note 10. The face value of the subordinated note and convertible debenture was $8,572,000 at September 30, 2003.

    The exchange transaction that took place in 2002 was accounted for as a modification of debt terms under a troubled debt restructuring and approximately $1,211,000 of default charges, penalties, preferred dividends in arrears and accrued interest from the predecessor debt instruments are reflected in the Company's balance sheet in other non-current liabilities at September 30, 2003. This amount is being amortized as a reduction of interest expense over the life of the subordinated note and convertible debenture.


7. INTANGIBLE ASSETS

    The following table summarizes the carrying value of the Company's amortizable intangible assets as of September 30, 2003 and December 31, 2002:

    (Dollar amounts in thousands:)
                                            2003        2002
                                           -----       -----
      Patents                              $ 835       $ 811
             Accumulated amortization       (335)       (282)
                                           -----       -----
      Carrying amounts, net                $ 500       $ 529
                                           =====       =====

    During the nine months ended September 30, 2003, aggregate amortization expense from continuing operations for the Company's intangible assets was approximately $53,000. As of September 30, 2003, estimated aggregate annual amortization expense for the Company's intangible assets are as follows (in thousands):


YEAR ENDING                                           AMOUNTS
-----------                                        ------------
2003........................................       $        17
2004........................................                70
2005........................................                70
2006........................................                70
2007........................................                70
2008........................................                70
                                                   ------------
                                                   $       367
                                                   ============

8. COMPREHENSIVE LOSS

    The Company's comprehensive loss equals its net loss for the three and nine-month periods ended September 30, 2003 and 2002.


9. PRODUCT WARRANTIES

The Company's building products contain a basic limited warranty from structural damage from termites or fungal decay which commences on the date of original consumer purchase of the product and extends through a period of 10 or 50 years depending on the applicable product. The Company further warrants that its products will not rot, split, splinter, or check during the applicable warranty period. Factors that enter into the Company's estimate of its warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company recorded the warranty expense as part of its Cost of Goods Sold for the three months and nine months ended September 30, 2003. The following table presents the changes in the Company's product warranty accrual:


                                                         Three months ended       Nine months ended
                                                        September 30, 2003       September 30, 2003
                                                        ------------------       ------------------

      Balance at the beginning of the period                 $   384                   $   199
      Additions to the accrual charged to expense              1,752                     2,192
      Payments charged against the accrual                    (1,579)                   (1,995)
      Other adjustments                                          330                       492
                                                             -------                   -------
      Balance at the end of the period                       $   887                   $   887
                                                             =======                   =======


10. COMMITMENTS AND CONTINGENCIES

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

    At September 30, 2003 the net book value of the Chicago Property, after giving effect to additional improvements and construction on the leased property undertaken by the Company subsequent to the Eaglebrook acquisition, was approximately $13.4 million. In the event the Company does not exercise the Chicago Property Option on or before November 28, 2003, the option rights will expire in which event the Company will have to write-off the net book value of the Chicago Property of approximately $7.3 million, net of the $3 million purchase option. While the Company intends to exercise the purchase option on the Chicago Property prior to the option's expiration date, there can be no assurance that the Company will have access to adequate funds necessary to do so. If the Company does not exercise the purchase option prior to January 1, 2004, the Company may be required to record an impairment charge for the net book value of the land and buildings originally acquired, and adjust the depreciable life of the building improvements to the length of the remaining lease term.

LEGAL PROCEEDINGS

    On June 11, 2003 the Company and the purchaser of Clean Earth settled their dispute regarding the final audited closing date balance sheet in which the purchaser and Clean Earth had originally sought an adjustment to the purchase price in the amount of approximately $4,000,000 due to various closing adjustments to the final audited balance sheet. Under the terms of the settlement agreement between the Company and the purchaser and Clean Earth (i)

Clean Earth paid $850,000 to the Company on June 11, 2003, (ii) Clean Earth paid to the Company an additional $410,000 in August of 2003 pursuant to the terms of the settlement agreement, (iii) the 5% $3.5 million Junior Promissory Note that the Company received as part of the purchase price from the sale of Clean Earth was cancelled and (iv) the $1 million portion of the purchase price that was held in escrow was returned to the purchaser. As a result of the settlement agreement, there will be no additional purchase price adjustments with respect to the final audited closing date balance sheet. The Company also agreed to make a joint election with Clean Earth under Section 338 of the U.S. Federal Income Tax Code regarding the tax treatment of the Clean Earth sale transaction.

    The Company had previously assigned a value of $500,000 to the Junior Promissory Note received from the sale of Clean Earth and had reflected that amount on its balance sheet within other assets. As a result of the $1,203,000 of cash payments received in the settlement of the dispute, net of $57,000 in related legal and other expenses, the Company recorded $703,000 as income from discontinued operations in the nine months ending September 30, 2003.

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. All pending PRP matters have been settled, and at September 30, 2003, the Company has accrued approximately $250,000 for estimated liabilities related to these matters. While the Company believes this accrual is sufficient to cover the aggregate liability that may be incurred in these matters, there can be no assurances that the accrual will be sufficient.

    On April 15, 2002, the Company filed a Complaint, entitled Integrated Technical Services, Inc. v Pennsylvania Department of Environmental Protection, Board of Claims, Commonwealth of Pennsylvania, Civil Action No. 3484, seeking $7.5 million in a contract claim arising from the Quakertown foundry site clean-up. This litigation was assumed as part of the Clean Earth sale. The Company and PADEP have agreed to settle this claim for approximately $1.2 million, and the Company expects to finalize the settlement prior to December 31, 2003. The net proceeds from the settlement will be used to pay down the Quakertown Notes, which have an outstanding balance of $1 million as of September 30, 2003.

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

    On November 3, 2003, the Company and its CEO, Mark Alsentzer, were notified of a formal investigation by the Securities and Exchange Commission, entitled In the Matter of Mace Security International, Inc. and U.S. Plastic Lumber Corporation (HO-09774). The Company and Mr. Alsentzer were each served with a subpoena from the Securities and Exchange Commission pursuant to a formal investigation under Section 20(a) of the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934. The Company and Mr. Alsentzer will fully cooperate in the investigation and seek to produce documents responsive to the subpoenas. The Company believes it is in full compliance with all Securities Laws.

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

ACCIDENT AT OCALA FACILITY

On August 18, 2003, an explosion took place at the Company's Ocala, FL manufacturing facility which resulted in the death of one employee. Investigations by the Company, local authorities and the Occupational Health and Safety Administration ("OSHA") as to the precise cause of the explosion are continuing. The Company is currently unable to predict the outcome of any civil action or sanctions which may be brought against the Company as a result of this accident. The Company believes that its insurance coverage is adequate to recover losses pertaining to the damage to its equipment and the interruption of its business that were incurred as a result of the accident. The Ocala plant has resumed partial production and the Company estimates that the Ocala plant will return to the full production levels by the end of January 2004.

11. RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 interprets the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest in after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company has identified no VIE's, and accordingly, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

    During April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

    During May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling (minority) interests which, on October 29, 2003, the FASB decided to defer indefinitely. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the prescribed time.

12. SALE OF CORNERBOARD DIVISION

    On May 13, 2003 the Company completed the sale of it's cornerboard division to a unit of Illinois Tool Works, Inc. ("ITW") for a net purchase price of approximately $8.2 million, after giving effect to various sales price adjustments. This sale transaction was structured as an asset purchase, primarily for accounts receivable, inventory and property, plant and equipment. The proceeds realized in the transaction were used to pay down certain indebtedness and for general corporate purposes. The transaction resulted in a pre-tax gain of $4,264,000.

                   U.S. PLASTIC LUMBER CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and ability to meet our financial obligations and maintain our current operations in 2003 and beyond will be dependent on our ability to meet the payment obligations under and maintain compliance with the financial covenants in our various debt agreements and provide financing for working capital. Our senior secured credit facility with Guaranty Business Credit Corporation (the "GBCC Credit Facility") and our Master Credit Facility equipment term loans both contain significant financial covenants, including but not limited to the requirement to achieve specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is measured periodically throughout the term of these agreements. We did not meet the EBITDA financial covenant requirements under the GBCC Credit Facility for each of the first three months of 2003. On May 13, 2003 the GBCC Credit Facility was amended to waive all covenant violations as of and prior to March 31, 2003, and to reset the parameters of some of the financial covenants for the remainder of 2003. The amended terms of the GBCC Credit Facility continued to require that financial covenants be measured on a monthly basis beginning in May 2003. We were not in compliance with the financial covenants, as amended, for the month of May 2003 and, as previously reported on Form 8-K, on July 10, 2003 received a default notice from GBCC. On July 25, 2003 we entered into a second amendment to the GBCC Credit Facility that waived all existing defaults under the GBCC Credit Facility. Under the terms of the second amendment we were required to provide GBCC with an executed letter of intent for the sale of certain assets of the Company prior to August 31, 2003. We provided such a letter to GBCC within the requisite time period. The proceeds from such a sale, if it takes place, will be used to pay off the entire outstanding balance due under the GBCC Credit Facility and the facility will be terminated upon payment in full of all of the obligations payable to GBCC. The amendment also required that all amounts outstanding under the GBCC Credit Facility be paid in full prior to October 31, 2003. On October 31, 2003, the Company entered into a Third Amendment to the GBCC Credit Facility whereby the maturity date was extending through November 30, 2003, and GBCC continues to make loans under the revolving credit facility in accordance with the amended terms of the facility. The Company is currently in negotiations to complete the sale of certain assets and retire the GBCC Credit Facility prior to November 30, 2003, however no assurance can be given that the Company will be successful. The outstanding balance under the GBCC Credit Facility as of September 30, 2003 is approximately $4,669,000, a portion of which is guaranteed by Schultes, Inc. through a Junior Participation Agreement. August C. Schultes, a director of the Company, is affiliated with Schultes, Inc.

     In addition, we were not in compliance with the EBITDA covenant contained in our Master Credit Facility during the three and nine months ending September 30, 2003. Although we have not obtained a waiver of for these covenant violations, as of August 14, 2003 neither GE Capital Corporation nor any of the other lenders that participate in the Master Credit Facility (the "GE Lending Group") have taken any action against the Company. The outstanding balance of the Master Credit Facility is approximately $10,642,000 as of September 30, 2003, and in September of 2003 we suspended the monthly principal and interest payments required under the facility pending the sale of certain assets.

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

     At September 30, 2003 we had a working capital deficit and accumulated deficit of $19.8 million and $81.5 million respectively. Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. As a result of our past financial performance, and because substantially all of our assets have been pledged as collateral under our current debt agreements, we may not be able to obtain additional external debt and/or equity financing to fund our operations in 2003 and beyond should it become necessary, which raises substantial doubt about our ability to continue as a going concern.

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

     The principal and interest obligations of our outstanding indebtedness for the remainder of 2003 will be approximately $200,000 per month. Capital expenditures for the remainder of the year are not expected to be significant.

     Our working capital deficit increased from $10.0 million at December 31, 2002 to $19.8 million at September 30, 2003. The increase is mainly due to the entire outstanding balances on the GBCC Credit Facility and the Master Credit Facility being reclassified to current liabilities due to the amended terms of the GBCC Credit Facility and the financial covenant violation with respect to the Master Credit Facility at September 30, 2003, partially offset by the paydown of accounts payable and accrued expenses in 2003 with the proceeds received from the GBCC Credit Facility and the sale of the cornerboard business. Cash and cash equivalents totaled $185,000 at September 30, 2003, a decrease of $378,000 from the $563,000 at December 31, 2002. Cash used in operating activities from continuing operations amounted to $10,194,000 for the first nine months of 2003, as compared to $4,908,000 for the comparable period in 2002. The following table summarizes the different components of cash used in operating activities from continuing operations for the nine months ended September 30, 2003 and 2002.

     Dollar amounts in thousands:


                                                                      2003                 2002
                                                                   --------             --------
      Loss from continuing operations                              $ (5,146)            $(14,884)
      Non-cash charges                                                3,329                8,915
      Increase in accounts receivable                                  (718)                (319)
      Decrease in inventories                                           348                  453
      (Gain) loss on the sale of assets                              (4,354)                  10
      (Decrease) increase in accounts payable                        (1,733)                 662
      Changes in other working capital and other assets              (1,920)                 255
                                                                   --------             --------
      Net cash used in operating activities                        $(10,194)            $ (4,908)
                                                                   ========             ========


    Non cash charges consist primarily of depreciation expense, amortization of intangibles, deferred financing costs and discounts on convertible debentures, beneficial conversion features of convertible debentures and interest expense paid in kind.

    Cash received from investing activities from continuing operations was $8,111,000 in the first nine months of 2003, as compared to $39,462,000 in the comparable period of a year ago. The change is mainly due to the sale of the discontinued environmental recycling and remediation business in 2002, which yielded net proceeds of $41,118,000 while the sale of the cornerboard business in 2003 yielded net proceeds of $8,242,000. Capital expenditures in the first nine months of 2003 amounted to $385,000, as compared to $1,885,000 for the same period in 2002.

    Cash provided by financing activities from continuing operations totaled $502,000 for the nine months ending September 30, 2003, as compared to $38,615,000 used in financing activities during the first nine months of 2002. In 2002 we paid down $40,083,000 of outstanding indebtedness with the proceeds from the sale of the discontinued environmental recycling and remediation business, partially offset by $1,092,000 in proceeds from notes payable and $376,000 from the sale of common stock. In 2003 we had net borrowings on our revolving line of credit of $2,578,000, largely offset by the payment of notes payable in the amount of $2,077,000.

    Cash provided by our discontinued environmental recycling and remediation business segment, which we sold on September 9, 2002, amounted to $1,203,000 in the first nine months of 2003 (see note 7), compared to $3,255,000 in the first nine months of 2002.

PRODUCTION ACCIDENT AT OCALA FACILITY

On August 18, 2003, an explosion took place at our Ocala, FL manufacturing facility which resulted in the death of one employee. Investigations by the

Company, local authorities and the Occupational Health and Safety Administration ("OSHA") as to the precise cause of the explosion are continuing. We are currently unable to predict the outcome of any civil action or sanctions which may be brought against us as a result of this accident. We believe that our insurance coverage is adequate to recover losses related to the damage to our equipment and the interruption of our business that were incurred as a result of the accident. The Ocala plant has resumed partial production and the Company estimates that the Ocala plant will return to the full production levels by the end of January 2004.


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


INTERIM RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

    Net sales in the third quarter of 2003 were $7,981,000, as compared to $10,646,000 in the third quarter of 2002, a decrease of $2,665,000, or 25%. The decrease is due mainly to the sale of the cornerboard business, which was sold in the second quarter of 2003 and contributed net sales of $2,048,000 in the third quarter of 2002. In addition, sales of the Company's OEM, transportation and fabricated products decreased by $1,098,000 in the third quarter of 2003, partially offset by slight increases in sales of Building Products and slipsheet packaging products. Building Products revenues were negatively impacted by approximately $476,000 in 2002 due to our decision to allow certain customers to return older product in anticipation of a newly formulated deck product to be released later in 2002.

    Gross loss for the three months ending September 30, 2003 increased from $382,000 in 2002 to $1,906,000 in 2003, mainly due to approximately $1,752,000 of additional warranty claims recognized in 2003 and, to a lesser extent, the sale of the cornerboard business in the second quarter of 2003, partially offset by the aforementioned returned product and a write down of obsolete inventory in the amount of $134,000 in 2002. Net sales and gross profit were also negatively impacted in the third quarter of 2003 by the temporary shutdown of our Ocala, Florida manufacturing facility due to a production accident and subsequent investigation.

    Selling, general and administrative expenses ("SG&A"), decreased by $690,000, or 26%, to $1,924,000 for the three months ending September 30, 2003 as compared to $2,614,000 in the comparable period of a year ago, mainly due to reduced corporate overhead and lower sales, marketing and legal expenses.

    The third quarter of 2003 produced an operating loss of $3,830,000, as compared to an operating loss of $3,449,000 for the third quarter of 2002. The change is due mainly to the sale of the cornerboard business and the increase in warranty expense in 2003. In addition, operating loss in 2002 was negatively impacted by an asset impairment charge of $453,000.

    Interest expense in the third quarter of 2003 was $852,000, as compared to $4,093,000 in the third quarter of 2002, a decrease of $3,241,000, or 79%. The decrease is mainly due to beneficial conversion features recognized in 2002 in the amount of $2,791,000, and, to a lesser extent, lower amortization of deferred financing costs in 2003.

    Loss from continuing operations in the third quarter of 2003 was $4,730,000, as compared to $7,496,000 for the same period in 2002. The decrease is mainly due to higher interest expense in 2002.

    Income from discontinued operations was $353,000 in the three months ending September 30, 2003 and $4,557,000 in the three months ending September 30, 2002. The environmental recycling and remediation business was sold on September 9, 2002. The discontinued operating segment generated income of $2,920,000 in the third quarter of 2002 prior to the closing of the sale, and we recorded a gain on the sale of $1,637,000. We received cash of $353,000, net of $57,000 of related legal and other expenses, in 2003 as the remaining outstanding issues with respect to the sale agreement were settled.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

    Net sales for the first nine months of 2003 were $28,905,000, as compared to $39,773,000 in the first nine months of 2002, a decrease of $10,868,000, or 27%. Approximately $5,512,000 of this decrease was attributable to the decline in sales of our building products, and approximately $3,524,000 was attributable to the sale of the cornerboard business in May of 2003. Part of the decrease in sales of the building products was a result of not having sufficient inventory to meet the demands for our building products during the first six months of 2003, mainly due to cash constraints and slower production rates of our newly formulated decking products. In addition, we implemented a price increase in the first quarter of 2003, which resulted in our distributors deciding not to stock inventory in advance of the spring deck building season as they had in 2002. Building products revenues in the first nine months of 2003 were also negatively impacted by our commitment to accept an additional $250,000 of returns of deck product containing the older formulation from some of our key distributors, and by the temporary shutdown of our Ocala, Florida manufacturing facility.

    Gross loss in the first nine months of 2003 was $846,000, as compared to gross profit of $5,662,000 in 2002, mainly due to an increase in our warranty accrual of approximately $2,192,000, significantly lower sales of the decking products and the sale of the cornerboard business. Gross profit was also negatively impacted in 2003 by higher raw material prices throughout all our product lines and higher than normal scrap rates during initial production runs of the newly formulated decking products and the under-absorption of fixed manufacturing overhead due to the lower sales volume.

    Selling, general and administrative expenses from continuing operations decreased by $2,978,000, or 31%, to $6,679,000 in the first nine months of 2003 as compared to $9,657,000 in the first nine months of 2002. The decrease was primarily a result of cost reduction initiatives implemented during 2003 which resulted in substantially lower marketing, selling and commission expenses, as well as a significant reduction in corporate overhead expenses.

    The first nine months of 2003 produced an operating loss of $7,525,000, as compared to an operating loss of $4,448,000 for the same period in 2002. The change is due mainly to reduced sales volume and lower gross margins.

    Interest expense from continuing operations in the first nine months of 2003 was $1,969,000, as compared to $10,659,000 in the first nine months of 2002, a decrease of $8,690,000, or 82%. In addition to the substantially higher debt levels we had in the prior year, interest expense in 2002 was negatively impacted by recognition of beneficial conversion features of $3,041,000, $1,818,000 in higher amortization of deferred financing costs and discounts on convertible debentures than experienced in 2003, and the accrual of $690,000 in penalties for our failure to file a registration statement for our common stock.

    We recorded a gain of $4,264,000 on the sale of the cornerboard business in May of 2003, with no comparable amount in 2002. Our loss from continuing operations for the nine months ending September 30, 2003 was $5,146,000, compared to a loss from continuing operations of $14,884,000 for the nine months ending September 30, 2002. The decrease is due primarily to lower interest expense and the gain on the sale of the cornerboard business, partially offset by a higher operating loss in 2003.

    Income from discontinued operations in 2003 was $703,000, as compared to $5,460,000 in 2002, which includes a gain on the sale of the discontinued operation of $1,637,000.


SEASONALITY

    Sales of certain plastic lumber products tend to slow significantly in the winter months, as adverse whether conditions negatively impact outdoor building projects in most of the continental United States.


RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2003 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 interprets the application of Accounting Research Bulletin No.

51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest in after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company has identified no VIE's, and accordingly, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

    During April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

    During May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling (minority) interests which, on October 29, 2003, the FASB decided to defer indefinitely. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the prescribed time.


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


ITEM 4.  DISCLOSURES AND CONTROLS

   (a) As of the end of the period covered by this Quarterly Report ("the Evaluation Date"), our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange

         Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.


   (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On June 11, 2003 the Company and the purchaser of Clean Earth settled their dispute regarding the final audited closing date balance sheet in which the purchaser and Clean Earth had originally sought an adjustment to the purchase price in the amount of approximately $4,000,000 due to various closing adjustments to the final audited balance sheet. Under the terms of the settlement agreement between the Company and the purchaser and Clean Earth (i) Clean Earth paid $850,000 to the Company on June 11, 2003, (ii) Clean Earth paid an additional $410,000 in August of 2003 pursuant to the terms of the settlement agreement, (iii) the 5% $3.5 million Junior Promissory Note that the Company received as part of the purchase price from the sale of Clean Earth was cancelled and the $1 million portion of the purchase price that was held in escrow was returned to the purchaser. As a result of the settlement agreement, there will be no additional purchase price adjustments with respect to the final audited closing date balance sheet. The Company also agreed to make a joint election with Clean Earth under Section 338 of the U.S. Federal Income Tax Code regarding the tax treatment of the Clean Earth sale transaction.

    In December 1998, the Company purchased Clean Earth of North Jersey ("CENJ", then known as S&W Waste, Inc.) in a stock purchase transaction. Pursuant to such purchase, the Company could be responsible for liabilities resulting from matters wherein CENJ has been named as a potentially responsible party ("PRP") in matters involving the possible disposal of hazardous waste at certain disposal sites. All pending PRP matters have been settled, and at September 30, 2003, the Company has accrued approximately $250,000 for estimated liabilities related to these matters. While the Company believes this accrual is sufficient to cover the aggregate liability that may be incurred in these matters, there can be no assurances that the accrual will be sufficient.

    On April 15, 2002, the Company filed a Complaint, entitled Integrated Technical Services, Inc. v Pennsylvania Department of Environmental Protection, Board of Claims, Commonwealth of Pennsylvania, Civil Action No. 3484, seeking $7.5 million in a contract claim arising from the Quakertown foundry site clean-up. This litigation was assumed as part of the Clean Earth sale. The Company and PADEP have agreed to settle this claim for approximately $1.2 million, and the Company expects to finalize the settlement prior to December 31, 2003. The net proceeds from the settlement will be used to pay down the Quakertown Notes, which have an outstanding balance of $1 million as of September 30, 2003.

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

    On November 3, 2003, the Company and its CEO, Mark Alsentzer, were each served with a subpoena from the Securities and Exchange Commission in the matter of Mace Security International, Inc. and US Plastic Lumber Corporation pursuant to a formal investigation under Section 20(a) of the Securities Act of 1933 and
Section 21(a) of the Securities Exchange Act of 1934. The Company and Mr. Alsentzer will fully cooperate in the investigation and seek to produce documents responsive to the subpoenas. The Company believes it is in full compliance with all Securities Laws.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the first nine months of 2003 1,800 shares of common stock were issued as annual compensation to the Company's non-employee directors and 50,000 shares of common stock were issued as a result of the exercise of employee stock options.

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

             On November 3, 2003 Company filed a Report on Form 8-K to report that its credit facility with Guaranty Business Credit Corp. was amended to, among other things, extend the maturity date of the facility to November 30, 2003.





                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 2003                     /s/ MICHAEL D. SCHMIDT
-----------------                     ---------------------------------
  Date                                Michael D. Schmidt,
                                      Chief Financial Officer